Form 10KSB/A
period 1995-06-30
BARRIE RICHARD FRAGRANCES INC
filed 1995-10-27
CIK 836937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 FORM 10-KSB/A


     (Mark  One)
[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934 [Fee  Required]

For the fiscal year ended June 30,  1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from _______________ to _________________

Commission file number 1-10320


                        RICHARD BARRIE FRAGRANCES, INC.
                 (Name of small business issuer in its charter)

        Nevada
(State or other jurisdiction                         13-3465289
 of incorporation or organization)         (I.R.S. Employer Identification No.)

               15 Executive Boulevard, Orange, Connecticut 06477
              (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (203) 795-5300







         The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 as set forth in the pages attached hereto:

         Item 9. Directors and Executive Officers; Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         Item 10. Executive Compensation
         Item 11. Security Ownership of Certain Beneficial Owners and Management
         Item 12. Certain Relationships and Related Transactions







                                                   Page 1 of 7 Total Pages
                                                      No Exhibit Index

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS; PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning Directors and Executive Officers

Name                      Age           Position

Lynn Barrie               48            Director and Secretary
Richard Barrie            53            Director and President
Arch Nadler               71            Director
Peter T. Pochna           54            Director
Joseph Buvel              34            Vice President - Finance,
                                         Treasurer and Chief Financial Officer
Leo Mahoney               47            Vice President - Operations
Ronald Stein              52            Vice President - Sales


            Directors hold office until the next annual meeting of the Company's stockholders and until their successors are elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     Mrs. Barrie has served as Secretary and as a director of the Company since its inception in 1988. From 1986 to 1988, Mrs. Barrie was a Vice President and principal of Richard Barrie Enterprises, a consulting company specializing in the cosmetics and toiletries industry and, since 1981, has been a homemaker. Mrs. Barrie is the wife of Richard Barrie.

            Mr. Barrie has served as President and chief executive officer and as a director of the Company since its inception in 1988. From 1986 to 1988, Mr. Barrie was President and a principal of Richard Barrie Enterprises, a consulting company specializing in the cosmetics and toiletries industry. From 1984 to 1986, Mr. Barrie was employed or retained in a consultant capacity by Carme International, Inc., a subsidiary of Carme, Inc., a manufacturer of natural health and beauty aids and a distributor of natural food and cosmetic products. From 1963 to 1984, Mr. Barrie was employed in various sales, marketing and executive capacities by Faberge Incorporated, serving as Senior Executive Vice President and Chief Operating Officer from 1980 to 1984, Executive Vice President -- Marketing and Sales from 1970 to 1980, Vice President of Marketing and Sales -- Retail and Salon Divisions from 1967 to 1970, Sales Manager -- Retail and Salon Divisions from 1966 to 1967, and in various sales positions from 1963 to 1966. In addition, Barrie served as member of Faberge's Board of Directors from 1970 to 1984. During Mr. Barrie's years at Faberge, he was involved in the development (including formulations, packaging, pricing, distribution and marketing) and introduction of many well known and successful product lines, including the BABE fragrance line, which in its first year became Faberge's largest selling women's fragrance worldwide. BABE received two awards from the Fragrance Foundation for its 1976 launch: Most Successful Introduction of a Women's Fragrance in Popular Distribution, and Best Advertising Campaign for Women's Fragrance. Mr. Barrie also supervised Faberge's introduction of the popular BRUT 33 toiletry line for Faberge. Mr. Barrie's role for this toiletry line included obtaining Joe Namath's endorsement and promotional assistance. In 1977, Mr. Barrie signed Farrah Fawcett to a promotional contract with Faberge for the Farrah Fawcett hair product and fragrance lines. Mr. Barrie also supervised the expansion of the Faberge Organics Hair Care line from a beauty salon line to a successful retail line. Mr. Barrie is the husband of Lynn Barrie.

            Mr. Nadler became a director of the Company upon the completion of the Company's initial public offering in March 1989. Mr. Nadler has managed his private investments since retiring in December 1984 as Chairman of the Board and Chief Executive Officer of Nadler & Larimer Advertising Agency, an advertising agency with offices in New York and London, which he founded in 1962.

     Mr. Pochna became a director of the Company upon the completion of the Company's initial public offering in March 1989. Mr. Pochna has been a private investor and financial consultant to small businesses during the past five years.

            Mr. Buvel became Vice President - Finance, Treasurer and Chief Financial Officer of the Company in February 1994 after becoming employed by the Company in December 1993 following completion of the Company's transaction with Muelhens Inc., which manufactured and distributed fragrance, cosmetic and skin treatment products. From 1984 to December 1993, Mr. Buvel was employed by Muelhens Inc. in a variety of financial positions, the last two years serving as Chief Financial Officer.

            Mr. Mahoney became Vice President - Operations of the Company in February 1994 after becoming employed by the Company in December 1993 following completion of the Company's transaction with Muelhens Inc. From April 1991 to December 1993, Mr. Mahoney was Director of Operations of Muelhens Inc. From January 1990 to April 1991, Mr. Mahoney was Director of Operations for Telrepco Inc., which manufactured and repaired telephone equipment and personal computers, and from 1983 to March 1989, Mr. Mahoney was General Manager of the Repair Division of TIE Communications, Inc., which manufactured and distributed telephone equipment.

            Mr. Stein became Vice President - Sales of the Company in February 1994 after becoming employed by the Company in December 1993 following completion of the Company's transaction with Muelhens Inc. Prior thereto, Mr. Stein was the President of Contemporary Sales, Inc., a company he founded in 1973 and which served as a manufacturer's sales representative in the retail field.

Compliance with Section 16(a) of the Exchange Act

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Pacific Stock Exchange. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such forms furnished to it and representations that no other reports were required, the Company believes that all Section 16(a) reporting requirements were complied with during the fiscal year ended June 30, 1995.

ITEM 10.    EXECUTIVE COMPENSATION

            The following table sets forth information concerning compensation for fiscal 1995, 1994 and 1993 earned by or paid to the Company's chief executive officer and each other executive officer whose compensation exceeded $100,000 in fiscal 1995:

--------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                                              Annual Compensation
-------------------------------------------------------------------------------
                                                           Other Annual
   Name and                            Salary    Bonus    Compensation(1)
   Principal Occupation       Year      ($)       ($)          ($)
-------------------------------------------------------------------------------
                              1995    227,950     -0-         1,922
Richard Barrie,               1994    198,125    16,000      66,500(2)
 President and                1993    150,000     -0-         8,000(2)
 chief executive officer
-------------------------------------------------------------------------------
Ronald Stein,                 1995     92,250     -0-        17,500(3)
  Vice President-Sales        1994     48,750     -0-          -0-
                              1993       N/A      N/A          N/A
-------------------------------------------------------------------------------

(1) The named executives routinely receive other benefits from the Company, the aggregate amounts of which during the years indicated did not exceed 10% of the salary and bonus set forth above.

(2) For fiscal 1995 represents the imputed economic benefit to the executive of premiums paid for a "split dollar" insurance policy (discussed below) insuring the life of the named executive officer. For fiscal 1994 and 1993, represents reimbursement for premiums paid on insurance policies insuring the life of the named executive officer for the benefit of his family. In fiscal 1994 also represents reimbursement of $58,500 in personal relocation expenses.

(3) Represents reimbursement for personal relocation expenses.


Compensation Arrangements

            Chief Executive Officer. Through September 30, 1993, Richard Barrie was employed pursuant to an employment agreement providing for an annual salary of $150,000 and reimbursement (up to $8,000 per year) for the cost of private life insurance maintained by Mr. Barrie for the benefit of his family. Effective October 1, 1993, the Company entered into a new three-year employment agreement with Mr. Barrie pursuant to which he would be paid an annual salary of $180,000 per year, which increased to $225,000 effective December 15, 1994, following the Company's completion of its transaction with Muelhens Inc., with annual cost of living adjustments based upon the consumer price index. The agreement also provided for the Company to reimburse Mr. Barrie (up to $8,000 per year) for the cost of private life insurance through June 30, 1994. In August 1994 the Company purchased for Mr. Barrie a $6,000,000 "split dollar" insurance policy on his life, which provides a $3,000,000 "key man" death benefit payable to the Company and a $3,000,000 death benefit payable to Mr. Barrie's designated beneficiaries. The policy is structured to provide for repayment of the premiums to the Company upon the earlier of Mr. Barrie's death or attainment of the age of 67. The policy is further structured to provide Mr. Barrie with a retirement benefit from the cash surrender value of the policy.

            Directors. In September 1993, the Company adopted the Non-Employee Director Compensation Plan for all directors not employed by the Company. Pursuant to this Compensation Plan, on September 20, 1993, the four then non-employee directors of the Company -- Mrs. Barrie and Messrs. McEnany, Nadler and Pochna -- were each granted ten-year options to purchase 15,000 shares of Common Stock at an exercise price of $2.25 per share

(the closing price of the Common Stock on the Pacific Stock Exchange on the date of the grant). The options are exercisable as follows: 33-1/3% immediately, 33-1/3% on the first anniversary of the grant and the remaining 33- 1/3% on the second anniversary. On February 2, 1994, this Compensation Plan was amended to provide for payment of $500 to each non-employee director of the Company for each meeting attended. In February 1995, Patrick McEnany resigned from the Company's Board of Directors after several years of service. In consideration of his services to the Company, on February 21, 1995, the Company was authorized to amend the terms of the September 20, 1993 Stock Option Agreement with Mr. McEnany pursuant to which he was granted ten-year options to purchase 15,000 shares of Common Stock at an exercise price of $2.25 per share. Under the terms of the original agreement, such options were to expire immediately upon his resignation (with respect to options not then exercisable) or thirty days thereafter (with respect to options then exercisable). The amendment modified such terms to eliminate such expiration provision. In addition, the Company was authorized to grant "piggy-back" registration rights with respect to the shares of Common Stock issuable upon exercise of such options, such that these shares would be included in certain future registration statements filed by the Company under the Securities Act of 1933 without cost to Mr. McEnany. On April 17, 1995, the exercise price of the options held by Mrs. Barrie and Messrs. Nadler and Pochna (Mr. McEnany having resigned from the Board of Directors by that time) were reduced to $1.4375, the closing price of the Company's Common Stock on the Pacific Stock Exchange on such date.

            Option Grants to Executive Officers. On April 17, 1995, the Company granted ten-year options to purchase 25,000 shares of Common Stock at an exercise price of $1.4375 (the closing price of the Common Stock on the Pacific Stock Exchange on the date of grant) to Mr. Barrie and similar options to purchase 10,000 shares of Common Stock to each of Messrs. Buvel, Mahoney and Stein, Vice Presidents of the Company. Such options were to become exercisable as to 50% on each of the first and second anniversary dates of the grant. In October 1995, all of these options were voluntarily relinquished by the grantees.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table sets forth certain information as of September 28, 1995 (on which date 4,419,548 shares of Common Stock were outstanding), except as indicated below, with respect to (i) those person or groups known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director, (iii) each executive officer whose compensation exceeded $100,000 in fiscal 1994, and (iv) all directors and officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 based upon information furnished by the persons listed or contained in filings made by them with the Securities Exchange Commission. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

                                   Amount and Nature of
Beneficial Owner                   Beneficial Ownership      Percent of Class
----------------                   --------------------      ----------------
Richard Barrie and Lynn Barrie        505,223(1)                  11.4%
Anthony Silverman                     327,611(2)                   7.0%
Peter T. Pochna                        28,045(3)                     *
Arch Nadler                            23,667(4)                     *
All Directors and Executive
 Officers as a
Group (7 persons)                     576,436(5)                  12.8%

---------------------------------

*   Less than one percent.

(1) Richard and Lynn Barrie are married. The number of shares indicated includes
    (i) 477,400 shares owned by Richard Barrie, who possesses sole voting and investment power with respect to such shares; (ii) 4,823 shares owned by Lynn Barrie, who possesses sole voting and investment power with respect to such shares; and (iii) 23,000 shares issuable to Lynn Barrie upon the exercise of presently exercisable options, as to which she will possess sole voting and investment power upon exercise of such options. Mr. and Mrs. Barrie's business address is 15 Executive Boulevard, Orange, Connecticut 06477.

(2) Includes (i) 173,334 shares issuable to Mr. Silverman upon the conversion of $390,000 principal amount of 10% Convertible Subordinated Promissory Notes ("Convertible Notes") and (ii) 102,610 shares issuable upon the exercise of presently exercisable warrants. Does not include shares issuable upon conversion of accrued but unpaid interest on the 10% Convertible
    Subordinated Promissory Notes held by Mr. Silverman. Mr. Silverman's business address is 11811 N. Tatum Boulevard, Phoenix, Arizona 85028. The information in this footnote is as of February 1, 1994 (adjusted to give effect to the March 9, 1994 reverse stock split and as further adjusted to give effect to a reduction in the conversion price of the Convertible Notes effective August 13, 1994) and was obtained from Mr. Silverman's Schedule 13D dated that date.

     (3) Includes 15,000 shares issuable to Mr. Pochna upon the exercise of presently exercisable options.

     (4) Includes 23,000 shares issuable to Mr. Nadler upon the exercise of presently exercisable options.

(5) Includes an aggregate of 71,334 shares issuable to the Company's directors and executive officers as follows: (i) 61,000 upon exercise of presently exercisable options; (ii) 8,667 upon conversion of $19,500 principal amount of Convertible Notes (but excluding shares issuable upon conversion of accrued but unpaid interest); and (iii) 1,667 shares issuable upon exercise of presently exercisable warrants.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The disclosure required by this Item 12 is set forth in Item 10, Executive Compensation.

                                                            SIGNATURES


    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  RICHARD BARRIE FRAGRANCES, INC. (Registrant)



Dated:  October 27, 1995           By:  /s/ Joseph Buvel
                                      ------------------
                                      Joseph Buvel
                                       Vice President-Finance, Treasurer and
                                        Chief Financial Officer