Form 10QSB
period 1995-09-30
BARRIE RICHARD FRAGRANCES INC
filed 1995-11-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

     X  Quarterly  report  pursuant  to  Section  13 or 15(d) of the Securities
          Exchange Act of 1934


         For the quarterly period ended September 30, 1995

  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For the transition period from to

                         Commission File number 1-10320


                        Richard Barrie Fragrances, Inc.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

       Nevada                                            13-3465289
      (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)

               15 Executive Boulevard, Orange, Connecticut 06477
                    (Address of Principal Executive Offices)

                                 (203) 795-5300
                (Issuer's Telephone Number Including Area Code)


     (Former Name,  Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 13, 1995, Issuer had outstanding 4,419,548 shares of Common Stock, par value $.005 per share.

                            Page 1 of 12 Total Pages
                            Exhibit Index -- None

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                          RICHARD BARRIE FRAGRANCES, INC.

                                                  BALANCE SHEETS





                                                                  September                      June
                                                                  30, 1995                     30, 1995
            ASSETS                                                           (unaudited)

Current Assets:
  Cash and Cash Equivalents                                       $ 319,218                  $  339,715
  Accounts Receivable - Net                                       2,481,032                   1,770,190
  Inventory                                                       1,817,624                   2,415,000
  Promotional Merchandise                                           367,315                     325,721
  Other Current Assets                                              766,852                     354,067
                                                                  -----------                 -----------
    Total Current Assets                                          5,752,041                   5,204,693
Fixed Assets
  (At Cost, Less Accumulated Depreciation                         1,120,806                   1,174,102
   of $624,445 and $538,031, Respectively)
Debt Issuance Cost
  (At Cost, Less Accumulated Amortization of                         44,117                      81,932
   $268,883 and $231,068, Respectively)
Other Long Term Assets                                            1,825,404                   1,825,404
                                                                  -----------                 -----------
  Total Assets                                                   $8,742,368                  $8,286,131
                                                                  ==========                  ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Convertible Notes Payable                                       5,157,750                   5,157,750
  Accounts Payable                                                  190,866                     389,033
  Accrued Expenses                                                2,627,835                   2,016,585
                                                                  -----------                 -----------
    Total Current Liabilities                                     7,976,451                   7,563,368
                                                                  -----------                 -----------
  Total Liabilities                                               7,976,451                   7,563,368
                                                                  -----------                 -----------
Stockholders' Equity:
  Preferred Stock, $0.01 Par Value 10,000,000
    Shares Authorized, No Shares Outstanding                      -0-                         -0-
  Common Stock, $0.005 Par Value, 16,666,667
    Shares Authorized, 4,419,548 and 4,419,548
    Shares Issued and Outstanding, Respectively                      22,097                      22,097
  Additional Paid-In Capital                                      6,982,738                   6,982,738
  Accumulated Deficit                                            (6,238,918)                 (6,282,072)
                                                                  -----------                 -----------
  Total Stockholders' Equity                                        765,917                     722,763
                                                                  -----------                 -----------
  Total Liabilities and Stockholders' Equity                      $8,742,368                  $8,286,131
                                                                  ==========                  ==========




     The accompanying notes are an integral part of these balance sheets.

                        RICHARD BARRIE FRAGRANCES, INC.

                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                       1995                        1994
                                                                       ----                        ----
                                                                                  (unaudited)
Net Sales                                                          $4,064,791                  $6,798,727
Cost of Sales                                                       1,393,873                   2,185,237
                                                                   -----------                 -----------
  Gross Profits                                                     2,670,918                   4,613,490
                                                                   -----------                 -----------
Operating Expenses:
  Advertising & Promotion                                           1,618,532                   1,921,645
  Selling, General and Administrative                               1,124,809                   1,378,809
  Royalties                                                           213,240                      62,500
                                                                   -----------                 ------------
    Total Operating Expenses                                         2,956,581                  3,362,954
                                                                   -----------                 -----------
  Operating Income / (Loss)                                           (285,663)                 1,250,536
                                                                   -----------                 -----------
Other Income / (Expense):
  Interest Expense - Net                                              (133,466)                  (109,632)
  Miscellaneous Income - Net                                           462,283                     35,489
                                                                   -----------                 ------------
    Total Other Income / (Expense)                                     328,817                    (74,143)
                                                                   -----------                 ------------
  Income Before Provision for Income Taxes                              43,154                  1,176,393
                                                                   ------------                -----------
Provision for Income Taxes                                               -0-                         -0-
  Net Income                                                           $43,154                 $1,176,393
                                                                   ===========                 ==========
Net Income Per Share                                                     $0.01                      $0.26
                                                                   ============                =============
Weighted Average Shares Outstanding                                  4,419,548                  4,518,742
                                                                   ==========                  ===========





























     The accompanying notes are an integral part of these statements.

                        RICHARD BARRIE FRAGRANCES, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995

                                         Common Stock             Additional
                                         $(0.005 Par)               Paid-In            Accumulated
                                     Shares      Amount             Capital              Deficit            Total
Balances, June 30, 1995              4,419,548   $22,097          $6,982,738        ($6,282,072)          722,763
  Net Income for the Three Months
  Ended September 30, 1995           0             0                  0                  43,154            43,154
                                    --             --                 --            -------------       ---------
Balances, September 30, 1995         4,419,548   $22,097          $6,982,738       ($6,238,918)          $765,917
      (unaudited)                    =========   =======          ==========       ============          ========







































     The accompanying notes are an integral part of this statement.

                        RICHARD BARRIE FRAGRANCES, INC.

                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994



                                                                                        1995                 1994
                                                                                               (unaudited)
Cash Flows From Operating Activities:
  Net Income                                                                         $  43,154            $1,176,393
                                                                                     ---------            ----------
  Adjustments to Reconcile Net Income to:
  Net Cash Provided by / (Used in) Operating Activities:
    Depreciation and Amortization                                                      124,229              119,174
    (Increase) / Decrease in:
    Accounts Receivable                                                               (710,842)            (2,759,053)
    Inventory and Promotional Merchandise                                              555,782               (716,088)
    Other Current and Long Term Assets                                                (412,785)              (589,497)
    Increase / (Decrease) in:
    Accounts Payable and Accrued Expenses                                              413,083              1,407,221
                                                                                     ---------            -----------

    Total Adjustments                                                                  (30,533)            (2,538,243)
                                                                                     ---------            -----------

   Net Cash Provided by / (Used in) Operating Activities:                               12,621             (1,361,850)
                                                                                     ---------            -----------
Cash Flows from Investing Activities:
  Purchase of Property, Plant and Equipment                                            (33,118)                 (1,422)
                                                                                     ---------            ------------
  Net Cash Used in Investing Activities                                                (33,118)                 (1,422)
                                                                                     ---------            ------------
Cash Flows from Financing Activities:
    Repayment of Notes Payable to Muelhens Inc.                                         0                    (513,059)
    Net Proceeds from Private Placement of Shares, net of                               0                     (20,548)
                                                                                     -----------           ------------
      Shares Issuance Costs
  Net Cash Used in Financing Activities                                                 0                    (533,607)
                                                                                    -----------            -----------
  Net Change in Cash and Cash Equivalents                                             (20,497)              (1,896,879)
  Cash and Cash Equivalents at June 30, 1995 and 1994                                 339,715                3,382,698
                                                                                     ---------            -----------
  Cash and Cash Equivalents at September 30, 1995 and 1994                           $319,218               $1,485,819
                                                                                     --------               ----------






















     The accompanying notes are an integral part of these statements.

                        Richard Barrie Fragrances, Inc.
                         Notes to Financial Statements
                                  (unaudited)

1. The financial statements reflect all adjustments which, in management's opinion, are necessary to make the financial statements not misleading. Results of operations for the three month period ended September 30, 1995 are not representative of results to be expected for the full year.

2. Net income per share was computed by dividing the Company's net income by the weighted average number of shares outstanding during the period. The impact of outstanding warrants and stock options were not included in the calculation of net income per share for 1995, as their inclusion would have an anti-dilutive effect on net income per share. For 1994, the impact of 78,566 outstanding warrants and 20,628 stock options were included in the calculation of net income per share.

3. The Company is in an accumulated loss position for both financial reporting and income tax purposes. Historically, no federal tax benefit has been recorded due to the uncertainty of the Company's ability to realize benefits by generating taxable income in the future. The Company had a tax loss carryforward for financial reporting purposes of approximately $6,200,000 and approximately $5,700,000 for tax purposes at September 30, 1995. These carryforwards expire through fiscal year 2010. Due to the change in control of the Company as determined by the Internal Revenue Code resulting from various equity offerings, certain restrictions exist as to the use of net operating loss carryforwards to offset future taxable income.

         Although the Company has significant net operating loss carryforwards available to offset future book and taxable income, due to the uncertainty as to the Company's future earnings, a full valuation allowance has been provided to offset any deferred tax assets which would arise. No income taxes have been provided for either of the interim periods presented based on the Company's best estimate of the effective tax rate expected to be applicable for the full fiscal year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Significant Events

         Effective December 14, 1993 the Company entered into distribution agreements with Muelhens KG ("Muelhens"), a worldwide marketer of fragrance, cosmetic and skin treatment products, and one of Muelhens KG's subsidiaries, Laboratoires Dr. N.G. Payot, S.A. ("Payot"). Pursuant to these agreements, the Company was appointed the exclusive United States distributor for the fragrance brands Moments and Experiences by Priscilla Presley, Gabriela Sabatini and Magnetic by Gabriela Sabatini and 4711 Original Eau de Cologne, and the cosmetic and skin treatment line of Payot. In addition, on December 14, 1993 the Company purchased from Muelhens Inc. ("Muelhens-USA"), another subsidiary of Muelhens, certain inventory and promotional merchandise totaling approximately $3,750,377 and fixed assets totaling approximately $1,600,000. Under the terms of the asset purchase agreement, $1,305,000 was paid at closing for the inventory and promotional merchandise with the balance to be paid in defined installments over the next eighteen months, and $800,000 was paid at closing for the fixed assets with the balance to be paid in twelve equal quarterly installments. In connection with these transactions, the Company hired certain key Muelhens-USA personnel to permit the Company to perform its own warehousing and administrative functions for these products, and the Company entered into a five year lease, with renewal terms, for approximately 90,000 square feet of office and warehouse space previously used by Muelhens Inc. in Orange, Connecticut. In order to partially finance these transactions and to provide working capital, on December 14, 1993 and January 13, 1994 the Company completed a private placement of its securities, including $5,157,750 of principal amount 10% Convertible
Subordinated Promissory Notes due January 15, 1996, from which it derived net proceeds of $5,580,930.

         On June 6, 1995, the parties to the distribution agreements described above agreed to terminate the distribution agreements, effective June 30, 1995, and Muelhens-USA agreed to repurchase from the Company, effective June 30, 1995, approximately $4,360,305 in inventory and related materials held by the Company related to the products under the distribution agreements. In addition, Muelhens-USA agreed to establish in favor of the Company an $876,712 credit in consideration for credits given by the Company to retailers for returns accepted by the Company of products sold by Muelhens-USA prior to December 14, 1993. The Company was permitted to offset against any amounts owed by the Company to Muelhens affiliated parties the amount owed by Muelhens-USA to the Company pursuant to the repurchase arrangement, as well as the amount of the credit established in favor of the Company. The effect of the transaction was that the Company was relieved of approximately $5,237,017 in debt obligations to the Muelhens affiliated companies at June 30, 1995.

         On June 6, 1995, the Company entered into an Administration, Selling and Warehousing Agreement (the "AS&W" Agreement") with Muelhens-USA pursuant to which the Company was appointed the exclusive selling and marketing agent for Muelhens-USA in the United States for the products formerly the subject of the Muelhens distribution agreement and the Payot distribution agreement, and the Company will perform certain administrative and warehousing services for Muelhens-USA. The AS&W Agreement became effective July 1, 1995 and expires on December 31, 1998, subject to automatic and successive two year renewal terms unless either party gives notice not to renew six months prior to expiration of the then current term.

         Pursuant to the AS&W Agreement, Muelhens-USA will pay to the Company monthly in the first contract period (July 1 to December 31, 1995) 50% of the Company's budgeted fixed costs (as defined in the AS&W Agreement), but not in excess of 50% of the Company actual fixed costs. In future years, Muelhens-USA will pay monthly to the Company a percentage of the Company's budgeted fixed costs based upon the relationship between budgeted net sales of the products pursuant to the AS&W Agreement and the budgeted net sales of all products sold by the Company. In addition, the Company will be paid a monthly service fee at the rate of $100,000 per annum. If Muelhens-USA net operating results attain a level projected in the annual budget for such year, the Company will receive incentive compensation equal to 1% of the net sales of the products sold pursuant to the AS&W Agreement for such year. In addition, if Muelhens-USA attains the "stretch" net operating goal for such year, the Company will be paid additional incentive compensation equal to 1% of net sales of such products during such year. Under the AS&W Agreement, Muelhens-USA is responsible for financing all inventory, advertising and promotion, manufacturer's representative commissions and other costs directly related to the Muelhens and Payot brands.

         As a result of the Company restructuring its relationship with the Muelhens affiliated companies, the Company can no longer record sales of the Muelhens products in its financial statements and, accordingly, recorded net sales are expected to decline dramatically in fiscal 1996. For the fiscal year ended June 30, 1995, net sales of the Muelhens products constituted 69.9% of total net sales for the Company. Correspondingly, Muelhens-USA must now finance its own inventory, advertising and promotion, and direct sales and distribution expenses, as well as pay fees to the Company for its services under the AS&W Agreement. Overall, the Company anticipates that this will have a positive impact on net income in fiscal 1996.

         The Company failed to pay the July 15, 1995 interest payment of $257,887 due on its $5,157,750 principal amount of 10% Convertible Subordinated Promissory Notes due January 15, 1996. Due to this, holders of 51% of the aggregate principal amount outstanding of the Notes have demanded accelerated payment of the principal amount, and accordingly, at this time the principal amount of $5,157,750 is due and payable.

         On November 1, 1995, a letter of intent was signed between the Company and Parlux Fragrances, Inc. ("Parlux") under which Parlux would purchase all the assets of the Company and would assume all the liabilities of the Company with the exception of the Company's obligations under its $5,157,750 principal amount 10% Convertible Subordinated Promissory Notes ("Notes"). The contemplated purchase price is (i) the issuance to the Company of 185,000 shares of newly issued Common Stock of Parlux, and (ii) $750,000 in cash. The foregoing number of shares is based upon the average closing price of the Common Stock being not less than $13.00 per share or greater than $19.00 per share for the ten trading days ending three trading days prior to the closing. In the event the average closing price is outside of this range, then appropriate adjustment will be made as set forth with more particularity in the Agreement. The closing of this transaction is subject to the Company negotiating and signing a definitive asset purchase agreement with Parlux, and the approvals by the Board of Directors of both companies, as well as the stockholders and Noteholders of the Company.

Results of Operations

         Net sales for the three months ended September 30, 1995 were $4,064,791, a 40.2% decrease from the three months ended September 30, 1994. This decrease is attributable to the termination of the Muelhens and Payot distribution agreements described above, whose net sales totaled $5,293,460 in the three months ended September 30, 1994. Net sales on the non Muelhens brands increased by $2,559,524, a 170.0% increase, from the corresponding period of the prior fiscal year. Net sales on Melrose Place, which launched in the summer of 1995, totaled $1,622,803, while sales on the Baryshnikov brands increased by
$936,721, or 62.2%, due primarily to the expanded distribution of the Baryshnikov pour femme brand.

         Cost of sales were 34.3% of net sales for the three months ended September 30, 1995, as compared to 32.1% for the corresponding period of the prior fiscal year. The increase was principally due to the Company's reserve of approximately $340,000 to write-down certain inventory items to their estimated net realizable value, mostly with the Misha brand. Aside from this write-down, the Baryshnikov and Melrose Place brands have lower cost of goods than the Muelhens brands.

         Advertising and promotion expenses decreased by $303,113 in the three months ended September 30, 1995, a 15.8% decrease from the prior fiscal year. The decrease in advertising and promotion expenses resulted from the lower level of net sales. As a percentage of sales, advertising and promotion expenses were 39.8% for the three months ended September 30, 1995, as compared to 28.3% for the prior fiscal year. This percentage increase was primarily due to (i) supporting the launch of Melrose Place and the expanded distribution of Baryshnikov pour femme during the three months ended September 30, 1995, and
(ii) in the prior fiscal year, the Company received a significant increase in net sales from the relaunch of 4711 Eau de Cologne and Moments by Priscilla Presley, while having relatively low levels of advertising and promotion support during that quarter (the major advertising and promotion expenses, including approximately $1,498,000 in media spending, were incurred in the following quarter ended December 31, 1994).

         Selling, general and administrative ("S,G&A") expenses decreased by $254,000 in the three months ended September 30, 1995. This decrease was due to variable selling and distribution costs that were lower as a result of the net sales decreases.

         Royalties were 5.2% of net sales for the three months ended September 30, 1995, as compared to 0.9% of net sales for the corresponding periods of the prior fiscal year. The Muelhens brands had no royalty costs for the calendar year ending December 31, 1994, and had a 1% royalty rate through June 30, 1995, when the distribution agreements were terminated, while the Baryshnikov and Melrose Place brands have 5% royalty rates, with certain minimums.

         Net interest expense increased by $23,834 during the three months ended September 30, 1995, primarily due to less interest income from investment of available cash reserves.

         Miscellaneous income increased by $426,794 during the three months ended September 30, 1995, primarily due to fees generated by the new AS&W Agreement with Muelhens-USA, as described above.

         Net income for the three months ended September 30, 1995 was $43,154, as compared to net income of $1,176,393 for the corresponding period of the prior fiscal year. The primary reasons for the decline in net income were (i) in the prior fiscal year, the Company received a significant net income benefit from the relaunch of 4711 Eau de Cologne and Moments by Priscilla Presley, due to greatly increased net sales from this relaunch, together with relatively low levels of advertising and promotion support during that quarter (the major advertising and promotion expenses, including approximately $1,498,000 in media spending, were incurred in the following quarter ended December 31, 1994), and
(ii) writing down certain inventory items, mostly with the Misha brand, by approximately $340,000.

Liquidity and Capital Resources

         Cash and cash equivalents at September 30, 1995 were $319,218, which is comparable to the $339,715 at June 30, 1995.

         Accounts receivable increased to $2,481,032 at September 30, 1995 from $1,770,190 at June 30, 1995 due to the increased volume of net sales primarily from the launch of Melrose Place during this quarter.

         Inventory and promotional merchandise decreased to $2,184,939 at September 30, 1995 from $2,740,721 at June 30, 1995. The decrease of $555,782 was primarily due to shipping Melrose Place in this quarter, and writing down the value of certain inventory items by approximately $340,000, mostly with the Misha brand, to more properly reflect current estimated net realizable values.

         Other current assets increased to $766,852 at September 30, 1995 from $354,067 at June 30, 1995. The increase of $412,785 was primarily due to prepaid print media advertising that will be run during October and November, 1995 to support the Melrose Place and Baryshnikov pour femme brands.

         Other assets consists of amounts from barter transactions, in which a barter agent exchanges the Company's products for advertising time. The Company did not utilize any of this barter time in the three months ended September 30, 1995.

         The combination of accounts payable and accrued expenses increased to $2,818,701 at September 30, 1995 from $2,405,618 at June 30, 1995. The increase of $413,083 was primarily due to the increased net sales and inventory volume associated with the launch of Melrose Place and the expanded distribution of Baryshnikov pour femme.

         At September 30, 1995, the Company had negative working capital of $2,224,410, and a current ratio of 0.7 to 1, principally due to the classification of the convertible notes payable totaling $5,515,750 (discussed below) as a current liability. If not for the convertible notes payable, the working capital would have been $2,933,340, with a current ratio of 2.0 to 1. The Company has no bank lines of credit or long term borrowing from banks.

         The Company's operating activities provided net cash of $12,621 in the three months ended September 30, 1995, as compared to net cash used in operations of $1,361,850 for the corresponding period of the prior fiscal year. The $1,374,471 increase of net cash provided by operations was primarily due to
(1) a heavier concentration of sales occurred earlier in the quarter this fiscal year than in the prior fiscal year leading to a greater percentage of cash collections on sales during the current quarter, and (2) the Company was much closer to projections with the launch of Melrose Place and the expanded distribution of Baryshnikov pour femme this year than the Company was last year with the relaunch of 4711 Eau de Cologne and Moments by Priscilla Presley which had led to the Company purchasing a much greater amount of inventory than was shipped to customers. The Company anticipates, with the major exception of the principal amount due on Convertible Notes Payable in January 1996 and the 10% interest payments due on these notes (discussed below), that its current working capital combined with cash generated from continuing operations will be sufficient to meet all other foreseeable short term operating requirements.

         The only remaining debt is the Notes totaling $5,157,750, which are convertible into shares of Common Stock at a conversion price of $2.25 per share. The Company failed to pay the July 15, 1995 interest payment of $257,887 due on its $5,157,750 principal amount of 10% Convertible Subordinated Promissory Notes. Due to this, holders of 51% of the aggregate principal amount outstanding of the Notes have demanded accelerated payment of the principal amount, and accordingly, at this time the principal amount of $5,157,750 is due and payable. The Company does not now have, nor does it expect to have in the foreseeable future, the ability to repay the Notes.

         As previously discussed, the Company has signed a letter of intent with Parlux, to sell its business to Parlux. Such sale would be conditioned upon the approval by the stockholders and Noteholders of the Company. The sale price will not be sufficient to repay the Notes in full, and accordingly, the Company anticipates that stockholder and Noteholder approval will require modification of the Company's debt obligations under the Notes. If for whatever reason the transaction with Parlux does not get completed, the Company would need to do one or a combination of the following: (a) restructure the payment terms of the Notes, which would require consent of the Noteholders, (b) induce conversion of the Notes into common stock by reducing the conversion price, or (c) obtain additional financing in order to make such repayment. There can be no assurance that the Company will be able to successfully accomplish any of these alternatives. In this case, the Company's most likely alternative would be to seek protection and reorganize under Chapter 11 of the United States bankruptcy code.

         The Company does not have any specific additional capital requirements, either short term or long term, except as discussed above and except for general working capital purposes. The Company anticipates approximately $150,000 in expenditures for research and development during the next twelve months, which is anticipated to be internally funded. The Company launched a fragrance for both men and women, Melrose Place, based upon the popular television show, in the summer of 1995. The Company is currently developing a new men's fragrance line under the Baryshnikov license, called Baryshnikov Sport, that it plans to introduce in the spring of 1996. Over the next several years, the Company anticipates the development of additional products, which the Company expects would be funded from working capital or external sources of financing that may be available at that time. The Company's present plans for product development and marketing focus on products under the

Baryshnikov and Melrose Place licenses. Future product lines may be developed or acquired outside of the Company's current agreements to the extent the Company's financial resources permit it to do so.

         Under the Baryshnikov license, certain minimum annual net sales levels must be achieved. The minimum net sales level is $7,250,000 for the 1995 calendar year. The Company is also obligated to spend a certain minimum amount annually for the advertising and promotion of the Baryshnikov products, this amount being the greater of (i) 22% of net sales in the United States during the preceding calendar year or (ii) $1,500,000, with at least $250,000 expended for media buys for national advertising in the United States. Under the Melrose Place license, the Company must achieve minimum net sales levels of the Melrose Place products of $2,000,000 in the 1995 calendar year. The Company is also obligated to spend a certain minimum amount annually for the advertising and promotion of the Melrose Place products, this amount being at least 20% of net sales each calendar year. If the Company fails to meet such expenditure level, the Company must either expend such shortfall within six months after such calendar year or pay directly to the licensor 50% of such shortfall. The Company anticipates that it will be able to meet all these minimum requirements.


PART II.  OTHER INFORMATION

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  None

         (b)      Reports on Form 8-K

                  None

                                                        SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Richard Barrie Fragrances, Inc.
                                             (Registrant)



Dated:  November  13, 1995          By:   /s/Richard Barrie
                                          Richard Barrie, President


Dated:  November  13, 1995          By:  /s/ Joseph Buvel
                                          Joseph Buvel, Chief Financial Officer