Form 10QSB
period 1995-12-31
BARRIE RICHARD FRAGRANCES INC
filed 1996-02-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1995

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 9, 1995, Issuer had outstanding 4,419,548 shares of Common Stock, par value $.005 per share.





                              Page 1 of 53 Total Pages
                            Exhibit Index on Page 16

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                 BALANCE SHEETS

                                                        December      June 30,
                                                        31, 1995      1995
                                                            (unaudited)


          ASSETS

Current Assets:
Cash and Cash Equivalents ...........................     466,014  $   339,715
  Accounts Receivable - Net .........................   1,521,149    1,770,190
  Inventory & Promotional Merchandise ...............   2,324,730    2,740,721
  Other Current Assets ..............................     199,996      354,067
    Total Current Assets ............................   4,511,889    5,204,693

Fixed Assets
  (At Cost, Less Accumulated Depreciation of
  $710,786 and $538,031, respectively) ..............   1,040,358    1,174,102

Debt Issuance Cost
  (At Cost, Less Accumulated Amortization of
  $306,698 and $231,068, respectively) ..............       6,302       81,932

Other Long Term Assets ..............................   1,825,404    1,825,404

     Total Assets ................................... $ 7,383,953  $ 8,286,131

     LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

Current Liabilities:
  Convertible Notes Payable .........................   5,157,750    5,157,750
  Accounts Payable ..................................     573,676      389,033
  Accrued Expenses ..................................   1,666,771    2,016,585
     Total Current Liabilities ......................   7,398,197    7,563,368
                                                        7,398,197    7,563,368
  Total Liabilities

Stockholders' Equity / (Deficit):
  Preferred Stock, $0.01 Par Value, 10,000,000
    Shares Authorized, No Shares Outstanding ........           0            0
  Common Stock, $0.005 Par Value, 16,666,667
    Shares Authorized, 4,419,548 and 4,419,548
    Shares Issued and Outstanding, Respectively .....      22,097       22,097
  Additional Paid-In Capital ........................   6,982,738    6,982,738
  Accumulated Deficit ...............................  (7,019,079)  (6,282,072)
  Total Stockholders' Equity/(Deficit) ..............     (14,244)     722,763

  Total Liabilities and Stockholders' Equity/(Deficit)$ 7,383,953  $ 8,286,131


      The accompanying notes are an integral part of these balance sheets.



                            Statements of Operations
               For the Six Months Ended December 31, 1995 and 1994

                                                       1995           1994
                                                            (unaudited)


Net Sales ......................................... $ 6,232,247  $ 10,953,932

Cost of Sales .....................................   1,974,102     3,525,325

  Gross Profit ....................................   4,258,145     7,428,607

Operating Expenses:
  Advertising & Promotion .........................   3,164,261     5,163,678
  Selling, General and Administrative .............   2,202,442     2,831,330
  Royalties .......................................     366,431       133,228

      Total Operating Expenses ....................   5,733,134     8,128,236

  Operating Income / (Loss) .......................  (1,474,989)     (699,629)

Other Income / (Expense):
  Interest Expense - Net ..........................    (264,559)     (229,884)
  Miscellaneous Income - Net ......................   1,002,541       124,933

      Total Other Income / (Expense) ..............     737,982      (104,951)

  Income / (Loss) Before Provision for Income Taxes    (737,007)     (804,580)

Provision for Income Taxes ........................           0             0

  Net Income / (Loss) .............................    (737,007)     (804,580)

Net Income / (Loss) Per Share .....................      ($0.17)       ($0.18)

Weighted Average Shares Outstanding ...............   4,419,548     4,419,548











        The accompanying notes are an integral part of these statements.



                            Statements of Operations
              For the Three Months Ended December 31, 1995 and 1994

                                                        1995         1994
                                                           (unaudited)


Net Sales ......................................... $ 2,167,456  $ 4,155,205

Cost of Sales .....................................     580,229    1,340,088

  Gross Profit ....................................   1,587,227    2,815,117

Operating Expenses:
  Advertising & Promotion .........................   1,545,729    3,242,033
  Selling, General and Administrative .............   1,077,633    1,452,521
  Royalties .......................................     153,191       70,728

    Total Operating Expenses ......................   2,776,553    4,765,282

  Operating Income / (Loss) .......................  (1,189,326)  (1,950,165)

Other Income / (Expense):
  Interest Expense - Net ..........................    (131,093)    (120,252)
  Miscellaneous Income - Net ......................     540,258       89,444

    Total Other Income / (Expense) ................     409,165      (30,808)

  Income / (Loss) Before Provision for Income Taxes    (780,161)  (1,980,973)

Provision for Income Taxes ........................           0            0

  Net Income / (Loss) .............................    (780,161) ($1,980,973)

Net Income / (Loss) Per Share .....................      ($0.18)      ($0.45)

Weighted Average Shares Outstanding ...............   4,419,548    4,419,548


        The accompanying notes are an integral part of these statements.


                  Statement of Stockholders' Equity / (Deficit)
                   For the Six Months Ended December 31, 1995

                                                              Common Stock             Additional
                                                              ($0.005 Par)              Paid-In         Accumulated
                                                         Shares          Amount         Capital          Deficit            Total

Balances, June 30, 1995 .........................       4,419,548       $22,097       $6,982,738       ($6,282,072)         722,763

Net Income / (Loss)
 for the Six Months
 Ended December 31, 1995 ........................               0             0                0          (737,007)        (737,007)

Balances, December 31, 1995 .....................       4,419,548       $22,097       $6,982,738       ($7,019,079)       ($ 14,244)
          (unaudited)






         The accompanying notes are an integral part of this statement.


                         Richard Barrie Fragrances, Inc.
                             Statements of Cash Flows
               For the Six Months Ended December 31, 1995 and 1994

                                                          1995           1994
                                                               (unaudited)


Cash Flows From Operating Activities:

  Net Income / (Loss) .................................. ($737,007) ($  804,580)

  Adjustments to Reconcile Net Income / (Loss) to:
  Net Cash Provided by / (Used in) Operating Activities:
     Depreciation and Amortization .....................   248,385      241,519
     (Increase) / Decrease in:
        Accounts Receivable ............................   249,041   (1,270,656)
        Inventory and Promotional Merchandise ..........   415,991     (687,295)
        Other Current and Long Term Assets .............   154,071     (759,514)
      Increase / (Decrease) in:
        Accounts Payable ...............................   184,643    1,046,238
        Accrued Expenses ...............................  (349,814)     856,442

      Total Adjustments ................................   902,317     (573,266)

  Net Cash Provided by / (Used in) Operating Activities    165,310   (1,377,846)

Cash Flows from Investing Activities:

  Purchase of Property, Plant and Equipment ............   (39,011)      (4,204)

  Net Cash Used in Investing Activities ................   (39,011)      (4,204)

Cash Flows from Financing Activities:

  Repayment of Notes Payable to Muelhens Inc. ..........         0   (1,028,315)
  Net Proceeds from Private Placement of Shares, net
     of Share Issuance Costs ...........................         0      (21,250)

  Net Cash Used in Financing Activities ................         0   (1,049,565)

Net Change in Cash and Cash Equivalents ................   126,299   (2,431,615)

Cash and Cash Equivalents at June 30, 1995 and 1994 ....   339,715    3,382,698

Cash and Cash Equivalents at December 31, 1995 and 1994  $ 466,014  $   951,083


        The accompanying notes are an integral part of these statements.

                         Richard Barrie Fragrances, Inc.
                          Notes to Financial Statements
                                   (unaudited)



     1. The financial statements reflect all adjustments which, in management's opinion, are necessary to make the financial statements not misleading. Results of operations for the six month period ended December 31, 1995 are not representative of results to be expected for the full year.

     2. Net income / (loss) per share was computed by dividing the Company's net income / (loss) by the weighted average number of shares outstanding during the period. The impact of outstanding warrants and stock options were not included in the calculation of net loss per share, as such effect, if included, would have an anti- dilutive effect on net income / (loss) per share.

     3. The Company is in an accumulated loss position for both financial reporting and income tax purposes. Historically, no federal tax benefit has been recorded due to the uncertainty of the Company's ability to realize benefits by generating taxable income in the future. The Company had a tax loss carryforward for financial reporting purposes of approximately $7,000,000 and approximately $6,500,000 for tax purposes at December 31, 1995. These carryforwards expire through fiscal year 2011. Due to the changes in control of the Company as determined by the Internal Revenue Code resulting from various equity offerings, certain restrictions exist as to the use of net operating loss carryforwards to offset future taxable income.

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

     The Company failed to pay the July 15, 1995 interest payment of $257,887 due on its $5,157,750 principal amount of 10% Convertible Subordinated Promissory Notes due January 15, 1996. Due to this, holders of 51% of the aggregate principal amount outstanding of the Notes have demanded accelerated payment of the principal amount, and accordingly, at December 31, 1995, the principal amount of $5,157,750, along with accrued but unpaid interest of $501,542, is due and payable.

     On January 31, 1996, the Company and Parlux Fragrances, Inc. ("Parlux") signed an Asset Purchase Agreement under which Parlux would purchase all the assets of the Company and would assume most of the liabilities of the Company with the significant exception of the Company's obligations under its $5,157,750 principal amount 10% Convertible Subordinated Promissory Notes ("Notes"). The purchase price is (i) the issuance to the Company of 370,000 shares of newly issued Common Stock of Parlux, and (ii) $750,000 in cash. The closing of this transaction, presently anticipated to occur on April 30, 1996, is subject to the approvals by the Boards of Directors of both companies, as well as the stockholders and Noteholders of the Company.

Results of Operations

     Net sales for the three and six months ended December 31, 1995 were $2,167,456 and $6,232,247, respectively, a 47.8% and 43.1% decrease from the corresponding periods of the previous year. This decrease is attributable to the termination of the Muelhens and Payot distribution agreements described above, whose net sales totaled $2,462,836 and $7,756,296, respectively, in the prior year periods. Net sales on the non Muelhens brands increased by $475,087 and $3,034,611, a 28.1% and 94.9% increase, respectively, from the corresponding periods of the prior fiscal year. Net sales on Melrose Place, which launched in the summer of 1995, were $455,280 and $2,078,083, respectively, and net sales on the Baryshnikov brands increased by $19,807 and $956,528, a 1.2% and 29.9%
increase, respectively, primarily due to the expanded distribution of Baryshnikov pour femme, which offset the continued decline of Misha whose net sales decreased by $495,146 and $827,866, respectively, due to the brand being at the end of its lifecycle.

     Cost of sales were 26.8% and 31.7% of net sales for the three and six months ended December 31, 1995, as compared to 32.3 and 32.2% for the corresponding periods of the prior fiscal year. The cost of sales percentage for the current six month period was impacted by the Company's decision to reserve approximately $340,000 to write-down certain inventory items to their estimated net realizable value, mostly with the Misha brand. Aside from this write-down, the Baryshnikov and Melrose Place brands have lower cost of goods than did the Muelhens brands.

     Advertising and promotion expenses decreased by $1,696,304 and $1,999,417 in the three and six months ended December 31, 1995, a 52.3% and 38.7% decrease from the corresponding periods of the prior fiscal year. The decrease in advertising and promotion expenses resulted from the lower level of net sales. As a percentage of sales, advertising and promotion expenses were 71.3% and 50.8% for the three and six months ended December 31, 1995, as compared to 78.0% and 47.1% in the prior fiscal year.

     Selling, general and administrative ("S,G&A") expenses decreased by $374,888 and $628,888 in the three and six months ended December 31, 1995. This decrease was primarily due to variable selling and distribution costs that were lower as a result of the net sales decreases.

     Royalties were 7.1% and 5.9% of net sales for the three and six months ended December 31, 1995, as compared to 1.7% and 1.2% of net sales for the corresponding periods of the prior fiscal year. The Muelhens brands had no royalty costs for the calendar year ending December 31, 1994, while the Baryshnikov and Melrose Place brands both have 5% royalty rates, with certain minimums.

     Net interest expense increased by $10,841 and $34,675 during the three and six months ended December 31, 1995, due to less interest income from investment of available cash reserves.

     Miscellaneous income increased by $450,814 and $877,608 during the three and six months ended December 31, 1995. The new AS&W Agreement with Muelhens-USA, as described above, accounted for $411,867 and $804,902 respectively, of these increases with profit on production work done on behalf of other companies accounting for the majority of the remainder of these increases.

     Net losses for the three and six months ended December 31, 1995 were $780,161 and $737,007, respectively, as compared to net losses of $1,980,973 and $840,580 for the corresponding periods of the prior fiscal year. The primary reasons for the current three and six month net losses were (i) net sales of Melrose Place being less than anticipated due to a decrease in demand at the retail level leading to customers ordering less product from the Company, and the Company having to set up higher reserves for potential sales returns, and
(ii) writing down certain inventory items, mostly with the Misha brand, by approximately $340,000.

Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 1995 were $466,014, which is comparable to the $339,715 at June 30, 1995.

     Accounts receivable decreased to $1,521,149 at December 31, 1995 from $1,770,190 at June 30, 1995 primarily due to increased reserves for sales returns relating to the Melrose Place brand.

     Inventory and promotional merchandise decreased to $2,324,730 at December 31, 1995 from $2,740,721 at June 30, 1995. The decrease of $415,991 was primarily due to writing down the value of certain inventory items by approximately $340,000, mostly with the Misha brand, to more properly reflect current estimated net realizable values.

     Other current assets decreased to $199,996 at December 31, 1995 from $354,067 at June 30, 1995. The decrease of $154,071 was primarily due to expensing print media advertising run during the six months ended December 31, 1995 that was included in other current assets at June 30, 1995.

     Other assets consists of amounts from barter transactions, in which a barter agent exchanges the Company's products for advertising time. The Company did not utilize any of this barter time in the six months ended December 31, 1995.

     The combination of accounts payable and accrued expenses decreased to $2,240,447 at December 31, 1995 from $2,405,618 at June 30, 1995. The decrease of $165,171 was primarily due to making payments on inventory and other sales related expenses associated with the launch of Melrose Place and the expanded distribution of Baryshnikov pour femme.

     At December 31, 1995, the Company had negative working capital of $2,886,308, and a current ratio of 0.6 to 1, principally due to Covertible Notes payable totaling $5,157,750 (discussed below). The Company has no bank lines of credit or long term borrowing from banks.

     The Company's operating activities provided net cash of $165,310 in the six months ended December 31, 1995, as compared to net cash used in operations of $1,377,846 for the corresponding period of the prior fiscal year. The $1,543,156 increase of net cash provided by operations was primarily due to (i) a heavier concentration of sales occurring earlier in the current fiscal year than in the prior fiscal year, leading to a greater percentage of cash collections on sales during the current fiscal year, and (ii) the Company was much closer to projections with the launch of Melrose Place and the expanded distribution of Baryshnikov pour femme this year than the Company was last year with the relaunch of 4711 Eau de Cologne and Moments by Priscilla Presley which had led to the Company purchasing a much greater amount of inventory than was shipped to customers. The Company anticipates, with the major exception of the principal amount due on Convertible Notes Payable in January 1996 and the 10% interest payments due on these notes (discussed below), that its current working capital combined with cash generated from continuing operations will be sufficient to meet all other foreseeable short term operating requirements.

     The only remaining debt is the Notes totaling $5,157,750, which are convertible into shares of Common Stock at a conversion price of $2.25 per share. The Company failed to pay the July 15, 1995 interest payment of $257,887 due on its $5,157,750 principal amount of Notes. As a result, holders of 51% of the aggregate principal amount outstanding of the Notes have demanded accelerated payment of the principal amount, and accordingly, at this time the principal amount of $5,157,750 is due and payable. The Company does not now have, nor does it expect to have in the foreseeable future, the ability to repay the Notes.

     As previously discussed, the Company has signed an asset purchase agreement with Parlux, to sell its business to Parlux. Such sale is conditioned upon the approval by the stockholders and Noteholders of the Company. The sale price will not be sufficient to repay the Notes in full, and accordingly, the Company anticipates that stockholder and Noteholder approval will require modification of the Company's debt obligations under the Notes. If the transaction with Parlux is not approved, the Company would need to do one or a combination of the following: (i) restructure the payment terms of the Notes, which would require consent of the Noteholders, (ii) induce conversion of the Notes into common stock by reducing the conversion price, or (iii) obtain additional financing in order to make such repayment. There can be no assurance that the Company will be able to successfully accomplish any of these alternatives. In this case, the Company's most likely alternative would be to seek protection and reorganize under Chapter 11 of the United States bankruptcy code.

     The Company does not have any specific additional capital requirements, either short term or long term, except as discussed above and except for general working capital purposes. If the sale to Parlux is not completed, and provided that the Company has the necessary resources, the Company anticipates that it will spend approximately $150,000 on research and development during the next twelve months. The Company is currently developing two new fragrance lines under the Baryshnikov license, a men's line called Baryshnikov Sport for Men, that it plans to introduce in the spring of 1996, and a new women's line called Baryshnikov Sport for Women, that it plans to introduce in the spring of 1997, if the sale to Parlux is not completed.

     It is the Company's practice, as is common in the fragrance industry, to accept returns of the Company's products from retailers with which the Company has an ongoing relationship in order to obtain continuing orders from retailers for other products of the Company that the retailer believes achieve a greater "sell- through" to its customers. In accepting these returns, the Company typically provides a credit to the retailer with respect to accounts receivable from that retailer on a dollar-for-dollar basis, In recognition of this practice, the Company establishes a reserve for anticipated returns that is reflected in the net sales reported by the Company each fiscal quarter. The amount of such reserve is based on several factors, including the Company's sales level during that quarter, the Company's historical level of returns, although it should be noted that the Company has a limited operational history with the Melrose Place brand, and the seasonality of the fragrances business in general. Historically, although the levels of reserves established by the Company
                                                              - 13 -
     have been adequate, a less than anticipated "sell-through" of the Company's products during the year end holiday season, during which a disproportionate share of sales occurs, can have an adverse affect on the Company's operating results and liquidity.

     Under the Baryshnikov license agreement, certain minimum annual net sales levels must be achieved. The minimum net sales level is $7,250,000 for the 1995 and 1996 calendar years. The Company is also obligated to spend a certain minimum amount annually for the advertising and promotion of the Baryshnikov products, this amount being the greater of (i) 22% of net sales in the United States during the preceding calendar year or (ii) $1,500,000, with at least $250,000 expended for media buys for national advertising in the United States. The Company did not achieve the minimum net sales requirements under the Baryshnikov agreement for the 1995 calendar year, but Mr. Baryshnikov has waived this requirement for such year. In the future, the Company anticipates that it will meet all the minimum requirements under the Baryshnikov agreement.

     Under the Melrose Place license, the Company must achieve minimum net sales levels of the Melrose Place products of $2,000,000 in the 1995 calendar year and $4,000,000 in the 1996 calendar year. The Company is also obligated to spend a certain minimum amount annually for the advertising and promotion of the Melrose Place products, this amount being at least 20% of net sales each calendar year. If the Company fails to meet such expenditure level, the Company must either expend such shortfall within six months after such calendar year or pay directly to the licensor 50% of such shortfall. The Company has met all the 1995 calendar year requirements, but it is not anticipated that the Company will meet the 1996 minimum net sales requirements.


PART II.  OTHER INFORMATION


Item 5.  Other Information.


Item 6.  Exhibits and Reports on Form 8-K.

 (a) Exhibits.

     10.2.9 Ninth Amendment to License Agreement, dated January 10, 1996, between Registrant and Mikhail Baryshnikov.

     10.17 Asset Purchase Agreement between Registrant and Parlux Fragrances, Inc., dated January 31, 1996.

     27     Financial data schedule.

 (b) Reports on Form 8-K

       None

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                     Richard Barrie Fragrances, Inc.
                                     (Registrant)



Dated:  February 13, 1996            By: /s/ Richard Barrie
                                         Richard Barrie, President



Dated:  February 13, 1996            By: /s/ Joseph Buvel
                                         Joseph Buvel, Chief Financial Officer

Exhibit Index

10.2.9 Ninth Amendment to License Agreement, dated January 10, 1996, between Registrant and Mikhail Baryshnikov.

10.17 Asset Purchase Agreement between Registrant and Parlux Fragrances, Inc., dated January 31, 1996.

27      Financial data schedule.