Form 10QSB
period 1996-03-31
BARRIE RICHARD FRAGRANCES INC
filed 1996-05-10
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -      Exchange Act of 1934

         For the quarterly period ended March 31, 1996

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

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 8, 1996, Issuer had outstanding 4,419,548 shares of Common Stock, par value $.005 per share.

                            Page 1 of 41 Total Pages
                            Exhibit Index on Page 14

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        Richard Barrie Fragrances, Inc.
                                 Balance Sheets




                                         March                     June
                                        31, 1996                  30, 1995
                                                    (unaudited)
ASSETS

Current Assets:
   Cash and Cash Equivalents             $495,269                   $339,715
   Accounts Receivable - Net            1,119,546                  1,770,190
   Inventory & Promotional Merchandise  2,487,697                  2,740,721
   Other Current Assets                   298,072                    354,067
        Total Current Assets            4,400,584                  5,204,693

Fixed Assets
   (At Cost, Less Accumulated
    Depreciation of $796,971 and
    $538,031, Respectively)               963,555                  1,174,102

Debt Issuance Cost
   (At Cost, Less Accumulated Amor-
    tization of $313,000 and $231,068,
    Respectively)                             0                      81,932

Other Long Term Assets                        0                   1,825,404

         Total Assets                   $5,364,139               $8,286,131



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:


   Convertible Notes Payable             $5,157,750              $5,157,750
   Accounts Payable                         365,248                 389,033
   Accrued Expenses                       2,178,116               2,016,585
        Total Current Liabilities         7,701,114               7,563,368

   Total Liabilities                      7,701,114               7,563,368

Stockholders' Equity / (Deficit):

  Preferred Stock, $0.01 Par Value,
    10,000,000 Shares Authorized,
    No Shares Outstanding                    0                         0
  Common Stock, $0.005 Par Value,
    16,666,667 Shares Authorized,
    4,419,548 and 4,419,548 Shares
    Issued and Outstanding,
    Respectively                              22,097                 22,097
   Additional Paid-In Capital              6,982,738              6,982,738
   Accumulated Deficit                    (9,341,810)            (6,282,072)
   Total Stockholders' Equity / (Deficit) (2,336,975)               722,763

   Total Liabilities and Stockholders'
     Equity / (Deficit)                   $5,364,139             $8,286,131


The accompanying notes are an integral part of these balance sheets.

                        Richard Barrie Fragrances, Inc.
                            Statements of Operations
               For the Nine Months Ended March 31, 1996 and 1995


                                        1996                      1995
                                               (unaudited)
Net Sales                           $7,205,787                $14,911,435

Cost of Sales                        2,531,598                  4,543,076
   Gross Profit                      4,674,189                 10,368,359

Operating Expenses:
   Advertising & Promotion           4,032,835                  6,903,835
   Selling, General and
     Administrative                  3,233,273                 4,060,799
   Royalties                           452,502                   219,042

       Total Operating Expenses      7,718,610                11,183,676

       Operating Income/(Loss)      (3,044,421)                (815,317)

Other Income / (Expense):
    Interest Expense - Net            (518,771)                (353,974)
    Miscellaneous Income - Net         503,454                   132,628

       Total Other Income / (Expense)  (15,317)                 (221,346)

       Income/(Loss) Before
         Provision for Income Taxes (3,059,738)               (1,036,663)

Provision for Income Taxes                0                       0

         Net Income/(Loss)         $(3,059,738)              $(1,036,663)

Net Income/(Loss) Per Share             $(0.69)                  $(0.23)

Weighted Average Shares Outstanding  4,419,548                 4,419,548


The accompanying notes are an integral part of these statements.

                        Richard Barrie Fragrances, Inc.
                            Statements of Operations
               For the Three Months Ended March 31, 1996 and 1995




                                        1996                    1995
                                              (unaudited)
Net Sales                           $973,540                  $3,957,503

Cost of Sales                       557,496                   1,017,751

   Gross Profit                     416,044                   2,939,752

Operating Expenses:
   Advertising & Promotion          868,574                   1,740,157
   Selling, General and
     Administrative               1,030,831                   1,229,469
   Royalties                         86,071                      85,814

      Total Operating Expenses    1,985,476                   3,055,440

        Operating Income/(Loss)  (1,569,432)                   (115,688)

Other Income/(Expense):
    Interest Expense - Net         (254,212)                   (124,090)
    Miscellaneous Income - Net     (499,087)                      7,695

      Total Other Income/(Expense) (753,299)                   (116,395)

    Income/(Loss) Before
     Provision for Income Taxes   (2,322,731)                 (232,083)
Provision for Income Taxes              0                          0

    Net Income/(Loss)            $(2,322,731)                 $(232,083)

Net Income/(Loss) Per Share           $(0.53)                   $(0.05)

Weighted Average Shares
    Outstanding                     4,419,548                 4,419,548


The accompanying notes are an integral part of these statements.

                        Richard Barrie Fragrances, Inc.

                 Statement of Stockholders' Equity / (Deficit)

                    For the Nine Months Ended March 31, 1996


                                 Common Stock          Additional   Accumulated    Total
                                ($0.005 Par)           Paid-In       Deficit
                             Shares    Amount          Capital

Balances, June 30, 1995      4,419,548   $22,097      $6,982,738   $(6,282,072)     $722,763

Net Income/(Loss)for the
 Nine Months Ended
 March 31, 1995                   0         0            0         (3,059,738)  (3,059,738)

Balances, March 31, 1996     4,419,548   $22,097      $6,982,738  $(9,341,810) $(2,336,975)
         (unaudited)



The accompanying notes are an integral part of this statement.

                        Richard Barrie Fragrances, Inc.
                            Statments of Cash Flows
               For the Nine Months Ended March 31, 1996 and 1995


                                        1996                           1995
                                                    (unaudited)
Cash Flows From Operating Activities:

    Net Income/(Loss)                  $(3,059,738)               $(1,036,663)

    Adjustments to Reconcile Net
        Income/(Loss) to:
    Net Cash Provided by/(Used in)
      Operating Activities:
       Depreciation and Amortization       340,872                    362,419
       (Increase)/Decrease in:
             Accounts Receivable           650,644                   (128,623)
             Inventory and Promo-
               tional Merchandise          253,024                 (1,668,651)
             Other Assets                1,881,399                   (400,088)
       Increase/(Decrease) in:
             Accounts Payable              (23,785)                 1,537,507
             Accrued Expenses              161,531                    125,010

                  Total Adjustments      3,263,685                  (172,426)

    Net Cash Provided by/(Used in)
         Operating Activities              203,947                (1,209,089)


Cash Flows from Investing Activities:

     Purchase of Property, Plant
        and Equipment                     (48,393)                   (4,204)

     Net Cash Used in Investing
        Activities                        (48,393)                   (4,204)

Cash Flows from Financing Activities:

    Repayment of Notes Payable to
       Muelhens Inc.                           0                 (1,094,982)
    Net Proceeds from Private Placement
       of Shares, net of Share
       Issuance Costs                          0                    (21,250)

    Net Cash Used in Financing Activities      0                 (1,116,232)

Net Change in Cash and Cash Equivalents    155,554               (2,329,525)


Cash and Cash Equivalents at
      June 30, 1995 and 1994               339,715                3,382,698

Cash and Cash Equivalents at
      March 31, 1996 and 1995             $495,269               $1,053,173


The accompanying notes are an integral part of these statements.

                        Richard Barrie Fragrances, Inc.
                          Notes to Financial Statements
                                   (unaudited)



1. The financial statements reflect all adjustments which, in management's opinion, are necessary to make the financial statements not misleading. Results of operations for the nine month period ended March 31, 1996 are not representative of results to be expected for the full year.

2. Net income / (loss) per share was computed by dividing the Company's net income / (loss) by the weighted average number of shares outstanding during the period. The impact of outstanding warrants and stock options were not included in the calculation of net loss per share, as such effect, if included, would have an anti-dilutive effect on net income / (loss) per share.

3. The Company is in an accumulated loss position for both financial reporting and income tax purposes. Historically, no federal tax benefit has been recorded due to the uncertainty of the Company's ability to realize benefits by generating taxable income in the future. The Company had a tax loss carryforward for financial reporting purposes of approximately $9,300,000 and approximately $8,800,000 for tax purposes at March 31, 1996. These carryforwards expire through fiscal year 2011. Due to the changes in control of the Company as determined by the Internal Revenue Code resulting from various equity offerings, certain restrictions exist as to the use of net operating loss carryforwards to offset future taxable income.

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

On June 6, 1995, the Company entered into an Administration, Selling and Warehousing Agreement (the "AS&W Agreement") with Muelhens-USA pursuant to which the Company was appointed the exclusive selling and marketing agent for Muelhens-USA in the United States for the products formerly the subject of the Muelhens distribution agreement and the Payot distribution agreement, and the Company will perform certain administrative and warehousing services for Muelhens-USA. The AS&W Agreement became effective July 1, 1995 and expires on December 31, 1998, subject to automatic and successive two year renewal terms unless either party gives notice not to renew six months prior to expiration of the then current term. Pursuant to the AS&W Agreement, Muelhens-USA will pay to the Company monthly in the first contract period (July 1 to March 31, 1996) 50% of the Company's budgeted fixed costs (as defined in the AS&W Agreement), but not in excess of 50% of the Company actual fixed costs. In future years, Muelhens-USA will pay monthly to the Company a percentage of the Company's budgeted fixed costs based upon the relationship between budgeted net sales of the products pursuant to the AS&W Agreement and the budgeted net sales of all products sold by the Company. In addition, the Company will be paid a monthly service fee at the rate of $100,000 per annum. If Muelhens-USA net operating results attain a level projected in the annual budget for such year, the Company will receive incentive compensation equal to 1% of the net sales of the products sold pursuant to the AS&W Agreement for such year. In addition, if Muelhens-USA attains the "stretch" net operating goal for such year, the Company will be paid additional incentive compensation equal to 1% of net sales of such products during such year. Under the AS&W Agreement, Muelhens-USA is responsible for financing all inventory, advertising and promotion, manufacturer's representative commissions and other costs directly related to the Muelhens and Payot brands.

On March 23, 1996, the Company and Muelhens-USA signed an Amendment to Administration, Selling and Warehousing Agreement (the "AAS&W Agreement") which modified certain terms of the original AS&W Agreement. Under the new AAS&W Agreement, the Company's entire compensation, for the 1996 contract year, will be a monthly service fee of $158,333, and in return the Company will provide fewer functions than covered in the original AS&W Agreement. Also, commencing January 1, 1997, Muelhens-USA will no longer be obligated to pay the Company the annual service fee of $100,000 per contract year.

As a result of the Company restructuring its relationship with the Muelhens affiliated companies, the Company can no longer record sales of the Muelhens products in its financial statements and, accordingly, recorded net sales have declined dramatically in fiscal 1996. For the fiscal year ended June 30, 1995, net sales of the Muelhens products constituted 69.9% of total net sales for the Company. Correspondingly, Muelhens-USA must now finance its own inventory, advertising and promotion, and direct sales and distribution expenses, as well as pay fees to the Company for its services under the AS&W Agreement.

The Company failed to pay the July 15, 1995 interest payment of $257,887 due on its $5,157,750 principal amount of 10% Convertible Subordinated Promissory Notes due January 15, 1996. Due to this, holders of 51% of the aggregate principal amount outstanding of the Notes have demanded accelerated payment of the principal amount, and accordingly, at March 31, 1996, the principal amount of $5,157,750, along with accrued but unpaid interest of $755,754, is due and payable.

On January 31, 1996, the Company and Parlux Fragrances, Inc. ("Parlux") signed an Asset Purchase Agreement under which Parlux would purchase all the assets of the Company and would assume most of the liabilities of the Company with the significant exception of the Company's obligations under its $5,157,750 principal amount 10% Convertible Subordinated Promissory Notes ("Notes"). The purchase price is (i) the issuance to the Company of 370,000 shares of newly issued Common Stock of Parlux, and (ii) $750,000 in cash. The closing of this transaction, presently anticipated to occur on or about May 31, 1996, is subject to the approvals by the stockholders and Noteholders of the Company.

Results of Operations

Net sales for the three and nine months ended March 31, 1996 were $973,540 and $7,205,787, respectively, a 75.4% and 51.7% decrease from the corresponding periods of the previous year. These decreases are mostly attributable to the termination of the Muelhens and Payot distribution agreements described above, whose net sales totaled $2,120,239 and $9,876,534, respectively, from the prior year periods.

Net sales on the non-Muelhens brands decreased by $863,724, or 47.0%, from the corresponding three month period of the prior fiscal year. This decrease was primarily attributable to (1) Melrose Place which had negative net sales of $118,791 due to slow demand for the product at the retail level leading to higher levels of returns than anticipated, and (2) the Baryshnikov brands decreased by $744,933 primarily because initial sales of Baryshnikov pour femme, which launched in the three months ended March 31, 1995, were $769,314 greater than initial sales of Baryshnikov Sport, which launched in the three months ended March 31, 1996, due to Baryshnikov Sport having a more limited launch.

Net sales on the non-Muelhens brands increased by $2,170,886, or 43.1%, from the corresponding nine month period of the prior fiscal year. Melrose Place, which launched in the summer of 1995, accounted for $1,959,292 of this increase. Baryshnikov net sales increased by $211,594 during this nine month period primarily due to the continued rollout of Baryshnikov pour femme and the launch of Baryshnikov Sport, offset by the continued decline of Misha whose net sales decreased by $839,543, due to the brand being at the end of its lifecycle.

Cost of sales were 57.3% and 35.1% of net sales for the three and nine months ended March 31, 1996, as compared to 25.7% and 30.5% for the corresponding periods of the prior fiscal year. The cost of sales percentage for the current three and nine month periods were impacted by the Company's decision to reserve approximately $200,000 and $540,000, respectively, to write-down certain inventory items, mostly associated with the Misha brand, to their estimated net realizable value.

Advertising and promotion expenses decreased by $871,583 and $2,871,000 in the three and nine months ended March 31, 1996, a 50.1% and 41.6% decrease from the corresponding periods of the prior fiscal year. The decrease in advertising and promotion expenses resulted from the lower level of net sales. As a percentage of sales, advertising and promotion expenses were 89.2% and 56.0% for the three and nine months ended March 31, 1996, as compared to 44.0% and 46.3% in the prior fiscal year. The increase in advertising and promotion expenses, as a percentage of sales, was caused by greater sales returns than anticipated, primarily with Melrose Place, while maintaining necessary advertising and promotion levels.

Selling, general and administrative ("S,G&A") expenses decreased by $198,638 and $827,526 in the three and nine months ended March 31, 1996. This decrease was primarily due to variable selling and distribution costs that were lower as a result of the net sales decreases.

Royalties were 8.8% and 6.3% of net sales for the three and nine months ended March 31, 1996, as compared to 2.2% and 1.5% of net sales for the corresponding periods of the prior fiscal year. The Muelhens brands had no royalty costs for the calendar year ending December 31, 1994, while the Baryshnikov and Melrose Place brands both have 5% royalty rates. However, due to minimum royalty payment requirements, the effective royalty rates rose above 5% for the three and nine months ended March 31, 1996.

Net interest expense increased by $130,122 and $164,797 during the three and nine months ended March 31, 1996, due to a provision in the Convertible
Subordinated Promissory Notes agreement under which the interest rate on the Notes immediately increased from 10% to 15% on the date, October 10, 1995, that the noteholders demanded accelerated payment of the principal amount, along with all accrued but unpaid interest.

Miscellaneous income decreased by $506,782 during the three months ended March 31, 1996, but increased by $370,826 during the nine months ended March 31, 1996, as compared to the corresponding periods of the prior fiscal year. The three months decrease was due to a $1,025,404 loss on the sale of the barter advertising time to Intercosmetics, Inc., partially offset by $520,918 in service fees income provided for under AS&W, and modified AAS&W, agreements with Muelhens-USA. The nine month increase was due to $1,325,820 in service fees income provided for under AS&W, and modified AAS&W, agreements with Muelhens-USA and a $70,410 increase in production and warehousing work done on behalf of other companies, partially offset by the $1,025,404 loss on the sale of the barter advertising time to Intercosmetics, Inc..

Net losses for the three and nine months ended March 31, 1996 were $2,322,731 and $3,059,738, respectively, as compared to net losses of $232,083 and $1,036,663 for the corresponding periods of the prior fiscal year. The primary reasons for the increase in the three and nine month net losses were (1) the net sales of Melrose Place being less than anticipated, (2) writing down certain inventory items, mostly with the Misha brand, by approximately $540,000, (3) the loss of $1,025,404 on the sale of the barter advertising time, and (4) the additional interest expense due to the interest rate on the Notes increasing from 10% to 15% on October 10, 1995.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 1996 were $495,269, as compared to $339,715 at June 30, 1995.


Accounts receivable decreased to $1,119,546 at March 31, 1996 from $1,770,190 at June 30, 1995 primarily due to the decrease in net sales.

Inventory and promotional merchandise decreased to $2,487,697 at March 31, 1996 from $2,740,721 at June 30, 1995. The decrease of $253,024 was primarily due to writing down the value of certain inventory items, mostly with the Misha brand, to more properly reflect current estimated net realizable values, offset by inventory received back from customer returns.

Other current assets decreased to $298,072 at March 31, 1996 from $354,067 at June 30, 1995. The decrease of $55,995 was primarily due to expensing prepaid print media advertising run during the nine months ended March 31, 1996 that was included in other current assets at June 30, 1995.

Other assets consisted of amounts from barter transactions, in which a barter agent exchanges the Company's products for advertising time. The Company sold its entire ownership of advertising time, on the Company's books for $1,825,404, to Intercosmetics, Inc. for $800,000 cash on March 23, 1996.

The combination of accounts payable and accrued expenses increased to $2,543,364 at March 31, 1996 from $2,405,618 at June 30, 1995. The increase of $137,746 was primarily because of a general slowdown of payments to made to inventory suppliers and professional agencies due to cashflow concerns.

At March 31, 1996, the Company had negative working capital of $3,300,530, and a current ratio of 0.6 to 1, principally due to the convertible notes payable, and accrued interest thereon, totaling $5,913,504 (discussed below). The Company has no bank lines of credit or long term borrowing from banks.

The Company's operating activities provided net cash of $203,947 in the nine months ended March 31, 1996, as compared to net cash used in operations of $1,209,089 for the corresponding period of the prior fiscal year. The $1,413,036 increase of net cash provided by operations was primarily due to (1) the $800,000 received from the sale of advertising time to Intercosmetics, Inc., (2) the Company was much closer to projections with the launch of Melrose Place and the expanded distribution of Baryshnikov pour femme this year than the Company was last year with the relaunch of 4711 Eau de Cologne and Moments by Priscilla Presley which had led to the Company purchasing a much greater amount of inventory than was shipped to customers, and (3) an general slowdown on payments made to inventory suppliers and professional agencies. The Company is uncertain, even if the principal and interest amounts due on Convertible Notes Payable (discussed below) were not included, that its current working capital combined with cash generated from continuing operations will be sufficient to meet all other foreseeable short term operating requirements.

The only debt is the Notes totaling $5,157,750, which are convertible into shares of Common Stock at a conversion price of $2.25 per share. The Company failed to pay the July 15, 1995 interest payment of $257,887 due on its $5,157,750 principal amount of Notes. As a result, holders of 51% of the aggregate principal amount outstanding of the Notes have demanded accelerated payment of the principal amount, and accordingly, at this time the principal amount of $5,157,750 is due and payable. The Company does not have the ability to repay the Notes and related interest.

As previously discussed, the Company has signed an asset purchase agreement to sell its business to Parlux. Such sale is conditioned upon the approval of the stockholders and Noteholders of the Company. The sale price will not be sufficient to repay the Notes in full, and accordingly, the Company anticipates that stockholder and Noteholder approval will require modification of the Company's debt obligations under the Notes. In connection with soliciting the consent of the stockholders and Noteholders, the Company has proposed to exchange for each $19,500 principal amount Note two shares of the Company's Series A Preferred Stock (a new issue) and 2,300 shares of the Company's Common Stock. The Series A Preferred Stock is intended to have a liquidation preference equal to $5,600 per share and will be subject to mandatory redemption by the Company one year after issuance. This exchange offer is conditioned upon the holders of approximately 97% of the outstanding Notes accepting such exchange. If, for whatever reason, the transaction with Parlux is not approved, the Company's most likely alternative would be to seek protection and reorganize under Chapter 11 of the United States bankruptcy code.

The Company does not have any specific additional capital requirements, either short term or long term, except as discussed above and except for general working capital purposes. If the sale to Parlux is not completed, and provided that the Company has the necessary resources, the Company anticipates that it will spend approximately $150,000 on research and development during the next twelve months. The Company is currently developing a new women's line called Baryshnikov Sport for Women, that it plans to introduce in the spring of 1997, if the sale to Parlux is not completed.

It is the Company's practice, as is common in the fragrance industry, to accept returns of the Company's products from retailers with which the Company has an ongoing relationship in order to obtain continuing orders from retailers for other products of the Company that the retailer believes achieve a greater "sell-through" to its customers. In accepting these returns, the Company typically provides a credit to the retailer with respect to accounts receivable from that retailer on a dollar-for-dollar basis, In recognition of this practice, the Company establishes a reserve for anticipated returns that is reflected in the net sales reported by the Company each fiscal quarter. The amount of such reserve is based on several factors, including the Company's sales level during that quarter, the Company's historical level of returns, and the seasonality of the fragrances business in general. A less than anticipated "sell-through" of the Company's products can have an adverse affect on the Company's operating results and liquidity.

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

PART II.  OTHER INFORMATION


Item 5.  Other Information.


Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

          10.16.1 Amendment to Administration, Selling and Warehousing Agreement, dated March 23, 1996, between Registrant and Intercosmetics, Inc. (formerly Muelhens Inc.)

             27   Financial Data Schedule (3/31/96)

        (b)  Reports on Form 8-K

             None
                                   Signatures


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                    Richard Barrie Fragrances, Inc.

                                     (Registrant)



Dated:  May 9, 1996           By: /s/  Richard Barrie
                                   ---------------------------
                                  Richard Barrie, President



Dated:  May 9, 1996           By: /s/  Joseph Buvel
                                  -----------------
                                  Joseph Buvel, Chief Financial Officer

                                  Exhibit Index



Exhibit No.   Description                                                Page

10.16.1 Amendment to Administration, Selling and Warehousing Agreement, dated March 23, 1996, between Registrant and Intercosmetics, Inc. (formerly Muelhens Inc.)


27            Financial data schedule (3/31/96)