Form 10-K
period 1996-06-30
FBR CAPITAL CORP /NV/
filed 1996-10-11
CIK 836937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended          June 30, 1996
                          ------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from            to

Commission file number 1-10320

                             FBR CAPITAL CORPORATION
                 (Name of small business issuer in its charter)

             Nevada                                      13-3465289
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

14988 N. 78th Way, Suite 203, Scottsdale, Arizona                  85260
-------------------------------------------------               ----------
   (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:   (602) 922-5213
                           ------------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

         Title of each class
         -------------------
         Common Stock, par value $.005 per share

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes [X]   No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB.       [ ]

     State issuer's revenues for its most recent fiscal year:   $7,583,494

     As of September 30, 1996, the aggregate market value of the Registrant's Common Stock (based on the reported last sale price on the OTC Bulletin Board) held by non-affiliates of the Registrant was $2,315,302.

     Transitional Small Business Disclosure Format:    Yes [  ]    No [X]

     As of September 30, 1996, 4,636,705 shares of Registrant's Common Stock were outstanding.

                                     PART I

ITEM 1.   BUSINESS.

Historical Overview

     The Company was incorporated under the laws of Nevada in 1988. Until June 28, 1996, it was engaged in the business of developing and marketing fragrances, cosmetics, skin treatment and personal care products.

     Sale of Assets. On June 28, 1996, effective for accounting purposes as of June 30, 1996, the Company sold to Parlux Fragrances, Inc. ("Parlux"), pursuant to the Asset Purchase Agreement dated January 31, 1996 between the Company and Parlux, virtually all of the assets, properties and rights owned by the Company in connection with its business ("Asset Sale") in consideration for (i) $750,000 in cash, (ii) 370,000 shares of the Common Stock of Parlux ("Parlux Stock"), and
(iii) the assumption by Parlux of (a) liabilities under certain leases for periods from and after the closing date, (b) liabilities of the Company set forth on the Company's balance sheet dated September 30, 1995 (but expressly excluding any liability with respect to the Company's 10% Convertible Subordinated Promissory Notes due January 15, 1996 ("Notes")) to the extent such liabilities existed on the closing date, (c) additional liabilities of the Company of the types reflected on the balance sheet as the same arose in the ordinary course of the business between September 30, 1995 and the closing date and which are reflected on the Company's closing date balance sheet, and (d) all obligations under contracts, customer orders, purchase orders, and other agreements and commitments that were included in the assets acquired by Parlux. Parlux did not assume the following liabilities of the Company: (i) liabilities and obligations to the Company's employees, (ii) legal, accounting and other fees, taxes and other expenses incurred in connection with the sale of assets,
(iii) taxes (other than income taxes) for periods prior to the closing date and income taxes for all periods, (iv) liabilities and obligations with respect to assets not acquired and (v) liabilities and obligations arising from pending or threatened litigation or claims against the Company. Pursuant to the Asset Purchase Agreement, the Company agreed to indemnify Parlux with respect to any claims caused by or arising from (i) any misrepresentation, breach of warranty or breach of any term or provision of the Asset Purchase Agreement by the Company to a maximum amount of $3,700,000 (which amount, at September 30, 1996, was in excess of the value of the Company's assets), provided such claim is made in writing within two years after the closing, (ii) any liabilities not assumed by Parlux or (iii) liabilities (other than assumed liabilities) arising from the operation of the Company's business prior to the closing. Conversely, Parlux agreed to indemnify the Company with respect to claims caused by or arising from
(i) any misrepresentation, breach of warranty or breach of any term or provision of the Asset Purchase Agreement by Parlux, provided such claim is made in writing within two years after the closing, (ii) any liabilities assumed by Parlux, or (iii) any liability arising from the operation of the business of the Company by Parlux after the closing. No indemnification rights are enforceable until the aggregate amounts of claims subject to such rights in favor of a party exceeds $10,000.

     In connection with the transaction, Parlux entered into a Registration Rights Agreement in favor of the Company pursuant to which Parlux agreed to use its best efforts to register the Parlux Stock under the Securities Act of 1933, as amended, on demand and at any time Parlux proposed to register any of its equity securities under the Securities Act, without cost to the Company. On July 1, 1996, the Company made a demand on Parlux to register the Parlux Stock and it was registered in August 1996.

     Completion of Exchange Offer. Simultaneously with the closing of the Asset Sale, the Company completed an exchange offer with the holders of the Company's Notes ("Exchange Offer"), pursuant to which the holders of $5,040,750 aggregate principal amount (97.7% of the principal amount outstanding) tendered their Notes in exchange for an aggregate of 594,550 shares of the Company's Common Stock, par value $.005 per share, and 517 shares of the Company's newly-authorized Series A Preferred Stock ("Preferred Stock"), at an exchange ratio of 2,300 shares of the Company's Common Stock and two shares of Series A Preferred Stock for each $19,500 principal amount Note. The total amount of debt (including principal and unpaid but accrued interest) discharged pursuant to the exchange amounted to $5,970,472.

     Change in Management. In connection with the completion of the Exchange Offer, all of the officers and directors of the Company resigned and Charles D. Snead, Jr. and Stephen T. Meadow assumed their positions as directors of the Company, to which they had been elected at the Special Meeting of Stockholders,of the Company held on May 31, 1996. Simultaneously with the closing of the Exchange Offer, Mr. Snead was appointed President and Treasurer (and principal executive, accounting and financial officer) and Mr. Meadow was appointed Secretary of the Company.

     Change in Name. On July 1, 1996, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name from "Richard Barrie Fragrances, Inc." to "FBR Capital Corporation."
Description of Present Business.

Description of Present Business

     Since the Asset Sale, the Company's operations have been limited to the conduct of administrative activities such as moving its principal place of business, establishing new bank accounts, paying indebtedness remaining after the Asset Sale and other general corporate activities. It has also begun to identify and conduct discussions with respect to a possible business combination with one or more entities interested in acquiring or being acquired by the Company. The Company is free to investigate businesses of essentially any kind or nature, including but not limited to, finance, technology, manufacturing, service, research and development, healthcare, communications, insurance or transportation. While the company has not chosen any particular area of business in which it may propose to engage and has not conducted any market studies with respect to any business, property or industry, the directors of the Company have considered the strengths and weaknesses of the Company and established certain initial criteria for its search. The Company will first seek a business combination with a company having a business or line of products with good prospects for future profits and growth. In view of the Company's small size and book value, the appropriate candidate is expected to be an emerging or developing company. The prospective candidate should desire to become a publicly listed company through utilization of the quotation of the Company's Common Stock on the NASD's OTC Bulletin Board. It should also have an interest in acquiring the Company's cash and should qualify to use the Company's net operating loss carryforwards ("NOLs"). Subject to possible limitations, the NOLs might be available to reduce taxes on future income, provided that the combined business continues in the same line of business in which the Company was formerly engaged. Utilization of the NOLs may be a value enhancing element for the Company but may be very difficult to accomplish. Accordingly, this criterion will not limit the types of businesses included in the Company's search.

     Several companies have been identified which appear to meet the criteria set forth above and discussions are in progress with one of them. There is no assurance of the availability, viability or success of any acquisition or the results of operations of the Company in connection with any acquisition or business venture. Even if a suitable candidate for a business combination is found and negotiations are successfully completed, there is no assurance of successful operations after the combination has been effected or that existing stockholders of the Company will not suffer substantial dilution of their equity position, either upon the business combination itself or upon the completion of any additional financing which may be necessary.

     The Company does not believe that it is an investment company required to register as such under the Investment Company Act of 1940, as amended. The Company intends to take such steps as may be necessary to avoid such registration. If the Company has not concluded a business combination before June 28, 1997, that is, one year after the Asset Sale, and if, because of its continued ownership of the Parlux Stock or other securities, it would be required to register or seek an exemption from such registration, the Company anticipates that it will sell, transfer or otherwise divest itself of its ownership thereof, redeem any outstanding Preferred Stock and make a determination as to whether to liquidate and distribute its assets or to continue to seek out viable business combinations.

     The Company continues to hold the Parlux Stock and on September 30, 1996, it had approximately $180,000 in cash in banks and approximately $400,000 in U.S. Government Treasury bills maturing in February, 1997. The Parlux Stock may be sold to the public pursuant to a currently effective Registration Statement under the Securities Act of 1933, covering those shares, as well as other shares of Parlux held by parties unrelated to the Company. Under the terms of the Company's outstanding Preferred Shares, however, no sale of the Company's assets having a fair market value of $250,000 or more, either alone or in the aggregate with all other sales of Company assets, may be sold without the prior consent of the holders of a majority of the Preferred Stock unless the net proceeds of the sale are applied to the payment of the Redemption Price ($5,600 per share) of the Preferred Stock. The aggregate Redemption Price of the 517 shares of Preferred Stock outstanding is $2,895,200 and the holders of the Preferred Stock have a liquidation preference in that amount. The Company is obligated to redeem all of the Preferred Stock by June 27, 1997. If such redemption is not effected, the holders of a majority of the Preferred Stock have the right to demand the liquidation of the Company and the application of its assets to satisfy their liquidation preference.

     On June 28, 1996, the market value of the Parlux Stock was $8.00 per share, and the aggregate value would have been sufficient to pay the aggregate
Redemption Price. At that time, however, the Parlux Stock had not been registered for resale under the Securities Act of 1933 and, accordingly, transfer thereof was restricted. The Parlux Stock was registered on August 12, 1996, on which date the last sale price had declined to $7.625 per share. On September 30, 1996, the last sale price was $4.75 per share. If, by June 27, 1997, the mandatory redemption date for the Preferred Shares, the market price of the Parlux Stock has not substantially recovered, or if some accommodation cannot be reached between the Company and the holders of the Preferred Stock, the Company will probably be required to pay substantially all of its cash, in addition to the proceeds of any sale of the Parlux Stock, to fulfill its obligation to pay the Redemption Price. Any significant reduction in the amount of its available cash will probably reduce the Company's value as an acquisition candidate for other businesses and the Company's opportunities to effect a favorable acquisition transaction will be substantially reduced.

Employees

     In connection with the Asset Sale, all employees of the Company were terminated and the Company has no employees. The Company's two executive officers provide certain services to the Company on a part-time consultancy basis.


ITEM 2.   PROPERTIES

     Since July 1, 1996, the Company's activities have been conducted by its directors at offices maintained or made available to them for other work unrelated to the Company. The Company's current executive office is located in an office made available to Mr. Snead at no expense. Although the Company has not been required to pay any rent for this office to date, in the future the Company may be required to pay fair market rent for its executive office. The Company believes that this office arrangement is adequate for the Company's needs.


ITEM 3.   LEGAL PROCEEDINGS.

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The information required by Item 4 was previously reported in Item 5 to the Company's Current Report on Form 8-K, dated July 15, 1996, filed in connection with the Asset Sale which occurred on June 28, 1996.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

 The Company's Common Stock was traded on the Pacific Stock Exchange under the symbol "RBF" until April 3, 1996, when trading was suspended pending delisting of the Common Stock because of the Company's failure to meet the financial requirements for continued listing. After delisting, the Common Stock was traded on the NASD's OTC Bulletin Board, where it is quoted under the symbol "FBRR."

 Set forth below are the high and low sales prices of the Company's Common Stock for the periods indicated as reported by the Pacific Stock Exchange (for periods prior to the fourth quarter of fiscal 1996), and as reported by the OTC Bulletin Board (for the fourth quarter of fiscal 1996):

Period                                    High($)                  Low($)
------                                    -------                  ------
Fiscal 1996
   Fourth Quarter                         0.5625                   0.2525
   Third Quarter                          0.25                     0.15625
    Second Quarter                         0.50                     0.125
   First Quarter                          1.125                    0.3125

Fiscal 1995
   Fourth Quarter                         1.875                    0.875
   Third Quarter                          1.875                    1.00
   Second Quarter                         2.75                     1.75
   First Quarter                          2.125                    1.50


     As of September 30, 1996, there were 302 holders of record of the Company's Common Stock.

     The Company has never paid any cash dividends. Because of the status of the Company's business described in Item 1, it is highly unlikely that any cash dividends will be paid on the Common Stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operations

     The Company has not conducted any operations in the normal course since the Asset Sale on June 28, 1996. Accordingly, the results of its previous operations are not material. The reasons for the Asset Sale and the discontinuance of the Company's business were previously reported in the Company's Proxy Statement, dated April 22, 1996, with respect to the Special Meeting of Stockholders held on May 31, 1996, for the purpose of approving, among other things, the Asset Sale.

     Upon the consummation of the Asset Sale and Exchange Offer and payment of certain previously billed related expenses, the Company had approximately $680,000 in cash. Of that amount, approximately $56,000 was applied to discharge certain accounts payable, including legal fees for June 1996 and accounting and consulting fees previously incurred. On September 30, 1996, the Company had approximately $180,000 in cash and approximately $400,000 in U.S. Government Treasury Bills. The Company expects that it will earn approximately $22,000 from interest during the remainder of the current (1997) fiscal year.

     Corporate and administrative expenses for the current fiscal year are expected to be approximately $165,000; including $82,000 in fees and expense reimbursement to the directors, $55,000 for accounting fees for audit and tax returns, $5,000 for office and telephone expense, $20,000 for liability insurance and approximately $3,000 for miscellaneous expense. Funds to pay those expenses are expected to be derived from interest income earned during the year and from the Company's cash on hand.

     Pursuant to the Exchange Offer, the Company settled its obligations under all outstanding Notes, excluding obligations to three holders not participating in the Exchange Offer, who hold Notes in the aggregate principal amount of $117,000. After threatening litigation, two of the three holders, with Notes in the aggregate principal amount of $97,500, have agreed to settle, collectively, for $62,000 in cash, 11,500 shares of the Company's Common Stock and three-year warrants to purchase 12,500 shares of the Company's Common Stock for $2.00 per share. The Company believes that the remaining holder of the last Note, in the principal amount of $19,500, will also accept a settlement of the Company's obligations on terms not requiring the full cash payment of the amount due on the Note. Funds for these settlements are expected to be taken from the Company's cash on hand.

     The Preferred Stock has a liquidation preference of $5,600 per share, or $2,895,200 in the aggregate. The Company is obligated to redeem the Preferred Stock by June 27, 1997 at a Redemption Price equal to the liquidation preference. While it was anticipated, at the time of the Asset Sale, that that price could be paid out of the proceeds of the contemplated sale of the Parlux Stock, the market value of that stock has substantially declined since the Asset Sale and there is no assurance that the Company will not be required to apply all of its cash and the proceeds of the disposition of all of its Government securities to meet the redemption requirement, in which case the Company will have no assets. If the Company does not effect a mandatory redemption by June 27, 1996, the holders of a majority of the Preferred Stock will have the right to demand liquidation of the Company and receive their liquidation preference. Holders of the Series A Preferred Stock have no voting rights except the right to vote as a class with respect to (i) any sale of Company assets having a fair market value of $250,000 or more, alone or in the aggregate with all of the sales of the Company's assets, unless all of the net proceeds of such sale are applied to the payment of the redemption price of the Series A Preferred Stock;
(ii) any amendments to the Company's Articles of Incorporation; and (iii) the issuance of any shares of the Company's capital stock (other than any issuance pursuant to outstanding rights or options) unless the Series A Preferred Stock will be redeemed in connection with the transaction pursuant to which such shares are to be issued. For all matters on which the holders of the Series A Preferred Stock are entitled to vote as a class, the affirmative vote of holders holding a majority of the Series A Preferred Stock outstanding is required for approval of such matter. The Series A Preferred Stock has no right to dividends.


ITEM 7.   FINANCIAL STATEMENTS.

          Index to Financial Statements:

 Report of Independent Public Accountants..................................F-1
 Balance Sheets at June 30, 1996 and 1995..................................F-2
 Statements of Operations --
    Years ended June 30, 1996 and 1995.....................................F-3
 Statements of Stockholders' Equity --
    Years ended June 30, 1996 and 1995.....................................F-4
 Statements of Cash Flows --
    Years ended June 30, 1996 and 1995.....................................F-5
 Notes to Financial Statements.....................................F-6 to F-13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To FBR Capital Corporation:

We have audited the accompanying balance sheets of FBR Capital Corporation (formerly Richard Barrie Fragrances, Inc.) (a Nevada corporation) as of June 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FBR Capital Corporation (formerly Richard Barrie Fragrances, Inc.) as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the financial statements, the holders of the Company's preferred stock have a liquidation preference of $5,600 per share, or $2,895,200 in the aggregate. The Company is obligated to redeem the preferred stock by June 27, 1997 at a redemption price equal to the liquidation preference. There is no assurance that the Company will not be required to apply all of its assets (due to recent decreases in the market value of the Company's investment in common stock of Parlux Fragrances, Inc.) to meet the redemption requirements, in which case the Company could have no assets. If the Company does not effect a mandatory redemption by June 27, 1997, the holders of a majority of the preferred stock will have the right to demand liquidation of the Company and receive this liquidation preference. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                  ARTHUR ANDERSEN LLP

Melville, New York
September 20, 1996

                             FBR CAPITAL CORPORATION
                   (formerly Richard Barrie Fragrances, Inc.)
                                 BALANCE SHEETS

                                                                           June 30,        June 30,
ASSETS                                                                       1996            1995
------                                                                      ------          ------
CURRENT ASSETS:
   Cash and cash equivalents                                             $   61,871      $  339,715
   Investment in common stock of Parlux Fragrances, Inc. (Note 2)         3,746,250             -
   Accounts receivable, net                                                    -           1,770,190
   Amount receivable from acquiror of discontinued operations (Note 2)      750,000             -
   Inventory                                                                   -           2,415,000
   Promotional merchandise                                                     -             325,721
   Other current assets                                                       6,991          354,067
                                                                          ---------        ---------
                  Total current assets                                    4,565,112        5,204,693

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
   depreciation and amortization of $538,031 at June 30, 1995                  -           1,174,102

DEBT ISSUANCE COSTS, at cost, less accumulated amortization of
   $313,000 and $231,068, respectively                                         -              81,932

OTHER ASSETS                                                                   -           1,825,404
                                                                          ---------        ---------
                  Total assets                                           $4,565,112       $8,286,131
                                                                          =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                      $  121,789       $  389,033
   Accrued expenses                                                         180,417        2,016,585
   Convertible notes payable - current portion                              117,000        5,157,750
                                                                          ---------        ---------
                  Total current liabilities                                 419,206        7,563,368
                                                                          ---------        ---------
COMMITMENTS AND CONTINGENCIES (Note 8)

SERIES A PREFERRED STOCK:
   $.01 par value, 529 shares authorized, 517 and 0 shares issued and outstanding, respectively, at liquidation value of $5,600
   per share (Note 4)                                                     2,895,200             -
                                                                          ---------        ---------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares
     outstanding except 517 shares issued as Series A Preferred Stock          -                -
   Common stock, $.005 par value, 16,666,667 shares authorized, 4,636,698
     and 4,419,548 shares issued and outstanding, respectively               23,183           22,097
   Additional paid-in capital                                             7,241,768        6,982,738
   Accumulated deficit                                                   (6,014,245)      (6,282,072)
                                                                          ---------        ---------
                  Total stockholders' equity                              1,250,706          722,763
                                                                          ---------        ---------
                  Total liabilities and stockholders' equity             $4,565,112       $8,286,131
                                                                          =========        =========

The accompanying notes are an integral part of these balance sheets.

                             FBR CAPITAL CORPORATION
                   (formerly Richard Barrie Fragrances, Inc.)

                            STATEMENTS OF OPERATIONS


                                                      For the years ended June 30,
                                                   ---------------------------------

                                                       1996                  1995
                                                       ----                  ----
Loss from the operations of discontinued
  operations (Notes 1 and 2)                       $(4,828,165)           $ (876,400)

Gain on disposal of assets of discontinued
  operations (Notes 1 and 2)                         2,280,836                  -
                                                     ---------
Loss before extraordinary item                      (2,547,329)             (876,400)

Gain on extinguishment of debt (Note 4)              2,815,156                  -
                                                     ---------             ---------
                 Net income (loss)                  $  267,827            $ (876,400)
                                                      ========             =========
Earnings (loss) per share:

  Loss per share from discontinued operations       $    (0.58)           $    (0.20)

  Earnings per share from extraordinary item              0.64                   -
                                                     ---------             ---------
                 Net earnings (loss) per share      $     0.06            $    (0.20)
                                                     =========             =========
Weighted Average Common Shares Outstanding           4,420,738             4,419,548
                                                     =========             =========

The accompanying notes are an integral part of these statements.


                             FBR CAPITAL CORPORATION
                   (formerly Richard Barrie Fragrances, Inc.)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

                                                              Common Stock
                                                               ($.005 par)         Additional
                                                      ------------------------      Paid-in          Accumulated
                                                       Shares           Amount       Capital           Deficit         Total
                                                       ------           ------     ----------        -----------       -----
BALANCES, July 1, 1994                               4,419,548        $ 22,097     $7,003,988       $(5,405,672)    $1,620,413

  Additional costs related to issuance of
     shares through private placement offering            -               -           (21,250)             -           (21,250)
  Net loss for the year ended June 30, 1995               -               -              -             (876,400)      (876,400)
                                                     ---------         -------      ---------        ----------      ---------
BALANCES, June 30, 1995                              4,419,548          22,097      6,982,738        (6,282,072)       722,763

  Contribution of common stock by former
     President (Note 4)                               (377,400)         (1,887)         1,887              -              -

  Issuance of common stock to convertible
     note holders (Note 4)                             594,550           2,973        257,143              -           260,116

  Net income for the year ended June 30, 1996             -               -              -             267,827         267,827
                                                     ---------         -------      ---------          -------         -------
BALANCES, June 30, 1996                              4,636,698        $ 23,183     $7,241,768      $(6,014,245)     $1,250,706
                                                     =========         =======      =========       ==========       =========

The accompanying notes are an integral part of these statements.


                             FBR CAPITAL CORPORATION
                   (formerly Richard Barrie Fragrances, Inc.)
                            STATEMENTS OF CASH FLOWS


                                                                                                For the years ended June 30,
                                                                                             ----------------------------------
                                                                                                   1996                 1995
                                                                                                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                          $    267,827          $  (876,400)
                                                                                               -----------           ----------
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Gain on termination agreement (Note 1)                                                           -                (876,712)
     Gain on disposal of assets of discontinued operations (Note 2)                             (2,280,836)                -
     Gain on extinguishment of debt (Note 4)                                                    (2,815,156)                -
     Write-off of other assets                                                                   1,025,404                 -
     Depreciation and amortization                                                                 428,065              483,164
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                                                1,394,232             (599,507)
       Decrease (increase) in inventory and promotional merchandise                                856,247           (2,697,379)
       Decrease (increase) in other current assets                                                 326,380             (117,644)
       Decrease (increase) in other assets                                                         800,000             (201,792)
       (Decrease) increase in accounts payable and accrued expenses                                (32,806)           3,022,474
                                                                                                 ---------           ----------
         Total adjustments                                                                        (298,470)            (987,396)
                                                                                                 ---------           ----------
         Net cash used in operating activities                                                     (30,643)          (1,863,796)
                                                                                                 ---------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments in connection with sale of assets (Note 2)                                            (178,511)                -
   Purchase of property, plant and equipment                                                       (68,690)             (35,899)
   Proceeds from sale of property, plant and equipment                                                -                   1,845
                                                                                                 ---------           ----------
         Net cash used in investing activities                                                    (247,201)            (34,054)
                                                                                                 ---------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable to Muelhens Inc.                                                        -              (1,123,883)
   Net proceeds from private placement of shares, net of share issuance costs                         -                 (21,250)
                                                                                                 ---------           ----------
         Net cash used in financing activities                                                        -              (1,145,133)
                                                                                                 ---------           ----------
         Net decrease in cash and cash equivalents                                                (277,844)          (3,042,983)

CASH AND CASH EQUIVALENTS, beginning of year                                                       339,715            3,382,698
                                                                                                 ---------           ----------
CASH AND CASH EQUIVALENTS, end of year                                                          $   61,871          $   339,715
                                                                                                 =========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                                                                   $     -             $   561,792
                                                                                                 =========           ==========
     Income taxes                                                                               $     -             $      -
                                                                                                 =========           ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of investment shares in sale transaction (Note 2)                                $3,746,250                 -
       Amount receivable from Parlux on sale transaction (Note 2)                                  750,000                 -
       Issuance of Series A mandatory redeemable preferred stock in debt
               extinguishment transaction (Note 4)                                               2,895,200                 -
   Issuance of common stock in debt extinguishment transaction (Note 4)                            260,116                 -
       Contribution of common stock by former President in debt extinguishment
               transaction (Note 4)                                                                  1,887                 -
   Extinguishment of convertible notes payable and accrued interest (Note 4)                     5,970,472                 -


The accompanying notes are an integral part of these statements.


                             FBR CAPITOL CORPORATION
                   (formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995


1.    ORGANIZATION AND BUSINESS:

FBR Capital Corporation (formerly Richard Barrie Fragrances, Inc.) (the "Company") was incorporated in the state of Nevada on June 6, 1988, for the original purpose of developing, manufacturing and marketing fragrances, cosmetics, skin treatment and personal care products sold primarily through department and specialty stores and drugstores. On July 1, 1996, following the sale transaction described in Note 2, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name from "Richard Barrie Fragrances, Inc." to "FBR Capital Corporation" as authorized by the stockholders of the Company. The Company is now a publicly held "shell" corporation with no specific business operations.

Prior to December 1993, all of the Company's products were marketed under a licensing agreement with Mikhail Baryshnikov (the "Baryshnikov License").
Effective December 14, 1993, the Company entered into distribution agreements with Muelhens KG ("Muelhens"), a worldwide marketer of fragrance, cosmetic and skin treatment products, and one of Muelhens' subsidiaries, Laboratories Dr. N.G. Payot, S.A. ("Payot"). Pursuant to these agreements, the Company was appointed the exclusive United States distributor for the fragrance brands Moments and Experiences by Priscilla Presley, Sabatini and Magnetic by Gabriela Sabatini, 4711 Original Eau de Cologne, and the Payot cosmetic and skin treatment line. In addition, the Company purchased from Muelhens Inc. ("Muelhens-USA"), another subsidiary of Muelhens KG, certain inventory, promotional merchandise and fixed assets.

On June 6, 1995, the parties to the distribution agreements described above agreed to terminate the distribution agreements, effective June 30, 1995, and Muelhens-USA agreed to repurchase from the Company, effective June 30, 1995, inventory and related materials held by the Company related to the products under the distribution agreements. In addition, Muelhens-USA agreed to establish in favor of the Company an $876,712 credit in consideration for credits given by the Company to retailers for returns accepted by the Company of products sold by Muelhens-USA prior to December 14, 1993. The Company was permitted to offset against any amounts owed by the Company to Muelhens-affiliated parties the
amount  owed  by  Muelhens-USA  to  the  Company   pursuant  to  the  repurchase
arrangement, as well as the amount of the credit established in favor of the Company. The effect of the transaction was that the Company was relieved of approximately $5,211,718 in debt obligations to the Muelhens-affiliated companies at June 30, 1995.

Based on the structure of this termination transaction, it was the intent of the parties that no cash payment was to be exchanged for such amounts due to and from the parties to the termination agreement and, accordingly, these amounts have been presented net in the accompanying balance sheet as of June 30, 1995. The Company's gain of $876,712 under the termination agreement has been offset against the sales returns to which the amount related in the accompanying statement of operations for fiscal 1995.

2.   DISPOSITION OF ASSETS AND DISCONTINUED OPERATIONS:

Effective June 30, 1996, the Company sold virtually all of the assets, properties and rights owned by the Company in connection with its business to Parlux Fragrances, Inc. ("Parlux") in consideration for (i) $750,000 in cash,
(ii) 370,000 shares of the common stock of Parlux, and (iii) the assumption by Parlux of certain liabilities, excluding any liability with respect to the Company's 10% Convertible Subordinated Promissory Notes due January 15, 1996. The cash received from the sale transaction was remitted to the Company on July 1, 1996. Accordingly, this amount is reflected as a receivable in the accompanying balance sheet as of June 30, 1996. The common stock of Parlux received from the sale transaction is reflected, at its fair market value, as an investment in the accompanying balance sheet as of June 30, 1996.

In connection with the transaction, Parlux entered into a Registration Rights Agreement in favor of the Company pursuant to which Parlux agreed to use its best efforts to register the shares of Parlux stock paid to the Company under the Securities Act of 1933, on demand and at any time Parlux proposes to register any of its equity securities under the Securities Act, without cost to the Company. Parlux registered the Parlux stock in August 1996.

As a result of this transaction, the Company's primary operations have ceased, and the Company has changed its name (Note 1) and is now a publicly held "shell" corporation with no specific business operations. Accordingly, the statements of operations have been presented on a basis which reflects the Company's prior business as discontinued operations in each of the years presented.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks, as well as certain highly liquid investments with original maturities of less than three months.

Investments

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that marketable equity securities, other than equity securities accounted for by the equity method, be reported at fair value. For those securities which are classified as trading securities, unrealized gains and losses are reported in the statement of income. Unrealized gains and losses from those securities which are classified as available-for-sale will be reported as a separate component of stockholders' equity. The Company's investment in Parlux common stock (Note 2) was acquired as of June 30, 1996, and valued based on the closing price on June 28, 1996, the last trading date of the fiscal year. Accordingly, the investment in Parlux stock is presented in the accompanying balance sheet at its fair market value, and there are no unrealized gains or losses associated with changes in the fair market value of this investment. Subsequent to June 30, 1996, the fair market value of Parlux common stock, based on quoted market prices, decreased significantly. At September 20, 1996, this decrease would have resulted in an unrealized loss of approximately $1,850,000, which would be presented as a component of stockholders' equity.

Doubtful Accounts and Sales Returns

Prior to the sale transaction described in Note 2, the Company had established reserves for doubtful accounts and sales returns on its balance sheet.

Accounts receivable, net, consisted of:
                                                               June 30, 1995
                                                               -------------
      Accounts receivable                                        $1,887,542
      Less-
         Allowance for doubtful accounts                            (67,352)
         Allowance for sales returns and chargebacks                (50,000)
                                                                  ---------
      Accounts receivable, net                                   $1,770,190
                                                                  =========
Inventory and Promotional Merchandise
-------------------------------------
Inventory and promotional merchandise included only those items which were salable or usable in future periods and were stated at the lower of cost
(first-in, first-out) or market.

Inventory consisted of:
                                                               June 30, 1995
                                                               -------------
      Raw materials                                              $1,105,653
      Work-in-progress                                              313,646
      Finished goods                                                995,701
                                                                  ---------
                                                                 $2,415,000
                                                                  =========
Property, Plant and Equipment
-----------------------------
Property, plant and equipment consisted of:
                                                               June 30, 1995
                                                               -------------
         Machinery and equipment                                 $  964,752
         Leasehold improvements                                     374,284
         Furniture and fixtures                                     192,911
         Computer and office equipment                              180,186
                                                                  ---------
                                                                  1,712,133

         Less: Accumulated depreciation and amortization           (538,031)
                                                                  ---------
         Property, plant and equipment, net                      $1,174,102
                                                                  =========

Depreciation charges were computed on a straight-line basis over the estimated useful lives of the assets, which ranges from four to seven years. Leasehold improvements were amortized on a straight-line basis over the lesser of the term of the lease or the useful lives of the assets, generally five years.

Accrued Expenses

Included in accrued expenses as of June 30, 1996 and 1995 is $21,596 and $237,096 of accrued interest due on the Convertible Notes (see Note 4).

Earnings (Loss) Per Share

Earnings  (loss) per share was  computed by dividing  the  Company's  net income
(loss) from discontinued operations and from extraordinary items by the weighted average number of common shares outstanding during the period. The impact of outstanding warrants and stock options has not been included in the calculation as such effect, if included, would be antidilutive for both fiscal 1996 and 1995.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards

During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier application is encouraged. It is the Company's policy to account for these assets at the lower of amortized cost or fair value. As part of an ongoing review of the valuation and amortization of such assets, management will assess the carrying value of such assets on a continuing basis. If this review indicates that the assets will not be recoverable as determined by a nondiscounted cash flow analysis over the remaining amortization period, the carrying value of these assets would be reduced to their estimated fair market values. The Company does not expect the impact of the adoption of this pronouncement to be material to its financial position or results of operations.

During October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS No. 123 also permits the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income (loss) and net income (loss) per common share in the notes to financial statements. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted on issuance. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The Company has not yet quantified the expected impact of the adoption of this pronouncement.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, including the presentation of all revenues and expenses of its prior business (see Note 2) as discontinued operations.

4.    PRIVATE PLACEMENT AND EXTINGUISHMENT OF RELATED DEBT:

Private Placement

On December 14, 1993, the Company consummated an initial closing of a private placement of its securities, selling 221.5 Units ("Units") at $25,125 per Unit, yielding gross proceeds to the Company of $5,565,187.50. On January 13, 1994, the Company consummated a second and final closing of its private placement, selling an additional 43 Units and yielding gross proceeds to the Company of $1,080,375. Accordingly, at the two closings, the Company sold an aggregate of
264.5 Units, derived total gross proceeds of $6,645,562.50 and derived net proceeds of $5,915,180.50.

Each Unit consisted of a $19,500 principal amount 10% Convertible Subordinated Promissory Note (the "Convertible Notes") due January 15, 1996, 2,500 shares of common stock and 1,667 Common Stock Purchase Warrants (the "Warrants") expiring January 15, 1996. The Convertible Notes are convertible into shares of common stock at a conversion price of $4.50 per share, which was reduced by their terms to $2.25 per share effective August 13, 1994. The Warrants are exercisable at $10.50 per share.

In connection with this private placement, on January 13, 1994, the Company issued to the Placement Agent five-year Warrants to purchase up to 26.45 Units at an exercise price of $30,150 per Unit ("Placement Agent Warrants"). Effective as of February 3, 1994, the Placement Agent Warrants were exchanged by the Placement Agent for warrants issued to its designees as follows: (a) warrants to purchase 66,225 shares at $2.70 per share; (b) warrants to purchase 114,617 shares at $5.40 per share; and (c) warrants to purchase 44,083 shares at $9.00 per share. The holders of the Placement Agent Warrants were granted both demand and "piggy-back" registration rights with respect to the common stock underlying the Placement Agent Warrants.

Extinguishment of Debt in Exchange Offer

Simultaneously with the closing of the sale of assets described in Note 2, the Company completed an exchange offer with certain holders of the Convertible Notes pursuant to which the holders of 258.5 Units, or $5,040,750 aggregate principal amount of Convertible Notes, tendered their Convertible Notes, in exchange for an aggregate of 594,550 shares of the Company's Common Stock and 517 shares of the Company's newly-authorized Series A Mandatory Redeemable Preferred Stock, at an exchange rate of 2,300 shares of the Company's Common Stock and two shares of Series A Mandatory Redeemable Preferred Stock for each $19,500 principal amount Convertible Note. The total amount of debt (including principal and accrued but unpaid interest) extinguished pursuant to the exchange aggregated $5,970,472. This amount, less the value of the common stock ($260,116) and the Series A Mandatory Redeemable Preferred Stock ($2,895,200) issued in the exchange offer, resulting in an extraordinary gain on extinguishment of debt in the amount of $2,815,156.

Issuance of Series A Preferred Stock in Exchange Offer

The Series A Preferred Stock described above has a liquidation preference of $5,600 per share, or $2,895,200 in the aggregate. The Company is obligated to redeem the Series A Preferred Stock one year from the date of issuance (June 27, 1997). If the Company does not effect a mandatory redemption within such one year period, the holders of a majority of the Series A Preferred Stock will have the right to demand liquidation of the Company and receive their liquidation preference. The Company has the right to call the Series A Preferred Stock for redemption at any time at the redemption price. Holders of the Series A Preferred Stock have no voting rights except the right to vote as a class with respect to (i) any sale of Company assets having a fair market value of $250,000 or more, alone or in the aggregate with all of the sales of the Company's assets, unless all of the net proceeds of such sale are applied to the payment of the redemption price of the Series A Preferred Stock; (ii) any amendments to the Company's Articles of Incorporation; and (iii) the issuance of any shares of the Company's capital stock (other than any issuance pursuant to outstanding rights or options) unless the Series A Preferred Stock will be redeemed in connection with the transaction pursuant to which such shares are to be issued. For all matters on which the holders of the Series A Preferred Stock are entitled to vote as a class, the affirmative vote of holders of a majority of the Series A Preferred Stock outstanding is required for approval of such matter. The Series A Preferred Stock has no right to dividends.

As described above, the holders of the Company's preferred stock have a liquidation preference of $5,600 per share, or $2,895,200 in the aggregate. The Company is obligated to redeem the preferred stock by June 27, 1997 at a redemption price equal to the liquidation preference. There is no assurance that the Company will not be required to apply all of its assets (due to recent decreases in the market value of the Company's investment in common stock of Parlux Fragrances, Inc.; see Note 3) to meet the redemption requirements, in which case the Company could have no assets. If the Company does not effect a mandatory redemption by June 27, 1997, the holders of a majority of the preferred stock will have the right to demand liquidation of the Company and receive this liquidation preference. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Contribution to Capital

In connection with the completion of the exchange offer described above, Richard Barrie, formerly President and a director of the Company (Note 5), contributed 377,400 shares of the Company's Common Stock owned by him to the capital of the Company. These shares resumed the status of authorized, but unissued, shares of the Company's Common Stock and were re-issued in the exchange offer to Convertible Noteholders.

5.   CHANGE IN MANAGEMENT:

In connection with the completion of the exchange offer, all of the officers and directors of the Company resigned and Charles D. Snead, Jr. and Stephen T. Meadow assumed their positions as directors of the Company, to which they were elected at a Special Meeting of Stockholders of the Company held on May 31, 1996. Simultaneously with the closing of the exchange offer described in Note 4, Mr. Snead was appointed President and Treasurer (and principal executive, accounting and financial officer) and Mr. Meadow was appointed Secretary of the Company.

6.    STOCK OPTION PLANS AND OUTSTANDING OPTIONS:

1988 Stock Option Plan

In November 1988, the Company adopted the 1988 Stock Option Plan ("1988 Stock Option Plan"). The 1988 Stock Option Plan provides for the granting of options to purchase up to 66,667 shares of common stock to the Company's employees, directors and consultants. Options under the 1988 Stock Option Plan may be incentive options which are intended to qualify under Section 422A of the Internal Revenue Code of 1986, as amended, and non-qualified stock options. The 1988 Stock Option Plan is administered by the Board of Directors, which determines the persons to whom options will be granted, the number to be granted and the specific terms of each option, including the vesting and exercisability thereof.

Options granted may not have terms exceeding ten years (five years for incentive stock options granted to a holder of 10% or more of the total voting power of common stock) and may not provide for an option exercise price of less than 100% of the fair market value (110% of the fair market value for incentive options granted to a holder of 10% or more of the total voting power of common stock) of the Company's common stock on the date of grant. Options are neither assignable nor transferable. The 1988 Stock Option Plan terminates in November 1998 unless terminated earlier by the Company's Board of Directors.

Transactions involving the 1988 Stock Option Plan are summarized as follows:

                                             For the Years Ended June 30,
                                             ----------------------------
                                                1996              1995
                                                ----              ----

Outstanding at beginning of period             19,333            36,000
   Granted                                       -                 -
   Exercised                                     -                 -
   Canceled                                      -              (16,667)
                                               ------            ------
Outstanding at end of period                   19,333            19,333
                                               ======            ======

   Exercisable ($0.75 - $1.125 per share)      19,333            17,666
                                               ======            ======

In connection with the change in management described in Note 5, all of the outstanding options issued pursuant to this plan expired in July 1996.

Non-Employee Director Compensation Plan

On September 20, 1993, the Company adopted the Non-Employee Director Compensation Plan, pursuant to which the Company granted to each of four directors ten-year options to purchase 15,000 shares of common stock at an exercise price of $2.25 per share (the closing price of the common stock on the Pacific Stock Exchange on the date of grant). The options are exercisable as follows: 33 1/3% immediately as of the grant of the option; 33 1/3% on and after the first anniversary of the grant; and the remaining 33 1/3% on and after the second anniversary. On April 17, 1995, the Company reduced the exercise price of these outstanding options to three of such directors (with respect to options to purchase an aggregate of 45,000 shares) to $1.4375 (the closing price of the common stock on the Pacific Stock Exchange on the date of the reduction). The exercise price of outstanding options to purchase the remaining 15,000 shares (which are held by a director who resigned in February 1995) was not reduced. On April 17, 1995, the Company also granted options to another director to purchase 15,000 shares of common stock at an exercise price of $1.4375. These options expired upon such director's resignation on August 28, 1995.

In connection with the change in management described in Note 5, all of the outstanding options issued pursuant to this plan expired in July 1996, except for options to purchase 15,000 shares at $2.25 per share held by a former director, who resigned in February 1995. The holder of these options was granted "piggy-back" registration rights with respect to the common stock underlying such options.

Other Employee Options

On April 17, 1995, the Company granted, outside of the 1988 Stock Option Plan and the Non-Employee Director Compensation Plan, to six employees ten-year options to purchase an aggregate of 65,000 shares of common stock at an exercise price of $1.4375. These options were exercisable as follows: 50% on and after the first anniversary of the grant, and the remaining 50% on and after the second anniversary. All of these options were voluntarily surrendered by the option holders in October 1995.

Effective June 28, 1996, the Company granted, outside of the 1988 Stock Option Plan and the Non-Employee Director Compensation Plan, to its two new directors and officers (Note 5) ten-year options to purchase, respectively, 30,000 and 10,000 shares of common stock at an exercise price of $.4375. These options are immediately exercisable, and "piggy-back" registration rights were granted to the option holders with respect to the common stock underlying such options.

7.    INCOME TAXES:

The Company is in an accumulated loss position for both financial reporting and income tax purposes. Historically, no federal tax benefit has been recorded due to the uncertainty of the Company's ability to realize benefits by generating taxable income in the future. The Company had a tax loss carryforward of approximately $6 million for financial reporting purposes and approximately $6.4 million for tax purposes at June 30, 1996. These carryforwards expire through 2011. Due to the change in control of the Company resulting from the Company's various equity transactions, certain restrictions exist as to the use of the net operating loss carryforwards to offset future taxable income.

Although the Company has significant net operating loss carryforwards available to offset future book and taxable income, due to the uncertainty as to the Company's future earnings and the annual restrictions which exist relating to the utilization of the tax operating loss carryforwards previously incurred, a full valuation allowance has been provided to offset any deferred tax assets which would arise.

8.    COMMITMENTS AND CONTINGENCIES:

Licensing Agreement

The Company had been engaged in license agreements with Mikhail Baryshnikov (the "Baryshnikov license") and Worldvision, a subsidiary of Spelling Entertainment, Inc. (the "Melrose license") which granted the Company the right to use the licenser's name or characters in the promotion of its production of its products. The Company paid royalties based on a percentage of net sales. Concurrent with the sale of assets (Notes 1 and 2), the Company is no longer a party to such license agreements.

Consulting Agreement

The Company has entered into consulting agreements with its two new principal officers (Note 5), pursuant to which they will receive annual compensation, ranging from $36,000 to $60,000 per year and from $18,000 to $24,000 per year, respectively, depending on time devoted to the affairs of the Company. Both of these consulting agreements are in effect until the next annual meeting of shareholders and until their respective successors are elected and qualified.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS; PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning Directors and Executive Officers

Name                         Age       Position
----                         ---       --------

Charles D. Snead, Jr.        64       President (and principal executive,
                                      financial and  accounting officer)
                                      and Director

Stephen T. Meadow            69       Secretary and Director


       Stephen T. Meadow has, since 1962, been an attorney in the private practice of law in Phoenix, Arizona, specializing in the fields of corporate and securities law.

       Charles D. Snead is an attorney and a business and mining consultant. From October 1991 through June 1994, Mr. Snead was Chairman of the Board of Siskon Gold Corporation, of which he has since continued to be a Director. Prior to October, 1991, he was Chairman, President and Chief Executive Officer of Callahan Mining Corporation, then located in Phoenix, Arizona.

       Directors hold office until the next annual meeting of the Company's stockholders and until their successors are elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Compliance with Section 16(a) of the Exchange Act

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Pacific Stock Exchange. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such forms furnished to it and representations that no other reports were required, the Company believes that all Section 16(a) reporting requirements were complied with during the fiscal year ended June 30, 1996, except that Richard and Lynn Barrie, formerly executive officers and directors of the Company, filed one report late that reflected Mr. Barrie's contribution to the capital of the Company of certain shares owned by him on June 28, 1996, and Ronald Stein, formerly an executive officer of the Company, filed one report late that reflected his receipt of shares of Common Stock in exchange for his Note pursuant to the Exchange Offer on June 28, 1996.

ITEM 10.       EXECUTIVE COMPENSATION

       The Company has no executive employees. Its two directors, who are also its only officers, perform their duties on a consulting basis and are paid consulting fees, in addition to reimbursement of reasonable expenses incurred in the performance of duties for the Company. Messrs. Snead and Meadow each receive consulting fees calculated at the rate of $75 per hour, with Mr. Snead receiving a minimum fee of $3,000 per month and a maximum fee of $5,000 and Mr. Meadow receiving a minimum fee of $1,500 per month and a maximum fee of $2,000 per month. Mr. Snead's consultancy arrangement commenced in March 1996 in connection with the Asset Sale. In fiscal 1996, Mr. Snead received consulting fees of $7,575. In addition, in March 1996, Messrs. Snead and Meadow were granted, effective upon the closing of the Asset Sale, ten-year options to purchase, respectively, 30,000 and 10,000 shares of Common Stock at an exercise price equal to the market price on the closing date of the Asset Sale (or $.4375 per share). These options are immediately exercisable and "piggyback" registration rights were granted to each of them with respect to the Common Stock underlying such options.

       Compensation for Former Executive. The following table sets forth information concerning compensation for fiscal 1996, 1995 and 1994 earned by or paid to the Company's former chief executive officer, Richard Barrie, the only executive officer whose compensation exceeded $100,000 in fiscal 1996:

-------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------
                                                  Annual Compensation
                                         --------------------------------------
                                                                Other Annual
        Name and                         Salary       Bonus     Compensation(1)
   Principal Occupation         Year       ($)         ($)           ($)
-------------------------------------------------------------------------------
Richard Barrie,                 1996     234,150       -0-          5,490
   President and                1995     227,950       -0-          1,922
   Chief Executive Officer      1994     198,125      16,000       66,500(2)
-------------------------------------------------------------------------------

(1) Mr. Barrie routinely received other benefits from the Company, the aggregate amounts of which during the years indicated did not exceed 10% of the salary and bonus set forth above.

(2) For fiscal 1996 and 1995 represents the imputed economic benefit to Mr. Barrie of premiums paid for a "split dollar" insurance policy (discussed below) insuring his life. For fiscal 1994, represents reimbursement for premiums paid on insurance policies insuring his life for the benefit of his family. In fiscal 1994 also represents reimbursement of $58,500 in personal relocation expenses.

Compensation Arrangements for Former Chief Executive Officer. Effective October 1, 1993, the Company entered into a three-year employment agreement with Richard Barrie pursuant to which he would be paid an annual salary of $180,000 per year, which increased to $225,000 effective December 15, 1994, with annual cost of living adjustments based upon the consumer price index. The agreement also provided for the Company to reimburse Mr. Barrie (up to $8,000 per year) for the cost of private life insurance through June 30, 1994. In August 1994 the Company purchased for Mr. Barrie a $6,000,000 "split dollar" insurance policy on his life, which provides a $3,000,000 "key man" death benefit payable to the Company and a $3,000,000 death benefit payable to Mr. Barrie's designated beneficiaries. The policy was structured to provide for repayment of the premiums to the Company upon the earlier of Mr. Barrie's death or attainment of the age of 67. The policy was further structured to provide Mr. Barrie with a retirement benefit from the cash surrender value of the policy. In connection with the Exchange Offer, this agreement was terminated upon Mr. Barrie's resignation on June 28, 1996.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               The following table sets forth certain information as of September 30, 1996 with respect to (i) those person or groups known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director, (iii) each former executive officer whose compensation exceeded $100,000 in fiscal 1996, and (iv) all current directors and officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 based upon information furnished by the persons listed or contained in filings made by them with the Securities Exchange Commission. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

                              Amount and Nature of
Beneficial Owner              Beneficial Ownership         Percent of Class
----------------              --------------------         ----------------

Stephen T. Meadow...................16,100(1)                      *

Charles D. Snead, Jr................30,000(2)                      *

Richard Barrie.....................104,823(3)                     2.3%

All Directors and Executive
Officers as a Group (2 persons).... 46,100(4)                      *

---------------------------------
*      Less than one percent.

(1) Includes 1,500 shares owned by Mr. Meadow's spouse and 10,000 shares issuable upon exercise of presently exercisable options.

(2) Includes 30,000 shares issuable upon the exercise of presently exercisable options.

(3) Includes 4,823 shares owned by Lynn Barrie, Mr. Barrie's wife, who possesses sole voting and investment power with respect to such shares.

(4) Includes an aggregate of 40,000 shares issuable upon exercise of presently exercisable options. See Notes (1) and (2).

                                     PART IV

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       In connection with the completion of the Exchange Offer, on June 28, 1996, Richard Barrie, formerly President and a director of the Company, contributed to the capital of the Company 377,400 shares of the Company's Common Stock owned by him.

       In the Exchange Offer, on June 28, 1996, Stephen T. Meadow, currently an officer and director of the Company, and a pension trust of which Ronald Stein, formerly an officer of the Company was the beneficiary, each tendered for exchange, respectively, Notes in the principal amount of $39,000 and $19,500. Pursuant to the terms of the Exchange Offer, they received, respectively, 4,600 and 2,300 shares of Common Stock and four and two shares of Preferred Stock.


ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

               (a)     Exhibits Filed

                       See Exhibit Index appearing later in this Report.

               (b)     Reports on Form 8-K

                       The Company filed a Report on Form 8-K, dated July 15, 1996, to report, among other things, an Acquisition or Disposition of Assets under Item 2 thereof occurring on June 28, 1996.

                                   SIGNATURES

               In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FBR CAPITAL CORPORATION
                                       (Registrant)


Dated:  October 11, 1996                By: /s/ Charles D. Snead, Jr.
                                           --------------------------------
                                           Charles D. Snead, Jr., President


               In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                       Title                      Date
----------                       -----                      ----


/s/ Stephen T. Meadow            Director                   October 11, 1996
----------------------------
Stephen T. Meadow



/s/ Charles D. Snead, Jr.        President (Principal
----------------------------     Executive Financial        October 11, 1996
Charles D. Snead, Jr.            and Accounting Officer)
                                 and Director

                                 EXHIBIT INDEX

Exhibit                                               By Reference     No. in
Number   Description                                 from Document     Document
------   -----------                                 --------------    --------
3.1      Registrant's Article of Incorporation            A             3.1

3.1.1    Registrant's Amendment to its Articles of        A             3.1.1
         Incorporation, dated November 7, 1988

3.1.2    Registrant's Amendment to its Articles of        B             3.1.2
         Incorporation, dated June 25, 1991

3.1.3    Registrant's Certificate of Reverse Stock        C             3.1.3
         Split, dated February 15, 1994

3.1.4    Registrant's Certificate of Designation of       D             3.1.4
         Series A Preferred Stock, dated June 27, 1996

3.1.5    Registrant's Amendment to Articles of            D             3.15
         Incorporation, dated June 25, 1996

3.2      Amended By-Laws of the Registrant                C             3.2

4.1      Registrant's Form of Common Stock                A             4.1
         Certificate

4.6      Registrant's Form of 10% Convertible             E             4.7
         Subordinated Promissory Note issued to
         purchasers of the Registrant's securities in a private placement of the Registrant's securities which closed on December 14, 1993 and January 13, 1994.

4.7      Registrant's Form of Warrant to purchase         E             4.8
         shares of Registrant's Common Stock at an exercise price of $.90 per share dated
         February 3, 1994.

4.7.1    Schedule of omitted documents in the form        E             4.8.1
         of Exhibit 4.7, including material detail in which such documents differ from Exhibit 4.7.

10.1     Registrant's 1988 Stock Option Plan              A            10.1

10.2     Stock Option Agreement, dated September          E            10.17
         20, 1993, between Registrant and Patrick
         McEnany.

10.2.1   Amendment to Stock Option Agreement,        [filed herewith]    --
         dated February 21, 1995, between
         Registrant and Patrick McEnany

10.3     Asset Purchase Agreement between the             F            10.17
         Company and Parlux Fragrances, Inc.,
         dated January 31, 1996

Exhibit                                               By Reference     No. in
Number   Description                                 from Document     Document
------   -----------                                 --------------    --------

10.4     Registration Rights Agreement between the        F            10.18
         Company and Parlux Fragrances, Inc.,
         dated June 28, 1996

27       Financial Data Schedule (6/30/96)           [filed herewith]    --


-------------------------------

A      Form S-18 Registration Statement No. 33-25704-NY.

B Form 10-K Annual Report of the Registrant for the fiscal year ended June 30, 1991.

C Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1994.

D      Form 8-K Current Report reporting event on June 28, 1996.

E Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended December 31, 1993.

F Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended December 31, 1995.