Form 10QSB
period 1996-09-30
FBR CAPITAL CORP /NV/
filed 1996-11-19
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  X    Quarterly  report  pursuant  to  Section  13 or  15(d)  of the Securities
-----  Exchange Act of 1934

       For the quarterly period ended September 30, 1996

       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

       For the transition period from _______________ to _______________

       Commission File number 1-10320
                             ---------

                             FBR Capital Corporation
                             -----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           Nevada                                                 13-3465289
           ------                                                 ----------
(State of Other Jurisdiction of                                (I.R.S. Employer
Incorporation of Organization)                               Identification No.)

           14988 North 78th Way, Suite 203, Scottsdale, Arizona 85260
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  (602)483-1466
           ----------------------------------------------------------
                 (Issuer's Telephone Number Including Area Code


--------------------------------------------------------------------------------
(Former  Name,  Former  Address  and  Former  Fiscal  Year,  if   Changed  Since
                                   Last Report



         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X    No
         -----    -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 13, 1996, Issuer had outstanding 4,648,205 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes          No  X
                                                   -----       -----

                            Page 1 of 11 Total Pages
                              Exhibit Index - None

PART 1.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                                 BALANCE SHEETS

                                                                                          September 30        June 30
ASSETS                                                                                        1996             1996
                                                                                              ----             ----
                                                                                           (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                              $    181,646    $      61,871
   Investment in U.S. Government Treasury Bills                                                399,559                -
   Investment in common stock of Parlux Fragrances, Inc.                                     1,757,500        3,746,250
   Receivable from acquiror of discontinued operations                                               -          750,000
   Other current assets                                                                         13,969            6,991
                                                                                          ------------    -------------

TOTAL ASSETS                                                                              $  2,352,674    $   4,565,112
                                                                                          ============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                                       $     31,137    $     121,789
   Accrued expenses                                                                             90,770          180,417
   Convertible notes payable                                                                   117,000          117,000
                                                                                          ------------    -------------

              Total current liabilities                                                        238,907          419,206
                                                                                          ------------    -------------

SERIES A REDEEMABLE PREFERRED STOCK:
   $.01 par value;
      529 shares authorized;
      517 shares issued and outstanding;
      at liquidation value of $5,600 per share                                               2,895,200        2,895,200
                                                                                          ------------    -------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value;
      10,000,000 shares authorized;
      no shares outstanding except 517 shares issued as
       Series A Redeemable Preferred Stock
   Common stock, $.005 par value;
      16,777,667 shares authorized;
      4,636,698 shares issued and outstanding                                                   23,183           23,183
   Additional paid-in capital                                                                7,241,768        7,241,768
   Accumulated deficit                                                                      (6,057,634)      (6,014,245)
   Unrealized loss on investment                                                            (1,988,750)               -
                                                                                          ------------    -------------

              Total stockholders' equity (deficit)                                            (781,433)       1,250,706
                                                                                          ------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $  2,352,674    $   4,565,112
                                                                                          ============    =============

      The accompanying notes are an integral part of these balance sheets.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                            STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                                                             1996              1995
                                                                                             ----              ----
Operating expenses                                                                       $    (43,248)     $           -
                                                                                         ------------      -------------

              Loss from operations                                                            (43,248)                 -
                                                                                         ------------      -------------

Other income (expense):
   Interest expense                                                                            (4,424)                 -
   Interest income                                                                              4,283                  -
                                                                                         ------------      -------------

              Other income (expense), net                                                        (141)                 -

Income from discontinued operations                                                                 -             43,154
                                                                                         ------------      -------------

   Net income (loss)                                                                     $    (43,389)     $      43,154
                                                                                         ============      =============

Earnings per common share and common share equivalents:
   Loss per share from continued operations                                              $       (.01)     $           -
   Income per share from discontinued operations                                                    -                .01
                                                                                         ------------      -------------

              Net earnings (loss) per share                                              $       (.01)     $         .01
                                                                                         ============      =============


Weighted average common share and common share
 equivalents outstanding                                                                    4,636,698          4,419,548
                                                                                         ============      =============

        The accompanying notes are an integral part of these statements.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                            STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                                                                  1996          1995
                                                                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                   $   (43,389)   $         -
                                                                                              -----------    -----------
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                                                                      -        124,229
      Discontinued operations                                                                           -         43,154
      (Increase) decrease in:
        Accounts receivable                                                                             -       (710,842)
        Inventories                                                                                     -        555,782
        Other assets                                                                               (6,978)      (412,785)
      Increase (decrease) in:
        Accounts payable and accrued expenses                                                    (180,299)       413,083
                                                                                              -----------    -----------

              Total adjustments                                                                  (187,277)        12,621
                                                                                              -----------    -----------

      Net cash used in continuing operations                                                     (187,277)       (30,533)
      Net cash provided by discontinued operations                                                      -         43,154
                                                                                              -----------    -----------

              Net cash provided by (used in) operating activities                                (187,277)        12,621
                                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Receipts of amount due from acquiror of discontinued operations                                750,000              -
   Investment in U.S. Government Treasury Bills                                                  (399,599)             -
   Purchase of property and equipment                                                                   -        (33,118)
                                                                                              -----------    ------------

              Net cash provided by (used in) investing activities                                 350,401        (33,118)
                                                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              181,646        (20,497)

CASH AND CASH EQUIVALENTS, beginning of period                                                     61,871        339,715
                                                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                                      $   581,205    $   319,218
                                                                                              ===========    ===========

        The accompanying notes are an integral part of these statements.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended September 30, 1996 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

Cash and Cash Equivalents and Investments

The Company's policy is to invest cash in excess of operating requirements in income-producing investments. Temporary cash investments are all highly liquid investments with maturity of three months or less when purchased and are considered to be cash equivalents for cash flow purposes. Investments in the common stock of Parlux Fragrances, Inc., and U.S. Government Treasury Bills are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

Investment in common stock of Parlux Fragrances, Inc., is classified as "available for sale". Changes in the market value are reflected in the stockholders' equity section of the Company's balance sheet under the caption "Unrealized loss on investment".

Earnings (Loss) Per Common Share

Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common share and common share equivalents outstanding during the period. Primary and fully diluted earnings per share are considered to be the same in all periods. The impact of outstanding warrants and stock options were not included in the calculation of net loss per share in 1996 and net income per share in 1995, as their inclusion would have an anti-dilutive effect on those results.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)




Income Taxes

The Company has a net operating loss carryforward of approximately $6,400,000 at September 30, 1996. Historically, no federal tax benefit has been recorded due to the uncertainty of the Company's ability to realize benefits by generating taxable income in the future. These carryforwards expire through fiscal year 2011. Due to a greater than 50% change in the ownership of the Company, as defined in the Internal Revenue Code, resulting from various equity offerings, certain restrictions exist as to the use of net operating loss carryforwards to offset future taxable income.

Although the Company has significant net operating loss carryforwards available to offset future taxable income, due to the uncertainty as to the Company's future earnings, a full valuation allowance has been provided to offset all deferred tax assets. No income taxes have been provided for either of the interim periods based on the Company's ability to utilize its net operating loss to offset taxable income, if any, during the periods.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Plan of Operations

On July 28, 1996, the Company sold to Parlux Fragrances, Inc. (Parlux) virtually all of the assets, properties and rights owned by the Company in connection with its business.

The Company has not conducted any operations since the Asset Sale. Accordingly, the results of its previous operations are not material. The reasons for the Asset Sale and the discontinuance of the Company's business were previously reported in the Company's Proxy Statement, dated April 22, 1996 and Form 10 KSB for the fiscal year ended June 30, 1996.

Upon the consummation of the Asset Sale and Exchange Offer and payment of certain expenses, the Company had approximately $630,000 in cash. Of that amount, approximately $56,000 was applied to discharge certain accounts payable, including legal, accounting and consulting fees for the fiscal year ended June 1996. On September 30, 1996, the Company had approximately $180,000 in cash and approximately $400,000 in U.S. Government Treasury Bills. The Company expects that it will earn approximately $20,000 from interest during the current fiscal year ending June 30, 1997.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)



Corporate and administrative expenses for the current fiscal year are expected to be approximately $165,000 including $82,000 in fees and expense reimbursement to the directors, $55,000 for accounting fees for audit and tax returns, $5,000 for office and telephone expenses, $20,000 for liability insurance and approximately $3,000 for miscellaneous expenses. Funds to pay the expenses are expected to be derived from interest income earned during the year and from the Company's cash on hand.


The Company has also begun to identify and conduct discussions with respect to a possible business combination with one or more entities interested in acquiring or being acquired by the Company. The Company is free to investigate businesses of essentially any kind or nature including but not limited to, finance, technology, manufacturing, service, research and development, healthcare, communications, insurance or transportation. While the Company has not chosen any particular area of business in which it may propose to engage and has not conducted any market studies with respect to any business, property or industry, the directors of the Company have considered the strengths and weaknesses of the Company and established certain initial criteria for its search. The Company will first seek a business combination with a company having a business or line of products with good prospects for future profits and growth. In view of the Company's small size and book value, the appropriate candidate is expected to be an emerging or developing company. Other priority candidates may be those desiring to become a public company and those which have an interest in acquiring the company's cash and net operating loss carryforwards.

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

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)



required to register or seek an exemption from such registration, the Company anticipates that it will sell, transfer or otherwise divest itself of its ownership thereof, redeem any outstanding Preferred Stock and make a determination as to whether to liquidate and distribute its assets or to continue to seek out viable business combinations.

The Company continues to hold the Parlux Stock and on September 30, 1996, it had approximately $180,000 in cash in banks and $400,000 in U.S. Government Treasury Bills maturing in February 1997. The Parlux Stock may be sold to the public pursuant to a currently effective Registration Statement under the Securities Act of 1933, covering those shares. Under the terms of the Company's outstanding Preferred Shares, however, no sale of the Company's assets having a fair market value of $250,000 or more, either alone or in the aggregate with all other sales of the Company assets, may be sold without the prior consent of the holders of a majority of the Preferred Stock unless the net proceeds of the sale are applied to the payment of the Redemption Price ($5,600 per share) of the Preferred
Stock. The aggregate Redemption Price of the 517 shares of Preferred Stock outstanding is $2,895,200 and the holders of the Preferred Stock have a liquidation preference in that amount. The Company is obligated to redeem all of the Preferred Stock by June 27, 1997. If such redemption is not effected, the holders of the majority of the Preferred Stock have the right to demand the liquidation of the Company and the application of its assets to satisfy their liquidation preference.

On June 28, 1996, the market value of the Parlux Stock was $10.125 per share, and the aggregate value would have been sufficient to pay the aggregate
Redemption Price. At that time, however, the Parlux Stock had not been registered for resale under the Securities Act if 1933 and, accordingly, transfer thereof was restricted. The Parlux Stock was registered on August 12, 1996, on which date the last sale price had declined to $7.625 per share. On September 30, 1996, the last sale price was $4.75 per share. On November 13, 1996, the last sale price was $4.50 per share. If, by June 27, 1997, the mandatory redemption date for the Preferred Shares, the market price of the Parlux Stock has not substantially recovered, or if some accommodation cannot be reached between the Company and the holders of the Preferred Stock, the Company will probably be required to pay substantially all of its cash, in addition to the proceeds of any sale of the Parlux Stock, to fulfill its obligation to pay the Redemption Price. Any significant reduction in the amount of its available cash will probably reduce the Company's value as an acquisition candidate for other businesses and the Company's opportunities to effect a favorable acquisition transaction will be substantially reduced.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)



The Company has cash  available to fund current  operations but will be required
to  raise  additional   capital  for  future   acquisitions  or  other  business
opportunities.

Subsequent Events

On January 13, 1994, the Company entered into a series of 10% convertible subordinated promissory notes due January 15, 1996 (the Convertible Notes), totalling $5,157,750. On June 30, 1996, simultaneously with the closing of the sale of virtually all of the assets, properties and rights owned by the Company in connection with its business to Parlux Fragrances, Inc. (the Asset Sale), the Company completed an exchange offer with certain holders of the Convertible Notes in the aggregate principal amount of $5,040,750. The remaining $117,000 of Convertible Notes, held by three note holders, is recorded as a current liability on the September 30, 1996, balance sheet.

On October 21, 1996, the Company completed extinguishment of $97,500 of Convertible Notes in exchange for an aggregate of $62,500 in cash, 11,500 shares of the Company's Common Stock, and five three-year Warrants (the Warrants) each to purchase up to 2,500 shares of the Company's Common Stock at $2 per share. The total amount of debt (including principal and accrued but unpaid interest) extinguished pursuant to the exchange aggregated $101,187. This amount, less the cash paid, value of the common stock and the Warrants issued in the exchange offer, will result in an extraordinary gain on the extinguishment of debt in the amount of $34,547.

The Company believes that the remaining holder of the last Convertible Note, in the principal amount of $19,500, will also accept a settlement of the Company's obligations on terms not requiring the full cash payment of the amount due on the Convertible Note. Funds for this settlement are expected to come from the Company's cash on hand.

Forward-Looking Statements

Certain information contained in third Quarterly Report on Form 10-QSB, including, without limitation, information appearing under Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934).  Factors  set forth in the  Company's  Annual  Report on Form 10K for the fiscal  year  ended  June  30,  1996,  under  Item  1,  "Business"  and  Item  6
"Management's Discussion and Analysis of Financial Condition and Results of Operations" together with other

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)



factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-QSB.

PART 2.       OTHER INFORMATION
ITEM 2.       CHANGES IN SECURITIES

        (c) See Management's Discussions and Analysis of Financial Condition and Plan of Operations - Subsequent Events with respect to issuance of common stock and warrants in exchange for certain convertible notes.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits filed:
              Exhibit Number 4.8 - Registrant's form of warrant to purchase shares of Registrant's common stock at an exercise price of $2.00 per common share.

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FBR CAPITAL CORPORATION

                                          (Registrant)
Dated:  November 19, 1996
                                          By: /s/ Charles D. Snead, Jr.
                                          -----------------------------
                                            Charles D. Snead, Jr., President



        In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                Title                                Date
----------                -----                                ----




/s/ Stephen T. Meadow     Director                             November 19, 1996
---------------------
Stephen T. Meadow




/s/ Charles D. Snead, Jr.     President (Principal Executive   November 19, 1996
    ---------------------     Financial and Accounting
    Charles D. Snead, Jr.     Officer) and Director