Form 10QSB/A
period 1996-09-30
FBR CAPITAL CORP /NV/
filed 1997-01-17
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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


         This amendment is being filed to correct typographical errors in the Statements of Cash Flows for the three months ended September 30, 1996 and 1995 included in Part 1, Item 1.

                             Page 1 of 7 Total Pages
                              Exhibit Index - None

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

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                            STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                                                                  1996          1995
                                                                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                   $   (43,389)   $         -
                                                                                              -----------    -----------
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                                                                      -        124,229
      Discontinued operations                                                                           -         43,154
      (Increase) decrease in:
        Accounts receivable                                                                             -       (710,842)
        Inventories                                                                                     -        555,782
        Other assets                                                                               (6,978)      (412,785)
      Increase (decrease) in:
        Accounts payable and accrued expenses                                                    (180,299)       413,083
                                                                                              -----------    -----------

              Total adjustments                                                                  (187,277)        12,621
                                                                                              -----------    -----------

      Net cash used in continuing operations                                                     (230,666)       (30,533)
      Net cash provided by discontinued operations                                                      -         43,154
                                                                                              -----------    -----------

              Net cash provided by (used in) operating activities                                (230,666)        12,621
                                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Receipts of amount due from acquiror of discontinued operations                                750,000              -
   Investment in U.S. Government Treasury Bills                                                  (399,559)             -
   Purchase of property and equipment                                                                   -        (33,118)
                                                                                              -----------    ------------

              Net cash provided by (used in) investing activities                                 350,441        (33,118)
                                                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              119,775        (20,497)

CASH AND CASH EQUIVALENTS, beginning of period                                                     61,871        339,715
                                                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                                      $   181,646    $   319,218
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

                                          FBR CAPITAL CORPORATION

                                          (Registrant)
Dated:  January 17, 1997
                                          By: /s/ Charles D. Snead, Jr.
                                          -----------------------------
                                            Charles D. Snead, Jr., President