Form 10QSB
period 1996-12-31
FBR CAPITAL CORP /NV/
filed 1997-02-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   X     Quarterly  report  pursuant  to  Section  13 or 15(d) of the Securities
-------- Exchange Act  of 1934

         For the quarterly period ended December 31, 1996
                                       ------------------

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to _______________

         Commission File number 1-10320
                               ---------

                             FBR Capital Corporation
                             -----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Nevada                                                 13-3465289
------------------------------                               -------------------
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

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 12, 1997, Issuer had outstanding 4,648,205 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes        No  X
                                                   -----     -----


                            Page 1 of 12 Total Pages
                              Exhibit Index - None

PART 1.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                                 BALANCE SHEETS
                                DECEMBER 31, 1996

                                                                                           December 31        June 30
ASSETS                                                                                        1996             1996
                                                                                              ----             ----
                                                                                           (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                              $     43,533    $      61,871
   Investment in U.S. Government Treasury Bills                                                399,559                -
   Investment in common stock of Parlux Fragrances, Inc.                                     1,526,250        3,746,250
   Receivable from acquiror of discontinued operations                                               -          750,000
   Other current assets                                                                         15,229            6,991
                                                                                          ------------    -------------

TOTAL ASSETS                                                                              $  1,984,571    $   4,565,112
                                                                                          ============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                                       $      6,577    $     121,789
   Accrued expenses                                                                             52,824          180,417
   Convertible notes payable                                                                    19,500          117,000
                                                                                          ------------    -------------

              Total current liabilities                                                         78,901          419,206
                                                                                          ------------    -------------

SERIES A REDEEMABLE PREFERRED STOCK:
   $.01 par value;
      529 shares authorized;
      517 shares issued and outstanding;
      at liquidation value of $5,600 per share                                               2,895,200        2,895,200
                                                                                          ------------    -------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value;
      10,000,000 shares authorized;
      no shares outstanding except 517 shares issued as
       Series A Redeemable Preferred Stock                                                           -                -
   Common stock, $.005 par value;
      16,777,667 shares authorized;
      4,648,205 shares issued and outstanding                                                   23,241           23,183
   Additional paid-in capital                                                                7,245,850        7,241,768
   Accumulated deficit                                                                      (6,038,621)      (6,014,245)
   Unrealized loss on investment                                                            (2,220,000)               -
                                                                                          ------------    -------------

              Total stockholders' equity (deficit)                                            (989,530)       1,250,706
                                                                                          ------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $  1,984,571    $   4,565,112
                                                                                          ============    =============

      The accompanying notes are an integral part of these balance sheets.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                            STATEMENTS OF OPERATIONS
                       SIX MONTHS ENDED DECEMBER 31, 1996
                                   (Unaudited)

                                                                                              1996              1995
                                                                                              ----              ----

Operating expenses                                                                        $   (82,467)       $         -
                                                                                          -----------        -----------

              Loss from operations                                                            (82,467)                 -
                                                                                          -----------        -----------

Other income (expense):
   Interest expense                                                                            (6,002)                 -
   Gain on extinguishment of debt                                                              53,385                  -
   Interest income                                                                             10,708                  -
                                                                                          -----------        -----------

              Other income (expense), net                                                      58,091                  -

Loss from discontinued operations                                                                   -           (737,007)
                                                                                          -----------        -----------

   Net loss                                                                               $   (24,376)       $  (737,007)
                                                                                          ===========        ===========

Earnings per common share and common share equivalents:
   Loss per share from continuing operations                                              $      (.01)       $         -
   Loss per share from discontinued operations                                                      -               (.17)
                                                                                          -----------        -----------

              Net loss per share                                                          $      (.01)       $      (.17)
                                                                                          ===========        ===========


Weighted average common share and common share
 equivalents outstanding                                                                    4,648,205          4,419,548
                                                                                          ===========        ===========

        The accompanying notes are an integral part of these statements.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                            STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED DECEMBER 31, 1996
                                   (Unaudited)

                                                                                              1996              1995
                                                                                              ----              ----
Operating expenses                                                                        $   (39,218)       $         -
                                                                                          -----------        -----------

              Loss from operations                                                            (39,218)                 -
                                                                                          -----------        -----------

Other income (expense):
   Interest expense                                                                            (1,579)                 -
   Gain on extinguishment of debt                                                              53,385                  -
   Interest income                                                                              6,425
                                                                                          -----------        -----------

              Other income (expense), net                                                      58,231                  -

Loss from discontinued operations                                                                   -           (780,161)
                                                                                          -----------        -----------

   Net income (loss)                                                                      $    19,013        $  (780,161)
                                                                                          ===========        ===========

Earnings per common share and common share equivalents:
   Income per share from continuing operations                                            $         -        $         -
   Loss per share from discontinued operations                                                      -               (.18)
                                                                                          -----------        -----------

              Net income (loss) per share                                                 $         -        $      (.18)
                                                                                          ===========        ===========


Weighted average common share and common share
 equivalents outstanding                                                                    4,648,205          4,419,548
                                                                                          ===========        ===========

        The accompanying notes are an integral part of these statements.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                            STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED DECEMBER 31, 1996
                                   (Unaudited)

                                                                                                  1996          1995
                                                                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                   $   (24,376)   $         -
                                                                                              -----------    -----------
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                                                                      -        248,385
      Discontinued operations                                                                           -       (737,007)
      Gain on extinguishment of debt                                                              (53,385)             -
      (Increase) decrease in:
        Accounts receivable                                                                             -        249,041
        Inventories                                                                                     -        415,991
        Other assets                                                                               (8,238)       154,071
      Increase (decrease) in:
        Accounts payable and accrued expenses                                                    (220,280)      (165,171)
                                                                                              -----------    -----------

              Total adjustments                                                                  (281,903)       165,310
                                                                                              -----------    -----------

      Net cash provided by (used in) continuing operations                                       (306,279)       902,317
      Net cash used in discontinued operations                                                          -       (737,007)
                                                                                              -----------    -----------

              Net cash provided by (used in) operating activities                                (306,279)       165,310
                                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Receipt of amount due from acquiror of discontinued operations                                 750,000              -
   Investment in U.S. Government Treasury Bills                                                  (399,559)             -
   Purchase of property and equipment                                                                   -        (39,011)
                                                                                              -----------    ------------

              Net cash provided by (used in) investing activities                                 350,441        (39,011)
                                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of convertible notes payable                                                         (62,500)             -
                                                                                              -----------    -----------

              Net cash used in financing activities                                               (62,500)             -
                                                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (18,338)       126,299

CASH AND CASH EQUIVALENTS, beginning of period                                                     61,871        339,715
                                                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                                      $    43,533    $   466,014
                                                                                              ===========    ===========

Non-cash financing activities:

   On October 21, 1996, the Company completed extinguishment of $97,500 of Convertible Notes in exchange for an aggregate of $62,500 in cash, 11,500 shares of the Company's Common Stock, and five three-year Warrants (the Warrants) each to purchase up to 2,500 shares of the Company's Common Stock at $2 per share. The total amount of debt (including principal and accrued but unpaid interest of $22,525) extinguished pursuant to the exchange aggregated $120,025. This amount, less the cash paid, value of the common stock and the Warrants issued in the exchange offer, resulted in an extraordinary gain on the extinguishment of debt in the amount of $53,385.

        The accompanying notes are an integral part of these statements.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1996
                                   (Unaudited)



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six month and three month periods ended December 31, 1996 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

Cash and Cash Equivalents and Investments

The Company's policy is to invest cash in excess of expenditure requirements in income-producing investments. Temporary cash investments are all highly liquid investments with maturity of three months or less when purchased and are considered to be cash equivalents for cash flow purposes. Investments in the common stock of Parlux Fragrances, Inc. and U.S. Government Treasury Bills are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

The Company's investment in common stock of Parlux Fragrances, Inc. is classified as "available for sale". Changes in the market value are reflected in the stockholders' equity section of the Company's balance sheet under the caption "Unrealized loss on investment".

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

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1996
                                   (Unaudited)




Income Taxes

The Company has a net operating loss carryforward of approximately $6,300,000 at December 31, 1996. Historically, no federal tax benefit has been recorded due to the uncertainty of the Company's ability to realize benefits by generating taxable income in the future. These carryforwards expire through fiscal year 2011. Due to a greater than 50% change in the ownership of the Company, as defined in the Internal Revenue Code, resulting from various equity offerings, certain restrictions exist as to the use of net operating loss carryforwards to offset future taxable income.

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

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Plan of Operations

On July 28, 1996, the Company sold to Parlux Fragrances, Inc. (Parlux) virtually all of the assets, properties and rights owned by the Company in connection with its business (the "Asset Sale").

The Company has not conducted any operations since the Asset Sale. Accordingly, the results of its previous operations are not material. The reasons for the Asset Sale and the discontinuance of the Company's business were previously reported in the Company's Proxy Statement, dated April 22, 1996 and Form 10 KSB for the fiscal year ended June 30, 1996.

Upon the consummation of the Asset Sale and Exchange Offer and payment of certain expenses, the Company had approximately $630,000 in cash. Of that amount, approximately $56,000 was applied to discharge certain accounts payable, including legal, accounting and consulting fees for the fiscal year ended June 30, 1996. On December 31, 1996, the Company had approximately $43,000 in cash and approximately $400,000 in U.S. Government Treasury Bills. The Company expects that it will earn approximately $20,000 from interest during the current fiscal year ending June 30, 1997.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1996
                                   (Unaudited)




Corporate and administrative expenses for the current fiscal year are expected to be approximately $130,000 including $82,000 in fees and expense reimbursement to the directors, $18,000 for accounting fees for audit and tax returns, $3,000 for office and telephone expenses, $17,000 for liability insurance, $6,000 for stock transfer services and approximately $4,000 for miscellaneous expenses. Expenditures for liability insurance are primarily to cover exposure that may arise from products previously sold by the Company that are still in the market. Administrative expense relates primarily to resolution of matters arising from the Company's prior business. Funds to pay the expenses are expected to be derived from interest income earned during the year and from the Company's cash on hand.


The Company has been identifying and conducting discussions with respect to a possible business combination with one or more entities interested in acquiring or being acquired by the Company. The Company is free to investigate businesses of essentially any kind or nature including but not limited to, finance, technology, manufacturing, service, research and development, healthcare, communications, insurance or transportation. While the Company has not chosen any particular area of business in which it may propose to engage and has not conducted any market studies with respect to any business, property or industry, the directors of the Company have considered the strengths and weaknesses of the Company and established certain initial criteria for its search. The Company will first seek a business combination with a company having a business or line of products with good prospects for future profits and growth. In view of the Company's small size and book value, the appropriate candidate is expected to be an emerging or developing company. Other priority candidates may be those desiring to become a public company and those which have an interest in acquiring the company's cash and net operating loss carryforwards.

A number of companies have been identified which appear to meet the criteria set forth above and discussions have been held with several of them. There is no assurance of the availability, viability or success of any acquisition or the results of operations of the Company in connection with any acquisition or business venture. Even if a suitable candidate for a business combination is found and negotiations are successfully completed, there is no assurance of successful operations after the combination has been effected or that existing stockholders of the Company will not suffer substantial dilution of their equity position, either upon the business combination itself or upon the completion of any additional financing which may be necessary.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1996
                                   (Unaudited)



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

The Company continues to hold the Parlux Stock and on December 31, 1996, had approximately $43,000 in cash in banks and $400,000 in U.S. Government Treasury Bills maturing in February 1997. The Parlux Stock may be sold to the public pursuant to a currently effective Registration Statement under the Securities Act of 1933, covering those shares. Under the terms of the Company's outstanding Preferred Shares, however, no sale of the Company's assets having a fair market value of $250,000 or more, either alone or in the aggregate with all other sales of the Company assets, may be sold without the prior consent of the holders of a majority of the Preferred Stock unless the net proceeds of the sale are applied to the payment of the Redemption Price ($5,600 per share) of the Preferred
Stock. The aggregate Redemption Price of the 517 shares of Preferred Stock outstanding is $2,895,200 and the holders of the Preferred Stock have a liquidation preference in that amount. The Company is obligated to redeem all of the Preferred Stock by June 27, 1997. If such redemption is not effected, the holders of the majority of the Preferred Stock have the right to demand the liquidation of the Company and the application of its assets to satisfy their liquidation preference.

On June 28, 1996, the market value of the Parlux Stock was $10.125 per share, and the aggregate value would have been sufficient to pay the aggregate
Redemption Price. At that time, however, the Parlux Stock had not been registered for resale under the Securities Act if 1933 and, accordingly, transfer thereof was restricted. The Parlux Stock was registered on August 12, 1996, on which date the last sale price had declined to $7.625 per share. On December 31, 1996, the last sale price was $4.125 per share. On February 12, 1997, the last sale price was $3.50 per share. If, by June 27, 1997, the mandatory redemption date for the Preferred Shares, the market price of the Parlux Stock has not substantially recovered, or if some accommodation cannot be reached between the Company and the holders of the Preferred Stock, the Company will probably be required to pay substantially all of its cash, in addition to the proceeds of any sale of the Parlux Stock, to fulfill its obligation to pay the Redemption Price. Any significant reduction in the amount of its available cash will probably

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1996
                                   (Unaudited)



reduce the Company's value as an acquisition candidate for other businesses and the Company's opportunities to effect a favorable acquisition transaction will be substantially reduced.

The Company has cash available to fund current expenditures but will be required
to  raise  additional   capital  for  future   acquisitions  or  other  business
opportunities.

On January 13, 1994, the Company entered into a series of 10% convertible subordinated promissory notes due January 15, 1996 (the Convertible Notes), totalling $5,157,750. On June 30, 1996, simultaneously with the closing of the Asset Sale, the Company completed an exchange offer with certain holders of the Convertible Notes in the aggregate principal amount of $5,040,750. The remaining $117,000 of Convertible Notes, held by three note holders, were recorded as a current liability on the September 30, 1996 and June 30, 1996, balance sheets.

On October 21, 1996, the Company completed extinguishment of $97,500 of Convertible Notes in exchange for an aggregate of $62,500 in cash, 11,500 shares of the Company's Common Stock (market value of $.36 per share), and five three-year Warrants (the Warrants) each to purchase up to 2,500 shares of the Company's Common Stock at $2 per share. The total amount of debt (including principal and accrued but unpaid interest of $22,525) extinguished pursuant to the exchange aggregated $120,025. This amount, less the cash paid, value of the common stock and the Warrants issued in the exchange offer, resulted in an extraordinary gain on the extinguishment of debt in the amount of $53,385.

The Company believes that the remaining holder of the last Convertible Note, in the principal amount of $19,500, will also accept a settlement of the Company's obligations on terms not requiring the full cash payment of the amount due on the Convertible Note. Funds for this settlement are expected to come from the Company's cash on hand.

During November 1996, the Company received a request for payment of claimed amounts totaling approximately $137,000 purported to be owed to Muelhens GMBH with whom the Company had a distribution agreement from December 1993 to June 30, 1995. As set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, distribution agreements with Muelhens GMBH and affiliated parties were terminated effective June 30, 1995 on a basis that relieved the Company of obligations to Muelhens - affiliated companies. The Company is attempting to determine whether the claimed amounts were included in the numerous transactions resolved in the termination arrangements in June 1995.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1996
                                   (Unaudited)



The Company is not presently able to determine whether this request for payment is valid and what amount, if any, may be due and owing thereon.

Forward-Looking Statements

Certain information contained in third Quarterly Report on Form 10-QSB, including, without limitation, information appearing under Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934).  Factors  set forth in the  Company's  Annual  Report on Form 10K for the fiscal  year  ended  June  30,  1996,  under  Item  1,  "Business"  and  Item  6
"Management's Discussion and Analysis of Financial Condition and Results of Operations" together with other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-QSB.

PART 2.       OTHER INFORMATION
ITEM 2.       CHANGES IN SECURITIES

        (c) See Management's Discussions and Analysis of Financial Condition and Plan of Operations with respect to issuance of common stock and warrants in exchange for certain convertible notes.

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FBR CAPITAL CORPORATION

                                            (Registrant)
   Dated:  February 12, 1997
                                            By: /s/ Charles D. Snead, Jr.
                                              -----------------------------
                                                Charles D. Snead, Jr., President
                                      -12-