Form 10QSB
period 1997-03-31
FBR CAPITAL CORP /NV/
filed 1997-05-15
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   X     Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
-------  Exchange Act of 1934

         For the quarterly period ended March 31, 1997

         Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934

         For the transition period from _______________ to _______________

         Commission File number 1-10320
                                -------

                             FBR Capital Corporation
                             -----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           Nevada                                           13-3465289
-------------------------------                           ----------------
(State of Other Jurisdiction of                           (I.R.S. Employer
Incorporation of Organization)                            Identification No.)

           14988 North 78th Way, Suite 203, Scottsdale, Arizona 85260
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  (602)483-1466
                 ----------------------------------------------
                 (Issuer's Telephone Number Including Area Code


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)



         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      Yes   X           No
               ----             ----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 13, 1997, Issuer had outstanding 4,648,205 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes          No   X
                                                    ----         ----

                            Page 1 of 12 Total Pages
                              Exhibit Index - None

PART 1.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                                 BALANCE SHEETS

                                                                 March 31          June 30
ASSETS                                                             1997             1996
                                                                   ----             ----
                                                                (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                   $     35,322    $      61,871
   Investment in U.S. Government Treasury Bills                     380,339                -
   Investment in common stock of Parlux Fragrances, Inc.            901,875        3,746,250
   Receivable from acquiror of discontinued operations                    -          750,000
   Other current assets                                              27,847            6,991
                                                               ------------    -------------

TOTAL ASSETS                                                   $  1,345,383    $   4,565,112
                                                               ============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                            $     22,881    $     121,789
   Accrued expenses                                                  48,545          180,417
   Convertible notes payable                                         19,500          117,000
                                                               ------------    -------------

              Total current liabilities                              90,926          419,206
                                                               ------------    -------------

SERIES A REDEEMABLE PREFERRED STOCK:
   $.01 par value;
      529 shares authorized;
      517 shares issued and outstanding;
      at liquidation value of $5,600 per share                    2,895,200        2,895,200
                                                               ------------    -------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value;
      10,000,000 shares authorized;
      no shares outstanding except 517 shares issued as
       Series A Redeemable Preferred Stock                                -                -
   Common stock, $.005 par value;
      16,777,667 shares authorized;
      4,648,205 and 4,419,548 shares issued and outstanding          23,241           23,183
   Additional paid-in capital                                     7,245,850        7,241,768
   Accumulated deficit                                           (6,065,459)      (6,014,245)
   Unrealized loss on investment                                 (2,844,375)               -
                                                               ------------    -------------

              Total stockholders' equity (deficit)               (1,640,743)       1,250,706
                                                               ------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $  1,345,383    $   4,565,112
                                                               ============    =============

      The accompanying notes are an integral part of these balance sheets.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                            STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                               1997            1996
                                                               ----            ----
Operating expenses                                          $ (129,135)   $            -
                                                            ----------    --------------

              Loss from operations                            (129,135)                -
                                                            ----------    --------------

Other income (expense):
   Other income                                                 15,018                 -
   Interest expense                                             (6,723)                -
   Gain on extinguishment of debt                               53,385                 -
   Interest income                                              16,241                 -
                                                            ----------    --------------

              Other income (expense), net                       77,921                 -

Loss from discontinued operations                                    -        (3,059,738)
                                                            ----------    --------------

   Net loss                                                 $  (51,214)   $   (3,059,738)
                                                            ==========    ==============

Earnings per common share and common share equivalents:
   Loss per share from continuing operations                $     (.01)   $            -
   Loss per share from discontinued operations                       -              (.69)
                                                            ----------    --------------

              Net loss per share                            $     (.01)   $         (.69)
                                                            ==========    ==============


Weighted average common share and common share
 equivalents outstanding                                     4,648,205         4,419,548
                                                            ==========    ==============

        The accompanying notes are an integral part of these statements.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                 1997            1996
                                                                 ----            ----
Operating expenses                                            $  (46,668)   $            -
                                                              ----------    --------------

              Loss from operations                               (46,668)                -
                                                              ----------    --------------

Other income (expense):
   Interest expense                                                 (721)                -
   Other income                                                   15,018                 -
   Interest income                                                 5,533
                                                              ----------    --------------

              Other income (expense), net                         19,830                 -

Loss from discontinued operations                                      -        (2,322,731)
                                                              ----------    --------------

   Net income (loss)                                          $  (26,838)   $   (2,322,731)
                                                              ==========    ==============

Earnings per common share and common share equivalents:
   Income per share from continuing operations                $        -    $            -
   Loss per share from discontinued operations                         -              (.53)
                                                              ----------    --------------

              Net income (loss) per share                     $        -    $         (.53)
                                                              ==========    ==============


Weighted average common share and common share
 equivalents outstanding                                       4,648,205         4,419,548
                                                              ==========    ==============

        The accompanying notes are an integral part of these statements.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                          1997            1996
                                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $  (51,214)   $            -
                                                                       ----------    --------------
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                                              -           340,872
      Discontinued operations                                                   -        (3,059,738)
      Gain on extinguishment of debt                                      (53,385)                -
      (Increase) decrease in:
        Accounts receivable                                                     -           650,644
        Inventories                                                             -           253,024
        Other assets                                                      (20,856)        1,881,399
      Increase (decrease) in:
        Accounts payable and accrued expenses                            (208,255)          137,746
                                                                       ----------    --------------

              Total adjustments                                          (282,496)          203,947
                                                                       ----------    --------------

      Net cash provided by (used in) continuing operations               (333,710)        3,263,685
      Net cash used in discontinued operations                                  -        (3,059,738)
                                                                       ----------    --------------

              Net cash provided by (used in) operating activities        (333,710)          203,947
                                                                       ----------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Receipt of amount due from acquiror of discontinued operations         750,000                 -
   Investment in U.S. Government Treasury Bills, net                     (380,339)                -
   Purchase of property and equipment                                           -           (48,393)
                                                                       ----------    ---------------

              Net cash provided by (used in) investing activities         369,661           (48,393)
                                                                       ----------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of convertible notes payable                                 (62,500)                -
                                                                       ----------    --------------

              Net cash used in financing activities                       (62,500)                -
                                                                       ----------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (26,549)          155,554

CASH AND CASH EQUIVALENTS, beginning of period                             61,871           339,715
                                                                       ----------    --------------

CASH AND CASH EQUIVALENTS, end of period                               $   35,322    $      495,269
                                                                       ==========    ==============

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

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine month and three month periods ended March 31, 1997 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

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

Earnings (Loss) Per Common Share

Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common share and common share equivalents outstanding during the period. Primary and fully diluted earnings per share are considered to be the same in all periods. The impact of outstanding warrants and stock options were not included in the calculation of net loss per share in 1997 and 1996, as their inclusion would have an anti-dilutive effect on those results.

Income Taxes

The Company has a net operating loss carryforward of approximately $6,300,000 at March 31, 1997. Historically, no federal tax benefit has been recorded due to the uncertainty of the Company's ability to realize benefits by generating taxable income in the future. These carryforwards expire through fiscal year 2012. Due to a greater than 50% change in the ownership of the Company, as defined in the

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)



Internal  Revenue  Code,  resulting  from  various  equity  offerings,   certain
restrictions exist as to the use of net operating loss carryforwards to offset future taxable income.

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

Upon the consummation of the Asset Sale and Exchange Offer and payment of certain expenses, the Company had approximately $630,000 in cash. Of that amount, approximately $56,000 was applied to discharge certain accounts payable, including legal, accounting and consulting fees for the fiscal year ended June 30, 1996. On March 31, 1997, the Company had approximately $35,000 in cash and approximately $380,000 in U.S. Government Treasury Bills. The Company expects that it will earn approximately $20,000 from interest during the current fiscal year ending June 30, 1997.

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

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)




The Company has been seeking to identify a possible business combination with one or more entities interested in acquiring or being acquired by the Company. The Company is free to investigate businesses of essentially any kind or nature including but not limited to, finance, technology, manufacturing, service, research and development, healthcare, communications, insurance or transportation. While the Company has not chosen any particular area of business in which it may propose to engage and has not conducted any market studies with respect to any business, property or industry, the directors of the Company have considered the strengths and weaknesses of the Company and established certain initial criteria for its search. The Company will first seek a business combination with a company having a business or line of products which in the business judgment of the Board of Directors has good prospects for future profits and growth. In view of the Company's small size and book value, the appropriate candidate is expected to be an emerging or developing company. Other priority candidates may be those desiring to become a public company and those which have an interest in acquiring the company's cash and net operating loss carryforwards.

A number of companies have been identified which in the judgment of the Board of Directors could meet the criteria set forth above and discussions have been held with several of them. There is no assurance of the availability, viability or success of any acquisition or the results of operations of the Company in connection with any acquisition or business venture. Even if a suitable candidate for a business combination is found and negotiations are successfully completed, there is no assurance of successful operations after the combination has been effected or that existing stockholders of the Company will not suffer substantial dilution of their equity position, either upon the business combination itself or upon the completion of any additional financing which may be necessary.

The Company does not believe that it is an investment company required to register as such under the Investment Company Act of 1940, as amended. If the Company has not concluded a business combination before June 28, 1997, that is, one year after the Asset Sale, and if, because of its continued ownership of the Parlux Stock or other securities, it would be required to register or seek an exemption from such registration, the Company anticipates that it will sell, transfer or otherwise divest itself of its ownership thereof, redeem any outstanding Preferred Stock and make a determination as to whether to liquidate and distribute its assets or to continue to seek out viable business combinations. See Page 10 for information about an exchange offer relative to Parlux stock owned by the Company.

The Company continues to hold the Parlux Stock and on March 31, 1997, had approximately $35,000 in cash in banks and approximately $380,000 in U.S. Government Treasury Bills maturing in August 1997. The Parlux Stock may be sold to the public pursuant to a currently effective Registration Statement under the Securities Act of 1933, covering those shares. Under the terms of the Company's outstanding Preferred Shares, however, no sale of the Company's assets having a fair market value of $250,000 or more, either alone or in the aggregate with all other sales of the Company assets, may be sold without the prior consent of the holders of a majority of the Preferred Stock unless the net

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)



proceeds of the sale are applied to the payment of the Redemption Price ($5,600 per share) of the Preferred Stock. The aggregate Redemption Price of the 517 shares of Preferred Stock outstanding is $2,895,200 and the holders of the Preferred Stock have a liquidation preference in that amount. The Company is obligated to redeem all of the Preferred Stock by June 27, 1997. If such redemption is not effected, the holders of the majority of the Preferred Stock have the right to demand the liquidation of the Company and the application of its assets to satisfy their liquidation preference.

On June 28, 1996, the market value of the Parlux Stock was $10.125 per share, and the aggregate value would have been sufficient to pay the aggregate
Redemption Price. At that time, however, the Parlux Stock had not been registered for resale under the Securities Act of 1933 and, accordingly, transfer thereof was restricted. The Parlux Stock was registered on August 12, 1996, on which date the last sale price had declined to $7.625 per share. On March 31, 1997, the last sale price was $2.4375 per share. On May 13, 1997, the last sale price was $3.125 per share. If, by June 27, 1997, the mandatory redemption date for the Preferred Shares, the market price of the Parlux Stock has not substantially recovered, or if some accommodation cannot be reached between the Company and the holders of the Preferred Stock, the Company will probably be required to pay substantially all of its cash, in addition to the proceeds of any sale of the Parlux Stock, to fulfill its obligation to pay the Redemption Price. Any significant reduction in the amount of its available cash will probably reduce the Company's value as an acquisition candidate for other businesses and the Company's opportunities to effect a favorable acquisition transaction will be substantially reduced.

The Company has cash available to fund current expenditures but will be required
to  raise  additional   capital  for  future   acquisitions  or  other  business
opportunities.

On January 13, 1994, the Company entered into a series of 10% convertible subordinated promissory notes due January 15, 1996 (the Convertible Notes), totalling $5,157,750. On June 30, 1996, simultaneously with the closing of the Asset Sale, the Company completed an exchange offer with certain holders of the Convertible Notes in the aggregate principal amount of $5,040,750. The remaining $117,000 of Convertible Notes, held by three note holders, were recorded as a current liability on the June 30, 1996, balance sheet.

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

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)



The Company believes that the remaining holder of the last Convertible Note, in the principal amount of $19,500, will also accept a settlement of the Company's obligations on terms not requiring the full cash payment of the amount due on the Convertible Note. Funds for this settlement are expected to come from the Company's cash on hand.

During November 1996, the Company received a request for payment of claimed amounts totaling approximately $137,000 purported to be owed to Muelhens GMBH with whom the Company had a distribution agreement from December 1993 to June 30, 1995. As set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, distribution agreements with Muelhens GMBH and affiliated parties were terminated effective June 30, 1995 on a basis that relieved the Company of obligations to Muelhens - affiliated companies. The Company believes that the claimed amounts were included in the numerous transactions resolved in the termination arrangements in June 1995 and so advised the attorneys for the claimant by letter of March 11, 1997. The Company is not presently able to determine whether this request for payment will be pursued and what amount, if any, ultimately may be due and owing thereon.

On February 25, 1997, the Company made an exchange offer to the holders of its Series A preferred stock ("Preferred Stock") which offered to exchange for each share of Preferred Stock, 663 shares of the common stock of Parlux Fragrances, Inc. ("Parlux Shares") owned by the Company. The exchange offer was subject to acceptance by the holders of not less than 506 shares of Preferred Stock (97.87% of the outstanding shares) prior to termination of the exchange offer, as extended, on April 30, 1997. Tenders were received for more than 513 of the 517 shares of Preferred Stock outstanding and the exchange is being completed. Consummation of the exchange offer eliminates the possibility that the holders of Preferred Stock can cause liquidation of the Company to secure partial payment of an aggregate redemption price of $2,895,200 with respect to the 517 shares of Preferred Stock outstanding. The Company will endeavor to secure acceptance of the exchange by all holders of Preferred Stock and believes that not less than 515 shares of Preferred Stock will be exchanged for Parlux Shares. Accordingly, the Company will transfer a total of 341,445 Parlux Shares in exchange for the tendered Preferred Stock. If the two remaining shares of Preferred Stock are not tendered for exchange, they will remain an obligation and liability of the Company and the Company will retain 28,555 Parlux Shares for its own account. Should the two shares of Preferred Stock be exchanged, the Company will retain 27,229 Parlux shares.

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-QSB, including, without limitation, information appearing under Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934).  Factors  set forth in the  Company's  Annual  Report on Form 10K for the fiscal year ended June 30, 1996, under Item 1, "Business" and Item 6 "Management's Discussion and Analysis of Financial Condition and

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)



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

PART II.      OTHER INFORMATION
ITEM 2.       CHANGES IN SECURITIES

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

                                     FBR CAPITAL CORPORATION

                                     (Registrant)
   Dated:  May 13, 1997
                                     By:  /s/ Charles D. Snead, Jr.
                                         ---------------------------------
                                          Charles D. Snead, Jr., President
                                      -12-