Form 10KSB
period 1997-06-30
FBR CAPITAL CORP /NV/
filed 1997-10-14
CIK 836937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

(Mark One)
[  X  ]   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended         June 30, 1997
                          ------------------------------

[     ]   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from _____________________ to ________________________

Commission file number 33-58694
                      ----------

                             FBR CAPITAL CORPORATION
                             -----------------------
                 (Name of small business issuer in its charter)


          Nevada                                        13-3465289
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

14988 N. 78th Way, Suite 203, Scottsdale, Arizona                     85260
-------------------------------------------------                  ----------
     (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (602) 483-1466
                          ------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

       Title of each class
       -------------------

       Common Stock, par value $.005 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

 State issuer's revenues for its most recent fiscal year:   $ 0

As of September 29, 1997, the aggregate market value of the Registrant's Common Stock (based on the reported last sale price on the OTC Bulletin Board) held by non-affiliates of the Registrant was $1,740,789.

Transitional Small Business Disclosure Format:  Yes [_]    No [X]

As of September 29, 1997, 4,648,205 shares of Registrant's Common Stock were outstanding.

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

Sale of Assets. On June 28, 1996, effective for accounting purposes as of June 30, 1996, the Company sold to Parlux Fragrances, Inc. ("Parlux"), pursuant to the Asset Purchase Agreement dated January 31, 1996 between the Company and Parlux, virtually all of the assets, properties and rights owned by the Company in connection with its business ("Asset Sale") for consideration of (i) $750,000 in cash, (ii) 370,000 shares of the Common Stock of Parlux ("Parlux Stock"), and
(iii) the assumption by Parlux of (a) liabilities under certain leases for periods from and after the closing date, (b) liabilities of the Company set forth on the Company's balance sheet dated September 30, 1995 (but expressly excluding any liability with respect to the Company's 10% Convertible Subordinated Promissory Notes due January 15, 1996 ("Notes")) to the extent such liabilities existed on the closing date, (c) additional liabilities of the Company of the types reflected on the balance sheet as the same arose in the ordinary course of the business between September 30, 1995 and the closing date and which are reflected on the Company's closing date balance sheet, and (d) all obligations under contracts, customer orders, purchase orders, and other agreements and commitments that were included in the assets acquired by Parlux. Parlux did not assume the following liabilities of the Company: (i) liabilities and obligations to the Company's employees, (ii) legal, accounting and other fees, taxes and other expenses incurred in connection with the sale of assets,
(iii) taxes (other than income taxes) for periods prior to the closing date and income taxes for all periods, (iv) liabilities and obligations with respect to assets not acquired and (v) liabilities and obligations arising from pending or threatened litigation or claims against the Company. Pursuant to the Asset Purchase Agreement, the Company agreed to indemnify Parlux with respect to any claims caused by or arising from (i) any misrepresentation, breach of warranty or breach of any term or provision of the Asset Purchase Agreement by the Company to a maximum amount of $3,700,000 (which amount, at June 30, 1997, was in excess of the value of the Company's assets), provided such claim is made in writing within two years after the closing, (ii) any liabilities not assumed by Parlux or (iii) liabilities (other than assumed liabilities) arising from the operation of the Company's business prior to the closing. Conversely, Parlux agreed to indemnify the Company with respect to claims caused by or arising from
(i) any misrepresentation, breach of warranty or breach of any term or provision of the Asset Purchase Agreement by Parlux, provided such claim is made in writing within two years after the closing, (ii) any liabilities assumed by Parlux, or (iii) any liability arising from the operation of the business of the Company by Parlux after the closing. No indemnification rights are enforceable until the aggregate amounts of claims subject to such rights in favor of a party exceeds $10,000.

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

On June 28, 1996, the market value of the Parlux Stock was $10.125 per share, and the aggregate value would have been sufficient to pay the aggregate Redemption Price of $2,895,200. At that time, however, the Parlux Stock had not been registered for resale under the Securities Act of 1933 and, accordingly, transfer thereof was restricted. The Parlux Stock was registered on August 12, 1996, on which date the last sale price had declined to $7.625 per share. On September 29, 1997, the last sale price was $2.06 per share.

Completion of Exchange Offer. Simultaneously with the closing of the Asset Sale on June 28, 1996, the Company completed an exchange offer with the holders of the Company's Notes ("1996 Exchange Offer"), pursuant to which the holders of $5,040,750 aggregate principal amount (97.7% of the principal amount outstanding) tendered their Notes in exchange for an aggregate of 594,550 shares of the Company's Common Stock, par value $.005 per share, and 517 shares of the Company's newly-authorized Series A Preferred Stock ("Preferred Stock"), at an exchange ratio of 2,300 shares of the Company's Common Stock and two shares of Series A Preferred Stock for each $19,500 principal amount Note. The total amount of debt (including principal and unpaid but accrued interest) discharged pursuant to the exchange amounted to $5,970,472.

Change in Management. In connection with the completion of the 1996 Exchange Offer, all of the officers and directors of the Company resigned and Charles D. Snead, Jr. and Stephen T. Meadow assumed their positions as directors of the Company, to which they had been elected at the Special Meeting of Stockholders of the Company held on May 31, 1996. Simultaneously with the closing of the 1996 Exchange Offer, Mr. Snead was appointed President and Treasurer (and principal executive, accounting and financial officer) and Mr. Meadow was appointed Secretary of the Company.

Further Disposition of Assets. On June 18, 1997, the Company disposed of assets in the completion of an exchange offer commenced on February 25, 1997 ("1997 Exchange Offer") with the holders of the Company's Series A Preferred Shares ("Preferred Stock"), pursuant to which the holders tendered 515 shares of Preferred Stock (99.6% of the Preferred Stock outstanding) in exchange for an aggregate of 341,445 shares of Parlux Fragrances, Inc. common stock ("Parlux Stock") owned by the Company, at an exchange ratio of 663 shares of Parlux Stock for each share of Preferred Stock. The Company offered to exchange 342,771 shares of Parlux stock for all 517 shares of Preferred Stock outstanding, while retaining 27,229 Parlux shares.

The Company made the 1997 Exchange Offer because it was required under the terms of the Preferred Stock to redeem those shares by June 27, 1997, for an aggregate redemption price of $2,895,200 ($5,600 per share). The holders of the majority of the Preferred Stock had the right to require that the Company be liquidated after that date and could require that the proceeds of the disposition of its assets be applied to payment of the redemption price. As previously noted, the market price of the Parlux Stock declined substantially before being registered for resale and has been insufficient, even when added to the amount of cash the Company had on hand to provide sufficient funds to pay the redemption price.

In the judgment of the Company's Board of Directors, the possibility of such a liquidation made the Company a significantly less attractive merger candidate than it would otherwise be and hindered the Company in negotiating any such transaction. Accordingly, the Board of Directors determined to undertake the 1997 Exchange Offer, which has been completed, thereby eliminating all but two
(2) shares of Preferred Stock and the possibility of such a liquidation. With the completion of this transaction, in the judgment of the Board of Directors, the Company has become a more attractive acquisition vehicle. However, there is no assurance that the Company will ever enter into a favorable business combination, that such a transaction will have a favorable effect on the value of the Company's common stock or that any such transaction will yield a benefit to preferred shareholders equal or greater than the amount of value surrendered as a result of participating in the 1997 Exchange Offer.

The effect of the consummation of the 1997 Exchange Offer is that the holders of the tendered Preferred Stock who have received their Parlux Shares no longer have any claim on the assets of the Company or any right to cause liquidation of the Company or to acquire any of its assets, which consist of the Company's remaining 27,229 shares of Parlux Stock, its cash and its U.S. Treasury securities. The Company eliminated potential redemption price claims in an aggregate amount of $2,884,000 by exchanging Parlux Shares with an aggregate value of $768,251 based on the closing price of Parlux Shares at June 18, 1997.Tender of the Preferred Stock also constituted a grant of a release to the officers, directors, employees and agents of the Company with respect to any and all claims which the tendering holder had or thereafter may have with respect to the Preferred Stock, the rights of the holders thereof and the 1997 Exchange Offer.

Description of Present Business.

Since the Asset Sale in June 1996, the Company's operations have been limited to the conduct of administrative activities such as paying indebtedness remaining after the Asset Sale, acquiring outstanding Notes, settling a claim for prior services, preparing and filing federal and state tax returns and quarterly SEC filings, undertaking and completing the 1997 Exchange Offer and other general corporate activities. Also. the Company has been identifying and conducting discussions with respect to a possible business combination with one or more entities interested in acquiring or being acquired by the Company. The Company is free to investigate businesses of essentially any kind or nature, including but not limited to, finance, technology, manufacturing, service, research and development, healthcare, communications, insurance or transportation. While the company has not chosen any particular area of business in which it may propose to engage and has not conducted any market studies with respect to any business, property or industry, the directors of the Company have considered the strengths and weaknesses of the Company and established certain initial criteria for its search. The Company will first seek a business combination with a company having a business or line of products with good prospects for future profits and growth. In view of the Company's small size and book value, the appropriate candidate is expected to be an emerging or developing company. Other priority candidates may be those desiring to become a public company and those which have an interest in acquiring the Company's cash and net operating loss carry forwards.

A number of companies have been identified which in the judgment of the Board of Directors meet the criteria set forth above and discussions have been held with several of them. There is no assurance of the availability, viability or success of any acquisition or the results of operations of the Company in connection with any acquisition or business venture. Even if a suitable candidate for a business combination is found and negotiations are successfully completed, there is no assurance of successful operations after the combination has been effected or that existing stockholders of the Company will not suffer substantial dilution of their equity position, either upon the business combination itself or upon the completion of any additional financing which may be necessary.

The Company continues to hold 27,229 shares of Parlux Stock and on September 29, 1997, had approximately $26,500 in cash in banks and approximately $355,000 in U.S. Government Treasury Bills maturing in November, 1997.

Employees

In connection with the Asset Sale on June 28, 1996, all employees of the Company were terminated and the Company has no employees. The Company's two executive officers provide certain services to the Company on a part-time consultancy basis.

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


ITEM 3.   LEGAL PROCEEDINGS.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was traded on the Pacific Stock Exchange under the symbol "RBF" until April 3, 1996, when trading was suspended pending delisting of the Common Stock because of the Company's failure to meet the financial requirements for continued listing. After delisting, the Common Stock has been traded on the NASD's OTC Bulletin Board, where it is quoted under the symbol "FBRR."

Set forth below are the high and low sales prices of the Company's Common Stock for the periods indicated as reported by the Pacific Stock Exchange (for periods prior to the fourth quarter of fiscal 1996), and as reported by the OTC Bulletin Board (for the fourth quarter of fiscal 1996 and all of fiscal 1997):

Period                                  High($)           Low($)
------                                  -------           ------

Fiscal 1997

           Fourth Quarter                0.625            0.26

           Third Quarter                 0.375            0.20

           Second Quarter                0.47             0.15

           First Quarter                 0.53             0.36

Fiscal 1996

           Fourth Quarter                0.5625           0.2525

           Third Quarter                 0.25             0.15625

           Second Quarter                0.50             0.125

           First Quarter                 1.125            0.3125

As of September 29, 1997, there were 298 holders of record of the Company's Common Stock.

The Company has never paid any cash dividends. Because of the status of the Company's business described in Item 1, it is highly unlikely that any cash dividends will be paid on the Common Stock in the foreseeable future.

Recent Sales of Unregistered securities

During the fiscal year ended June 30, 1997, the Company made the following sales of unregistered securities:

                                                      Consideration Received and          Exemption      If option, warrant or
 Date of Sale                                       Description of underwriting or          from         convertible security,
      or                                Number      other discounts to market price     registration      terms of exercise or
Date of Option     Title of Security     Sold           afforded to purchasers             claimed             conversion
--------------     -----------------     ----           ----------------------             -------             ----------

10/21/96             Common Stock       11,500        Extinguished principal and           3(a)(9)                N/A
                           +                          interest in the amount of
                      Warrants to       12,500      $57,525 on five (5) convertible        3(a)(9)        warrants exercisable
                        purchase                     subordinated promissory notes                            on or before
                      common stock                                                                       October 15, 1999 at an
                                                                                                         exercise price of $2.00
                                                                                                               per share

1/22/97                Option to        30,000            option granted - no               4(2)         exercisable for 5 years
                       purchase                        consideration received by                         from the date of grant
                     common stock                        Company until exercise                         at exercise price of $.31
                      granted to                                                                                per share
                     director and
                      consultant

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

Upon the consummation of the Asset Sale and 1996 Exchange Offer and payment of certain previously billed related expenses, the Company had approximately $680,000 in cash. Of that amount, approximately $56,000 was applied to discharge certain accounts payable, including legal fees for June 1996 and accounting and consulting fees previously incurred. Corporate and administrative expenses for the fiscal year ended June 30, 1997 totaled approximately $165,000, including $81,750 in fees and expense reimbursement to Officers and Directors, $10,400 for accounting fees for audit and tax returns, $22,500 for legal fees, $17,000 for liability insurance and $8,900 for stock transfer fees and printing expense. The Company earned $21,459 of interest income during the 1997 fiscal year.

Corporate and administrative expenses for the current fiscal year are expected to be approximately $115,000, including $70,000 in fees and expense reimbursement to the directors, $10,000 for accounting fees for audit and tax returns, $6,000 for legal fees, $12,000 for liability insurance and approximately $4,000 for miscellaneous expense. Funds to pay those expenses are expected to be derived from interest income earned during the year and from the Company's cash on hand. The Company expects that it will earn approximately $16,000 from interest during the 1998 fiscal year.

Pursuant to the 1996 Exchange Offer, the Company settled its obligations under all outstanding Notes, excluding obligations to three holders not participating in the 1996 Exchange Offer, who held Notes in the aggregate principal amount of $117,000. After threatening litigation, two of the three holders, with Notes in the aggregate principal amount of $97,500, agreed to settle, collectively, for $62,000 in cash, 11,500 shares of the Company's Common Stock and three-year warrants to purchase 12,500 shares of the Company's Common Stock for $2.00 per share. The Company believes that the remaining holder of the last Note, in the principal amount of $19,500, will also accept a settlement of the Company's obligations on terms not requiring the full cash payment of the amount due on the Note. Funds for that settlement are expected to be taken from the Company's cash on hand.

Pursuant to the 1997 Exchange Offer, the Company settled its obligations under all outstanding shares of Preferred Stock, excluding obligations to one holder not participating in the 1997 Exchange Offer, who holds two shares of Preferred Stock. The Preferred Stock has a liquidation preference of $5,600 per share, or $11,200 in the aggregate. The 1997 Exchange Offer was communicated to the above holder at his last known address. The Company has confirmed that the address to which the offer was sent is a proper address for the holder, but all attempts by the Company and its representatives to contact the holder have been unsuccessful. No demand has been made by the holder for liquidation or payment in the amount of the liquidation preference. Holders of the Series A Preferred Stock have no voting rights except the right to vote as a class with respect to
(i) any sale of Company assets having a fair market value of $250,000 or more, alone or in the aggregate with all of the sales of the Company's assets, unless all of the net proceeds of such sale are applied to the payment of the redemption price of the Series A Preferred Stock; (ii) any amendments to the Company's Articles of Incorporation; and (iii) the issuance of any shares of the Company's capital stock (other than any issuance pursuant to outstanding rights or options) unless the Series A Preferred Stock will be redeemed in connection with the transaction pursuant to which such shares are to be issued. For all matters on which the holders of the Series A Preferred Stock are entitled to vote as a class, the affirmative vote of holders holding a majority of the Series A Preferred Stock outstanding is required for approval of such matter. The Series A Preferred Stock has no right to dividends.

ITEM 7.   FINANCIAL STATEMENTS.

     Index to Financial Statements:

     Report of Independent Public Accountants...............................F-1
     Balance Sheet at June 30, 1997 and 1996................................F-2
     Statements of Operations -- Years ended June 30, 1997 and 1996.........F-3
     Statements of Stockholders' Equity --
       Years ended June 30, 1997 and 1996...................................F-4
     Statements of Cash Flows -- Years ended June 30, 1997 and 1996...F-5 & F-6
     Notes to Financial Statements...................................F-6 to F-13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To FBR Capital Corporation:


We have audited the accompanying balance sheet of FBR Capital Corporation (formerly Richard Barrie Fragrances, Inc.), (a Nevada corporation) as of June 30, 1997, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1997. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FBR Capital Corporation as of June 30, 1997, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.




                                        ARTHUR ANDERSEN LLP

Phoenix, Arizona,
September 10, 1997.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                                  BALANCE SHEET
                                  JUNE 30, 1997



ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $    10,238
   Investment in U.S. Government Treasury Bills (Note 3)                388,089
   Investment in common stock of Parlux Fragrances, Inc. (Note 3)        62,967
   Other current assets                                                   5,818
                                                                    -----------

TOTAL ASSETS                                                        $   467,112
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                 $     9,694
   Accrued expenses                                                       6,524
   Convertible notes payable (Note 4)                                    19,500
                                                                    -----------

              Total current liabilities                                  35,718

Series A Redeemable preferred Stock:
   $0.01 par value, 529 share authorized,
    2 shares issued and outstanding at
    liquidation value of $5,600 per share (Note 6)                       11,200
                                                                    -----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
      10,000,000 shares authorized;
      no shares outstanding                                                --
   Common stock, $.005 par value;
      16,777,667 shares authorized;
      4,648,198 shares issued and outstanding                            23,241
   Additional paid-in capital                                         9,337,192
   Accumulated deficit                                               (8,727,512)
   Unrealized loss on investment (Note 6)                              (212,727)
                                                                    -----------

              Total stockholders' equity                                420,194
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   467,112
                                                                    ===========

       The accompanying notes are an integral part of this balance sheet.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                            STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1997 and 1996

                                                                    1997           1996
Operating expenses                                              $  (160,228)   $      --
                                                                -----------    -----------


Other income (expense):
   Other income                                                      57,468           --
   Realized loss on disposal of Parlux common stock              (2,677,898)          --
   Interest income                                                   21,459           --
   Interest expense                                                  (7,453)          --
                                                                -----------    -----------

              Other income (expense), net                        (2,606,424)          --
                                                                -----------    -----------

Loss before discontinued operations and extraordinary item       (2,766,652)          --
   Loss from operations of discontinued operations                     --       (4,828,165)
   Gain on disposal of net assets of discontinued operations           --        2,280,836
                                                                -----------    -----------

              Loss from discontinued operations                        --       (2,547,329)
                                                                -----------    -----------

Loss before extraordinary item                                   (2,766,652)    (2,547,329)
Extraordinary gain on extinguishment of debt (Note 4)                53,385      2,815,156
                                                                -----------    -----------

Net income (loss)                                               $(2,713,267)   $   267,827
                                                                ===========    ===========

Income (loss) per common and common share equivalent:
   Loss before discontinued operations and extraordinary item          (.59)          --
   Loss from discontinued operations                                   --             (.58)
   Extraordinary item                                                   .01            .64
                                                                -----------    -----------

Net income (loss) per share                                     $      (.58)   $       .06
                                                                ===========    ===========

Weighted average common share and common share
 equivalents outstanding                                          4,648,198      4,420,738
                                                                ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1997 AND 1996

                                                    Common Stock            Additional                   Unrealized
                                                    ------------             Paid-In      Accumulated     Loss on
                                                Shares         Amount        Capital        Deficit      Investment        Total
                                                ------         ------        -------        -------      ----------        -----
Balance at June 30, 1995                       4,419,548    $    22,097    $ 6,982,738   $(6,282,072)   $      --      $   722,763

Contributions of common stock (Note 4)          (377,400)        (1,887)         1,887          --             --             --

Issuance of common stock to convertible
 note holders (Note 4)                           594,550          2,973        257,143          --             --          260,116

Net income                                          --             --             --         267,827           --          267,827
                                             -----------    -----------    -----------   -----------    -----------    -----------

Balance at June 30, 1996                       4,636,698         23,183      7,241,768    (6,014,245)          --        1,250,706

Issuance of common stock to convertible
 note holders (Note 4)                            11,500             58          4,082          --             --            4,140

Unrealized loss on investment in common
 stock of Parlux Fragrances, Inc. (Note 6)          --             --             --            --         (212,727)      (212,727)

Realized gain on disposition of Series A
 Preferred Stock (Note 6)                           --             --        2,091,342          --             --        2,091,342

Net loss                                            --             --             --      (2,713,267)          --       (2,713,267)
                                             -----------    -----------    -----------   -----------    -----------    -----------

Balance at June 30, 1997                       4,648,198    $    23,241    $ 9,337,192   $(8,727,512)   $  (212,727)   $   420,194
                                             ===========    ===========    ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                            STATEMENTS OF CASH FLOWS
                            YEAR ENDED JUNE 30, 1997

                                                                           1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $(2,713,267)   $   267,827
                                                                       -----------    -----------
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Gain on disposal of assets of discontinued operations (Note 1)          --       (2,280,836)
      Gain on extinguishment of debt                                          --       (2,815,156)
      Realized loss on disposal of Parlux common stock                   2,677,898
      Write-off of other assets                                               --        1,025,404
      Extraordinary gain on extinguishment of debt                         (53,385)          --
      Depreciation and amortization                                           --          428,065
      Changes in operating assets and liabilities:
        Decrease in accounts receivable                                       --        1,394,232
        Decrease in inventory and promotional merchandise                     --          856,247
        Decrease in other current assets                                      --          326,380
        Decrease (increase) in other assets                                 (1,173)       800,000
        Decrease in accounts payable and accrued expenses                 (261,117)       (32,806)
                                                                       -----------    -----------

              Total adjustments                                          2,362,223       (298,470)
                                                                       -----------    -----------

              Net cash used in operating activities                       (351,044)       (30,643)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments in connection with sale of assets (Note 1)                        --         (178,511)
   Purchase of property, plant and equipment                                  --          (68,690)
   Receipt of amount due from acquiror of discontinued operations          750,000           --
   Investment in U.S. Government Treasury Bills, net                      (388,089)          --
                                                                       -----------    -----------

              Net cash provided by (used in) investing activities          361,911       (247,201)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of convertible notes payable                                  (62,500)          --
                                                                       -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                      (51,633)      (277,844)

CASH AND CASH EQUIVALENTS, beginning of year                                61,871        339,715
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                 $    10,238    $    61,871
                                                                       ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                            YEAR ENDED JUNE 30, 1997

                                                                         1997         1996
Non-cash investing and financing activities:

   Acquisition of common stock in sale of discontinued operation      $     --     $3,746,250
   Amount receivable from sale of discontinued operation                    --        750,000
   Issuance of Series A Preferred Stock in exchange for outstanding
    debt                                                                    --      2,895,200
   Issuance of common stock in exchange for outstanding debt              35,000      260,116
   Contribution of common stock in exchange for outstanding debt            --          1,887
   Extinguishment of convertible notes payable and accrued interest    2,884,000    5,970,472


   On October 21, 1996, the Company completed the extinguishment of $97,500 of Convertible Notes in exchange for an aggregate of $62,500 in cash, 11,500 shares of the Company's Common Stock, and five three-year Warrants (the Warrants) each to purchase up to 2,500 shares of the Company's Common Stock at $2 per share. The total amount of debt (including principal and accrued but unpaid interest of $22,525) extinguished pursuant to the exchange aggregated $120,025. This amount, less the cash paid, value of the Common Stock and the Warrants issued in the exchange offer, resulted in an extraordinary gain on the extinguishment of debt in the amount of $53,385.

   In 1997, the Company completed an exchange offer to the holders of its Series A Preferred Stock to exchange for each share of Series A Preferred Stock, 663 shares of the common stock of Parlux Fragrances, Inc. ("Parlux Shares") owned by the Company. Tenders were received for 515 shares of Series A Preferred Stock outstanding and the exchange was completed. The Company transferred a total of 341,445 Parlux Shares in exchange for the tendered Series A Preferred Stock.

   The accompanying notes are an integral part of these financial statements.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997



1. ORGANIZATION AND BUSINESS

FBR Capital Corporation (formerly Richard Barrie Fragrances, Inc.) (the Company) was incorporated in the State of Nevada on June 6, 1988, for the original purpose of developing, manufacturing and marketing fragrances, cosmetics, skin treatment and personal care products sold primarily through department and specialty stores and drugstores. On July 1, 1996, following the transaction described below, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name from "Richard Barrie Fragrances, Inc." to "FBR Capital Corporation" as authorized by the stockholders of the Company.

Effective June 30, 1996, the Company sold virtually all of the assets (the Asset
Sale), properties and rights owned by the Company in connection with its business to Parlux Fragrances, Inc. (Parlux) for consideration of (i) $750,000 in cash, (ii) 370,000 shares of the common stock of Parlux, and (iii) the assumption by Parlux of certain liabilities, excluding any liability with respect to the Company's 10% Convertible Subordinated Promissory Notes due January 15, 1996. The cash received from the sale transaction was remitted to the Company on July 1, 1996. The common stock of Parlux received from the sale transaction is classified as an investment (see Note 2), in the accompanying balance sheet as of June 30, 1997.


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

The Company does not believe that it is an investment company required to register as such under the Investment Company Act of 1940, as amended. If the Company has not concluded a business combination before June 28, 1997, that is, one year after the Asset Sale, and if, because of its continued ownership of the Parlux common stock or other securities, it would be required to register

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997



or seek an exemption from such registration, the Company anticipates that it will sell, transfer or otherwise divest itself of its ownership thereof, redeem any outstanding Series A Preferred Stock and make a determination as to whether to liquidate and distribute its assets or to continue to seek out viable business combinations.

Management believes that the Company's cash reserves are adequate to support its current operations for the year ending June 30, 1998. However, if management decides to merge with or acquire a business this may require additional capital. There can be no assurance, however, that the Company will be able to raise such a capital when and if it is needed.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents and Investments
-----------------------------------------

Cash and cash equivalents consist of cash in banks, as well as certain highly liquid investments with original maturities of less than three months.

Investments
-----------

The Company's investments are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that marketable equity securities, other than equity securities accounting for by the equity method, be reported at fair value. Unrealized gains and losses from those securities which are classified as available-for-sale are reported as a separate component of stockholders' equity. The Company's investment in Parlux common stock is classified as available-for-sale (see Note 3).

Accrued Expenses
----------------

Included in accrued expenses as of June 30, 1997, is $6,524 of accrued interest due on the Convertible Note Payable (see Note 4).

Income (Loss) Per Share
-----------------------

Income (Loss) per share was computed by dividing the Company's net income (loss) by the weighted average number of common shares and common share equivalents assumed outstanding during the period. For the year ended June 30, 1997, no common share equivalents were considered in the calculation as their effect was antidilutive.

Effective July 1, 1998, the Company will adopt SFAS No. 128, Earnings Per Share. At that time, the Company will be required to change the method currently used to calculate earnings (loss) per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options and warrants will be excluded. Earnings
(loss) per share for the years ended June 30, 1997 and 1996 reported pursuant to SFAS No. 128 would have been the same as the amounts reported on the accompanying statements of operations.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997




Use of Estimates
----------------

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

Recently Issued Accounting Standard
-----------------------------------

During 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock- Based Compensation which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock options issued to employees under these plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. Entities electing to continue accounting for stock-based compensation under in APB No. 25 must make pro forma disclosures of net income (loss) and earnings
(loss) per share, as if the fair value based method of accounting defined in SFAS No. 123 has been applied.

The Company has elected to account for its stock-based compensation plans under APB No. 25; therefore, no compensation cost is recognized in the accompanying financial statement for stock-based employee awards.

Due to the small number of stock options or similar equity instruments issued or outstanding during the last two fiscal years, net income (loss) and earnings
(loss) per share for the years ended June 30, 1997 and 1996 is not materially different if calculated pursuant to SFAS No. 123.

3. INVESTMENTS


Investments, which are classified as available for sale, consist of the following at June 30, 1997:


                                                                     Unrealized
                                          Market Value     Cost     Holding Loss

   U.S. Government Treasury Bills           $388,089     $388,089     $      0
   Investment in common stock of
    Parlux Fragrances, Inc.                   62,967      275,694      212,727
                                            --------     --------     --------

                                            $451,056     $663,783     $212,727
                                            ========     ========     ========

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997



4.  CONVERTIBLE NOTES PAYABLE

On January 13, 1994, the Company entered into a series of 10% convertible subordinated promissory notes due January 15, 1996 (the Convertible Notes), totalling $5,157,750. On June 30, 1996, simultaneous with the closing of the Asset Sale, the Company completed an exchange offer (Exchange Offer), in the aggregate principal amount of $5,040,750 with certain holders of the Convertible Notes.

On October 21, 1996, the Company completed the extinguishment of $97,500 of Convertible Notes in exchange for an aggregate of $62,500 in cash, 11,500 shares of the Company's Common Stock (market value of $.36 per share), and five three-year Warrants (the Warrants) each to purchase up to 2,500 shares of the Company's Common Stock at $2 per share. The total amount of debt (including principal and accrued but unpaid interest of $22,525) extinguished pursuant to the exchange aggregated $120,025. This amount, less the cash paid, value of the Common Stock and the Warrants issued in the exchange offer, resulted in an extraordinary gain on the extinguishment of debt in the amount of $53,385.

The Company believes that the remaining holder of the Convertible Notes, in the principal amount of $19,500, will also accept a settlement of the Company's obligations on terms not requiring the full cash payment of the amount due on the Convertible Note. Funds for this settlement are expected to come from the Company's cash on hand.

5. STOCK OPTION PLANS

1988 Stock Option Plan
----------------------

In November 1988, the Company adopted the 1988 Stock Option Plan ("1988 Stock Option Plan"). The 1988 Stock Option Plan provides for the granting of options to purchase up to 66,667 shares of Common Stock to the Company's employees, directors and consultants. Options under the 1988 Stock Option Plan may be incentive options, which are intended to qualify under Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. The 1988 Stock Option Plan is administered by the Board of Directors, which determines the persons to whom options will be granted, the number to be granted and the specific terms of each option, including the vesting and exercisability thereof.

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

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997



In connection with the change in management described in Note 1, all of the outstanding options issued pursuant to this plan expired in July 1996.

Director Compensation Plan
--------------------------

In June 1996, the Company granted, to its two directors and officers ten-year options to purchase, respectively, 30,000 and 10,000 shares of common stock at an exercise price of $.4375. These options are immediately exercisable, and "piggy-back" registration rights were granted to the option holders with respect to the common stock underlying such options.

In January 1997, the Company granted to one of its directors options to purchase 30,000 shares of common stock at an exercise price of $.31 per share. The options are immediately exercisable and have a contractual life of five years.

The following assumptions apply to the Company's valuation of stock options issued:

Risk free interest rate                        6.73%
Expected dividend yield                        None
Expected lives                                 10 years
Expected volatility                            82.25%

Due to the small number of stock options or similar equity instruments issued or outstanding during the last two fiscal years, net income (loss) per share for the years ended June 30, 1997 and 1996 is not materially different if calculated pursuant to SFAS No. 123.

A summary of the activity under the Company's stock option plans is presented below:

                                                       Year ended June 30,
                                      ----------------------------------------------------
                                                1997                       1996
                                      -------------------------  -------------------------
                                       Number  Weighted Average  Number   Weighted Average
                                         of      Option Price      of       Option Price
                                       Shares     Per Share      Shares       Per Share
Options outstanding, beginning
 of year                              134,333     $   1.16       159,333      $    1.45
Granted                                30,000          .31        40,000           .438
Cancelled/expired                     (94,333)        1.46       (65,000)          1.44
Exercised                                --            --           --              --

Options outstanding, end of year       70,000     $    .38       134,333      $    1.16
                                       ======          ===       =======           ====

Options exercisable, end of year       70,000     $    .38       134,333      $    1.16
                                       ======          ===       =======           ====

The weighted average remaining contractual life at June 30, 1997 was 7.0 years.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997




6. PREFERRED STOCK EXCHANGE

On February 25, 1997, the Company made an offer to the holders of its Series A Preferred Stock ("Series A Preferred Stock") to exchange for each share of Series A Preferred Stock, 663 shares of The common stock of Parlux Fragrances, Inc. ("Parlux Shares"), valued at $792,658, owned by the Company. The exchange offer was subject to acceptance by the holders of not less than 506 shares of Series A Preferred Stock (97.87% of the outstanding shares) prior to termination of the exchange offer, as extended, on April 30, 1997. Tenders were received for all 515 shares of Series A Preferred Stock. Consummation of the exchange offer eliminates the possibility that the holders of Series A Preferred Stock can cause liquidation of the Company to secure partial payment of an aggregate redemption price of $2,895,200 with respect to the 517 shares of Series A Preferred Stock outstanding. This transaction resulted in a gain on the redemption of the Series A Preferred Stock of $2,091,342, which has been recorded as a component of additional paid-in capital.

7. OUTSTANDING WARRANTS

At June 30, 1997, the Company had outstanding warrants to purchase 12,500 shares of the Company's common stock, respectively, at $2 per share. The warrants are currently exercisable and expire October 15, 1999.

8. INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. These differences include unrealized loss on investments at June 30, 1997.

The Company is in an acculmulated loss position for tax purposes. Historically, no tax benefit has been recorded due to the uncertainty of the Company's ability to realize such benefits by generating taxable income in the future. The Company has a net operating loss carryforward of approximately $6.4 million at June 30, 1997. These carryforwards expire through 2012. Due to the change in control of the Company resulting from the Company's various equity transactions, certain limitations exist as to the use of the net operating loss carryforwards to offset future taxable income.

Although the Company has significant net operating loss carryforwards available to offset future taxable income, due to the uncertainty as to the Company's future earnings and the annual restrictions which exist relating to the utilization of the Company's net operating loss carryforwards a full valuation allowance has been provided to offset the Company's net deferred tax asset.

                             FBR CAPITAL CORPORATION
                   (Formerly Richard Barrie Fragrances, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997


9. COMMITMENTS AND CONTINGENCIES

Consulting Agreement
--------------------

The Company has entered into consulting agreements with its two principal officers, pursuant to which they will receive annual compensation, ranging from $36,000 to $60,000 per year and from $18,000 to $24,000 per year, respectively, depending on time devoted to the affairs of the Company. Both of these consulting agreements are in effect until the next annual meeting of shareholders and until their respective successors are elected and qualified.

Contingencies
-------------

During November 1996, the Company received a request for payment of claimed amounts totaling approximately $137,000 purported to be owed to Muelhens GMBH with whom the Company had a distribution agreement from December 1993 to June 30, 1995. As set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, distribution agreements with Muelhens GMBH and affiliated parties were terminated effective June 30, 1995 on a basis that relieved the Company of obligations to Muelhen's affiliated companies. The Company believes that the claimed amounts were included in the numerous transactions resolved in the termination arrangements in June 1995 and so advised the attorneys for the claimant by letter of March 11, 1997. The Company is not presently able to determine whether this request for payment will be pursued and what amount, if, any ultimately may be due and owing thereon.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning Directors and Executive Officers

          Name                          Age             Position
          -------------------           ---             ------------------------

          Charles D. Snead Jr.          65              President (and principal
                                                        executive, financial and
                                                        accounting officer) and
                                                        Director

          Stephen T. Meadow             70              Secretary and Director


       Stephen T. Meadow has, since 1962, been an attorney in the private practice of law in Phoenix, Arizona, specializing in the fields of corporate and securities law.

       Charles D. Snead is an attorney and a business and mining consultant. From October 1991 through June 1994, Mr. Snead was Chairman of the Board of Siskon Gold Corporation and continued as a Director until March 1997. Prior to October, 1991, he was Chairman, President and Chief Executive Officer of Callahan Mining Corporation.

       Directors hold office until the next annual meeting of the Company's stockholders and until their successors are elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Compliance with Section 16(a) of the Exchange Act

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons also are required to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such forms furnished to it and representations that no other reports were required, the Company believes that all Section 16(a) reporting requirements were complied with during the fiscal year ended June 30, 1997, except that Charles D. Snead, Jr., Director and President of the Company, filed one report late that reflected the grant of an option to him on January 22, 1997 to purchase 30,000 shares of the Company's common stock at an exercise price of $.31 per share.

ITEM 10.       EXECUTIVE COMPENSATION

       The Company has no executive employees. Its two directors, who are also its only officers, perform their duties on a consulting basis and are paid consulting fees, in addition to reimbursement of reasonable expenses incurred in the performance of duties for the Company. Messrs. Snead and Meadow each receive consulting fees calculated at the rate of $75 per hour, with Mr. Snead receiving a minimum fee of $3,000 per month and a maximum fee of $5,000 and Mr. Meadow receiving a minimum fee of $1,500 per month and a maximum fee of $2,000 per month. Because of a substantial increase in the time required to attend to the affairs of the Company during the pendancy of the 1997 Exchange Offer and other matters, the Board of Directors increased Mr. Snead's consulting fee to $6,000 per month for the months of February, March and April 1997. Mr. Snead's consultancy arrangement commenced in March 1996 in connection with the Asset Sale and Mr. Meadow's consultancy arrangement commenced in July 1996. Mr. Snead received consulting fees of $7,575 in fiscal 1996 and $ 60,681 in fiscal 1997. Mr. Meadow received consulting fees of $ 18,000 in fiscal 1997. In addition, in March 1996, Messrs. Snead and Meadow were granted, effective upon the closing of the Asset Sale, ten-year options to purchase, respectively, 30,000 and 10,000 shares of Common Stock at an exercise price equal to the market price on the closing date of the Asset Sale (or $.4375 per share). In addition, on January 22, 1997, The Board of Directors granted Mr. Snead an option for a period of five years from that date to purchase up to 30,000 shares of the Company's common stock at a price of $.31 per share, the closing market price on such date. These options are immediately exercisable and "piggy-back" registration rights were granted to each of them with respect to the Common Stock underlying such options.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth certain information as of September 30, 1997 with respect to (i) those person or groups known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director and (iii) all current directors and officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 based upon information furnished by the persons listed or contained in filings made by them with the Securities Exchange Commission. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

                                               Amount and
Beneficial Owner                               Nature of        Percent of Class
----------------                               Beneficial       ----------------
                                               ----------
                                               Ownership
                                               ---------

Stephen T. Meadow..........................    16,100(1)              *

Charles D. Snead, Jr.......................    60,000(2)             1.3%

All Directors and Executive Officers
as a Group (2 persons).....................    76,100(3)             1.6%

*Less than one percent.

(1) Includes 1,500 shares owned by Mr. Meadow's spouse and 10,000 shares issuable upon exercise of presently exercisable options.

(2) Includes 60,000 shares issuable upon the exercise of presently exercisable options.

(3) Includes an aggregate of 70,000 shares issuable upon exercise of presently exercisable options. See Notes (1) and (2).

                                     PART IV

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       In connection with the completion of the 1996 Exchange Offer, Richard Barrie, formerly President and a director of the Company, contributed to the capital of the Company 377,400 shares of the Company's Common Stock owned by him.

       In the 1996 Exchange Offer, Stephen T. Meadow, currently an officer and director of the Company, and a pension trust of which Ronald Stein, formerly an officer of the Company was the beneficiary, each tendered for exchange, respectively, Notes in the principal amount of $39,000 and $19,500. Pursuant to the terms of the 1996 Exchange Offer, they received, respectively, 4,600 and 2,300 shares of Common Stock and four and two shares of Preferred Stock. In the 1997 Exchange Offer, Mr. Meadow and the aforesaid pension trust each tendered for exchange, respectively, the four and two shares of Preferred Stock and received, respectively, 2652 and 1326 shares of Parlux Stock.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

               (a)     Exhibits Filed

                       See Exhibit Index appearing later in this Report.

               (b)     Reports on Form 8-K

                       The Company filed a Report on Form 8-K, dated July 18, 1997, to report, among other things, an Acquisition or Disposition of Assets under Item 2 thereof occurring on June 18, 1997.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FBR CAPITAL CORPORATION
                                             (Registrant)



Dated:  October 9, 1997                      By: /s/ Charles D. Snead, Jr.
                                                --------------------------------
                                                Charles D. Snead, Jr., President

       In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                           Title                       Date
----------                           -----                       ----



/s/ Stephen T. Meadow                Director                    October 9, 1997
--------------------------------
Stephen T. Meadow



/s/ Charles D. Snead, Jr.            President (Principal        October 9, 1997
--------------------------------     Executive Financial and
Charles D. Snead, Jr.                Accounting Officer) and
                                     Director

                                  EXHIBIT INDEX
                                  -------------

Exhibit   Description                               By Reference      No. in
Number    -----------                              from Document     Document
------                                             -------------     --------

3.1       Registrant's Article of Incorporation          A             3.1

3.1.1     Registrant's Amendment to its                  A             3.1.1
          Articles of Incorporation, dated
          November 7, 1988

3.1.2     Registrant's Amendment to its x                B             3.1.2
          Articles of Incorporation, dated June
          25, 1991

3.1.3     Registrant's Certificate of Reverse            C             3.1.3
          Stock Split, dated February 15, 1994

3.1.4     Registrant's Certificate of Designation        D             3.1.4
          of Series A Preferred Stock, dated
          June 27, 1996

3.1.5     Registrant's Amendment to Articles of          D             3.15
          Incorporation, dated June 25, 1996

3.2       Amended By-Laws of the Registrant              C             3.2

4.1       Registrant's Form of Common Stock
          Certificate                                    A             4.1

4.6       Registrant's Form of 10% Convertible           E             4.7
          Subordinated Promissory Note
          issued  to purchasers of the
          Registrant's securities in a private
          placement of the Registrant's
          securities which closed on December
          14, 1993 and January 13, 1994.

4.7       Registrant's Form of Warrant to                E             4.8
          purchase shares of Registrant's
          Common Stock at an exercise price
          of $.90 per share dated February 3,
          1994

4.7.1     Schedule of omitted documents in               E             4.8.1
          the form of Exhibit 4.7, including
          material detail in which such
          documents differ from Exhibit 4.7.

10.1      Registrant's 1988 Stock Option Plan            A             10.1

10.2      Stock Option Agreement, dated                  E             10.17
          September 20, 1993, between
          Registrant and Patrick McEnany.

Exhibit   Description                               By Reference      No. in
Number    -----------                              from Document     Document
------                                             -------------     --------

10.2.1    Amendment to Stock Option                      G              --
          Agreement, dated February 21, 1995,
          between Registrant and Patrick
          McEnany

10.3      Asset Purchase Agreement between               F             10.17
          the Company and Parlux Fragrances,
          Inc., dated January 31,
          1996

10.4      Registration Rights Agreement                  F             10.18
          between the Company and Parlux
          Fragrances, Inc., dated June 28,
          1996

27        Financial Data Schedule (6/30/97)           [filed            --
                                                     herewith]

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

G Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1996
                                       14