Form 10QSB
period 1997-09-30
FBR CAPITAL CORP /NV/
filed 1997-11-13
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   X     Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
 -----   Exchange Act of 1934

         For the quarterly period ended September 30, 1997

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to _______________

         Commission File number 33-58694
                                --------

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
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 13, 1997, Issuer had outstanding 4,648,205 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes        No   X
                                                    ----      ----

                             Page 1 of 8 Total Pages
                              Exhibit Index - None

PART 1.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                             FBR CAPITAL CORPORATION

                                 BALANCE SHEETS

                                                            September 30        June 30
ASSETS                                                          1997             1997
                                                                ----             ----
                                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                $     26,567    $      10,238
   Investment in U.S. Government Treasury Bills                  358,163          388,089
   Investment in common stock of Parlux Fragrances, Inc.          60,679           62,967
   Other current assets                                            3,500            5,818
                                                            ------------    -------------

TOTAL ASSETS                                                $    448,909    $     467,112
                                                            ============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                         $     28,130    $       9,694
   Accrued expenses                                                7,262            6,524
   Convertible notes payable                                      19,500           19,500
                                                            ------------    -------------

              Total current liabilities                           54,892           35,718
                                                            ------------    -------------

SERIES A REDEEMABLE PREFERRED STOCK:
   $.01 par value;
      529 shares authorized;
      2 shares issued and outstanding;
      at liquidation value of $5,600 per share                    11,200           11,200
                                                            ------------    -------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value;
      10,000,000 shares authorized;
      no shares outstanding except 2 shares issued as
       Series A Redeemable Preferred Stock
   Common stock, $.005 par value;
      16,777,667 shares authorized;
      4,648,205 shares issued and outstanding                     23,241           23,241
   Additional paid-in capital                                  9,337,192        9,337,192
   Accumulated deficit                                        (8,762,601)      (8,727,512)
   Unrealized loss on investment                                (215,015)        (212,727)
                                                            ------------    -------------

              Total stockholders' equity                         382,817          420,194
                                                            ------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    448,909    $     467,112
                                                            ============    =============

              The accompanying notes are an integral part of these
                                balance sheets.

                             FBR CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


                                                         1997          1996
                                                         ----          ----

Operating expenses                                   $   (40,543)   $   (43,248)
                                                     -----------    -----------

              Loss from operations                       (40,543)       (43,248)
                                                     -----------    -----------

Other income (expense):
   Interest expense                                         (737)        (4,424)
   Interest income                                         4,887          4,283
   Other income                                            1,304              -
                                                     -----------    -----------

              Other income (expense), net                  5,454           (141)

   Net loss                                          $   (35,089)   $   (43,389)
                                                     ===========    ===========

Loss per common share and common share equivalents   $      (.01)   $      (.01)
                                                     ===========    ===========


Weighted average common share and common share
 equivalents outstanding                               4,648,205      4,636,698
                                                     ===========    ===========

                 The accompanying notes are an integral part of
                               these statements.

                             FBR CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                          1997          1996
                                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $ (35,089)   $   (43,389)
                                                                        ---------    -----------
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      (Increase) decrease in:
        Accrued interest receivable                                        (2,731)             -
        Other assets                                                        2,318         (6,978)
      Increase (decrease) in:
        Accounts payable and accrued expenses                              19,174       (180,299)
                                                                        ---------    -----------

              Total adjustments                                            18,761       (187,277)
                                                                        ---------    -----------

              Net cash used in operating activities                       (16,328)      (230,666)
                                                                        ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Receipts of amount due from acquiror of discontinued operations              -        750,000
   Investment in U.S. Government Treasury Bills                                 -       (399,559)
   Proceeds from sale of U.S. Government Treasury Bills                    32,657              -
                                                                        ---------    -----------

              Net cash provided by investing activities                    32,657        350,441
                                                                        ---------    -----------

NET INCREASE CASH AND CASH EQUIVALENTS                                     16,329        119,775

CASH AND CASH EQUIVALENTS, beginning of period                             10,238         61,871
                                                                        ---------    -----------

CASH AND CASH EQUIVALENTS, end of period                                $  26,567    $   181,646
                                                                        =========    ===========

                 The accompanying notes are an integral part of
                               these statements.

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended September 30, 1997 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

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

Earnings (Loss) Per Common Share

Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common share and common share equivalents outstanding during the period. Primary and fully diluted earnings per share are considered to be the same in all periods. The impact of outstanding warrants and stock options were not included in the calculation of net loss per share in 1997 and 1996 as their inclusion would have an anti-dilutive effect on those results.

Income Taxes

The Company has a net operating loss carryforward of approximately $6,400,000 at September 30, 1997. Historically, no federal tax benefit has been recorded due to the uncertainty of the Company's ability to realize benefits by generating taxable income in the future. These carryforwards expire through fiscal year 2012. Due to a greater than 50% change in the ownership of the Company, as defined in the Internal Revenue Code, resulting from various equity offerings, certain restrictions exist as to the use of net operating loss carryforwards to offset future taxable income.

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)




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

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Plan of Operations

On June 28, 1996, the Company sold to Parlux Fragrances, Inc. (Parlux) virtually all of the assets, properties and rights owned by the Company in connection with its business for cash, shares of the common stock of Parlux (Parlux stock) and other consideration.

The Company has not conducted any operations since the Asset Sale. Accordingly, the results of its operations prior to the Asset Sale are not material. The reasons for and terms of the Asset Sale and the discontinuance of the Company's business were previously reported in the Company's Proxy Statement, dated April 22, 1996 and Form 10 KSB for the fiscal year ended June 30, 1996.

On September 30, 1997, the Company had approximately $27,000 in cash and approximately $355,000 in U.S. Government Treasury Bills. The Company expects that it will earn approximately $18,000 from interest during the current fiscal year ending June 30, 1998.

Corporate and administrative expenses for the current fiscal year are expected to be approximately $115,000 including $70,000 in fees and expense reimbursement to the directors, $15,000 for accounting fees for audit and tax returns, $6,000 for legal fees, $12,000 for liability insurance and approximately $4,000 for miscellaneous expenses. Funds to pay the expenses are expected to be derived from interest income earned during the year and from the Company's cash on hand.


Since the Asset Sale of June 1996, the Company's operations have been limited to the conduct of administrative activities such as paying indebtedness remaining after the Asset Sale, acquiring outstanding notes, settling a claim for prior services, preparing and filing federal and state tax returns and quarterly SEC filings, undertaking and completing an exchange offer for preferred shares and other general corporate activities. Also, the Company has been identifying and conducting discussions with respect to a possible business combination with one or more entities interested in acquiring or being acquired by the Company. The Company is free to investigate businesses of essentially any kind or nature including but not limited to, finance, technology, manufacturing, service, research and development, healthcare, communications, insurance or transportation. While the Company has not chosen any particular area of business in which it may propose to engage and has conducted only limited market studies with respect to any business, property or industry, the directors of the Company have considered the strengths and weaknesses of the Company and established certain initial criteria for its search. The Company will first seek a business combination with a company having a business or line of products with good prospects for future profits and growth. In view of the Company's small size and book value, the appropriate candidate is expected to be an emerging or developing company. Other priority candidates may be those desiring to become a public company and those which have an interest in acquiring the company's cash and net operating loss carryforwards.

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

The Company continues to hold 27,229 shares of Parlux Stock and on September 30, 1997, it had approximately $27,000 in cash in banks and $355,000 in U.S. Government Treasury Bills maturing in November 1997. The Parlux Stock may be sold to the public pursuant to a currently effective Registration Statement under the Securities Act of 1933, covering those shares. Management believes that the Company's reserves in cash and treasury bills are adequate to support its current activities for the year ended June 30, 1998. However, if management decides to merge with or acquire a business, this may require additional capital. There can be no assurance that the Company will be able to raise such capital when and if it is needed.

In connection with the Asset Sale on June 28, 1996, all employees of the Company were terminated and the Company has no employees. The Company's two executive officers provide certain services to the Company on a part-time contingency basis. There are no present plans to hire any employees.

Forward-Looking Statements

Certain  information  contained in this first  Quarterly  Report on Form 10-QSB, including, without limitation, information appearing under Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934).  Factors  set forth in the  Company's  Annual  Report on Form 10K for the fiscal  year  ended  June  30,  1997,  under  Item  1,  "Business"  and  Item  6
"Management's Discussion and Analysis of Financial Condition and Results of Operations" together with other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward- looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-QSB.

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FBR CAPITAL CORPORATION

                                          (Registrant)
   Dated:  November 13, 1997
                                          By:   /S/ Charles D. Snead, Jr.
                                                --------------------------------
                                                Charles D. Snead, Jr., President
                                       -8-