Form 10QSB
period 1997-12-31
FBR CAPITAL CORP /NV/
filed 1998-02-05
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   X     Quarterly  report  pursuant to  Section  13 or 15(d) of the  Securities
-------  Exchange Act of 1934

         For the quarterly period ended December 31, 1997
                                        -----------------

         Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934

         For the transition period from                 to
                                        ---------------    ---------------

         Commission File number 33-58694
                                --------

                             FBR Capital Corporation
                             -----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Nevada                                               13-3465289
-------------------------------                              -------------------
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



         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---    ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 4, 1998, Issuer had outstanding 4,648,205 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes     No  X
                                                    ---    ---

                             Page 1 of 8 Total Pages
                              Exhibit Index - None

PART 1.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                             FBR CAPITAL CORPORATION

                                 BALANCE SHEETS


                                                           December 31      June 30
ASSETS                                                         1997           1997
                                                               ----           ----
                                                           (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                               $    12,470    $    10,238
   Investment in U.S. Government Treasury Bills                330,811        388,089
   Investment in common stock of Parlux Fragrances, Inc.        39,263         62,967
   Other current assets                                          4,124          5,818
                                                           -----------    -----------

TOTAL ASSETS                                               $   386,668    $   467,112
                                                           ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                        $    15,048    $     9,694
   Accrued expenses                                              7,999          6,524
   Convertible notes payable                                    19,500         19,500
                                                           -----------    -----------

              Total current liabilities                         42,547         35,718
                                                           -----------    -----------

SERIES A REDEEMABLE PREFERRED STOCK:
   $.01 par value;
      529 shares authorized;
      2 shares issued and outstanding;
      at liquidation value of $5,600 per share                  11,200         11,200
                                                           -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value;
      10,000,000 shares authorized;
      no shares outstanding except 2 shares issued as
       Series A Redeemable Preferred Stock
   Common stock, $.005 par value;
      16,777,667 shares authorized;
      4,648,205 shares issued and outstanding                   23,241         23,241
   Additional paid-in capital                                9,337,192      9,337,192
   Accumulated deficit                                      (8,791,081)    (8,727,512)
   Unrealized loss on investment                              (236,431)      (212,727)
                                                           -----------    -----------

              Total stockholders' equity                       332,921        420,194
                                                           -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   386,668    $   467,112
                                                           ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

                             FBR CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (Unaudited)


                                                         1997           1996
                                                         ----           ----

Operating expenses                                   $   (72,927)   $   (82,467)
                                                     -----------    -----------

              Loss from operations                       (72,927)       (82,467)
                                                     -----------    -----------

Other income (expense):
   Interest expense                                       (1,474)        (6,002)
   Interest income                                         9,528         10,708
   Other income                                            1,304           --
   Gain on extinguishment of debt                           --           53,385
                                                     -----------    -----------

              Other income (expense), net                  9,358         58,091
                                                     -----------    -----------

   Net loss                                          $   (63,569)   $   (24,376)
                                                     ===========    ===========

Loss per common share and common share equivalents   $      (.01)   $      (.01)
                                                     ===========    ===========


Weighted average common share and common share
 equivalents outstanding                               4,648,205      4,648,205
                                                     ===========    ===========


        The accompanying notes are an integral part of these statements.

                             FBR CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (Unaudited)


                                                         1997           1996
                                                         ----           ----

Operating expenses                                   $   (32,384)   $   (39,218)
                                                     -----------    -----------

              Loss from operations                       (32,384)       (39,218)
                                                     -----------    -----------

Other income (expense):
   Interest expense                                         (737)        (1,579)
   Interest income                                         4,640          6,425
   Gain on extinguishment of debt                           --           53,385
                                                     -----------    -----------

              Other income (expense), net                  3,903         58,231
                                                     -----------    -----------

   Net income (loss)                                 $   (28,481)   $    19,013
                                                     ===========    ===========

Loss per common share and common share equivalents   $      (.01)   $      --
                                                     ===========    ===========


Weighted average common share and common share
 equivalents outstanding                               4,648,205      4,648,205
                                                     ===========    ===========


        The accompanying notes are an integral part of these statements.

                             FBR CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (Unaudited)

                                                                        1997         1996
                                                                        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $ (63,569)   $ (24,376)
                                                                     ---------    ---------
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Gain on extinguishment of debt                                      --        (53,385)
      (Increase) decrease in:
        Other assets                                                     1,694       (8,238)
      Increase (decrease) in:
        Accounts payable and accrued expenses                            6,829     (220,280)
                                                                     ---------    ---------

              Total adjustments                                          8,523     (281,903)
                                                                     ---------    ---------

              Net cash used in operations activities                   (55,046)    (306,279)
                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Receipts of amount due from acquiror of discontinued operations        --        750,000
   Investment in U.S. Government Treasury Bills                           --       (399,559)
   Proceeds from sale of U.S. Government Treasury Bills                 57,278         --
                                                                     ---------    ---------

              Net cash provided by investing activities                 57,278      350,441
                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of convertible notes payable                                 --        (62,500)
                                                                     ---------    ---------

              Net cash used in financing activities                       --        (62,500)
                                                                     ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     2,232      (18,338)

CASH AND CASH EQUIVALENTS, beginning of period                          10,238       61,871
                                                                     ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                             $  12,470    $  43,533
                                                                     =========    =========


        The accompanying notes are an integral part of these statements.

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1997
                                   (Unaudited)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six month and three month periods ended December 31, 1997 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

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

Income Taxes

The Company has a net operating loss carryforward of approximately $6,500,000 at December 31, 1997. Historically, no federal tax benefit has been recorded due to the uncertainty of the Company's ability to realize benefits by generating taxable income in the future. These carryforwards expire through fiscal year 2012. Due to a greater than 50% change in the ownership of the Company, as defined in the Internal Revenue Code, resulting from various equity offerings, certain restrictions exist as to the use of net operating loss carryforwards to offset future taxable income.

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1997
                                   (Unaudited)


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

On December 31, 1997, the Company had approximately $12,000 in cash and approximately $330,000 in U.S. Government Treasury Bills. The Company expects that it will earn approximately $18,000 from interest during the current fiscal year ending June 30, 1998.

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

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1997
                                   (Unaudited)


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

The Company continues to hold 27,229 shares of Parlux Stock and on December 31, 1997, it had approximately $12,000 in cash in banks and $330,000 in U.S. Government Treasury Bills maturing in February 1998. The Parlux Stock may be sold to the public pursuant to a currently effective Registration Statement under the Securities Act of 1933, covering those shares. Management believes that the Company's reserves in cash and treasury bills are adequate to support its current activities for the year ended June 30, 1998. However, if management decides to merge with or acquire a business, this may require additional capital. There can be no assurance that the Company will be able to raise such capital when and if it is needed.

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

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1997
                                   (Unaudited)


                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FBR CAPITAL CORPORATION

                                           (Registrant)
  Dated:  February 4, 1998
                                           By:  /s/ Charles D. Snead, Jr.
                                                -------------------------
                                                Charles D. Snead, Jr., President
                                       -9-