Form 10QSB
period 1998-03-31
FBR CAPITAL CORP /NV/
filed 1998-05-06
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   X     Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
 -----   Exchange Act of 1934

         For the quarterly period ended March 31, 1998
                                        --------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 6, 1998, outstanding 4,648,205 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format: Yes   No X
                                                  ---  ---

                             Page 1 of 9 Total Pages
                              Exhibit Index - None

PART 1.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                             FBR CAPITAL CORPORATION

                                 BALANCE SHEETS

                                                            March 31        June 30
ASSETS                                                        1998            1997
                                                              ----            ----
                                                           (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                               $    12,492    $    10,238
   Investment in U.S. Government Treasury Bills                301,338        388,089
   Investment in common stock of Parlux Fragrances, Inc.        48,187         62,967
   Other current assets                                          5,583          5,818
                                                           -----------    -----------

TOTAL ASSETS                                               $   367,600    $   467,112
                                                           ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                        $    10,609    $     9,694
   Accrued expenses                                              8,720          6,524
   Convertible notes payable                                    19,500         19,500
                                                           -----------    -----------

              Total current liabilities                         38,829         35,718
                                                           -----------    -----------

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
      4,648,205 shares issued and outstanding                   23,241         23,241
   Additional paid-in capital                                9,337,192      9,337,192
   Accumulated deficit                                      (8,815,354)    (8,727,512)
   Unrealized loss on investment                              (227,508)      (212,727)
                                                           -----------    -----------

              Total stockholders' equity                       317,571        420,194
                                                           -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   367,600    $   467,112
                                                           ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

                             FBR CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                         1998           1997
                                                         ----           ----

Operating expenses                                   $  (100,532)   $  (129,135)
                                                     -----------    -----------

              Loss from operations                      (100,532)      (129,135)
                                                     -----------    -----------

Other income (expense):
   Other income                                            1,304         15,018
   Interest expense                                       (2,196)        (6,723)
   Gain on extinguishment of debt                           --           53,385
   Interest income                                        13,581         16,241
                                                     -----------    -----------

              Other income (expense), net                 12,689         77,921
                                                     -----------    -----------

   Net loss                                          $   (87,843)   $   (51,214)
                                                     ===========    ===========


Loss per common share and common share equivalents   $      (.02)   $      (.01)
                                                     ===========    ===========


Weighted average common share and common share
 equivalents outstanding                               4,648,205      4,648,205
                                                     ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

                             FBR CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)



                                                         1998           1997
                                                         ----           ----

Operating expenses                                   $   (27,605)   $   (46,668)
                                                     -----------    -----------

              Loss from operations                       (27,605)       (46,668)
                                                     -----------    -----------

Other income (expense):
   Interest expense                                         (721)          (721)
   Other income                                             --           15,018
   Interest income                                         4,053          5,533
                                                     -----------    -----------

              Other income (expense), net                  3,332         19,830
                                                     -----------    -----------

   Net loss                                          $   (24,273)   $   (26,838)
                                                     ===========    ===========

Loss per common share and common share equivalents   $      (.01)   $      (.01)
                                                     ===========    ===========


Weighted average common share and common share
 equivalents outstanding                               4,648,205      4,648,205
                                                     ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

                             FBR CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                       1998         1997
                                                                       ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $ (87,843)   $ (51,214)
                                                                    ---------    ---------
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Gain on extinguishment of debt                                     --        (53,385)
      (Increase) decrease in:
        Other assets                                                      235      (20,856)
      Increase (decrease) in:
        Accounts payable and accrued expenses                           3,111     (208,255)
                                                                    ---------    ---------

              Total adjustments                                         3,346     (282,496)
                                                                    ---------    ---------


              Net cash used in operating activities                   (84,497)    (333,710)
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Receipt of amount due from acquiror of discontinued operations        --        750,000
   Investment in U.S. Government Treasury Bills, net                     --       (380,339)
   Proceeds from sale of U.S. Government Treasury Bills                86,751         --
                                                                    ---------    ---------

              Net cash provided by investing activities                86,751      369,661
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of convertible notes payable                                --        (62,500)
                                                                    ---------    ---------

              Net cash used in financing activities                      --        (62,500)
                                                                    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    2,254      (26,549)

CASH AND CASH EQUIVALENTS, beginning of period                         10,238       61,871
                                                                    ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                            $  12,492    $  35,322
                                                                    =========    =========

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

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine month and three month periods ended March 31, 1998 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

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

Earnings (Loss) Per Common Share

Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common share and common share equivalents outstanding during the period. Primary and fully diluted earnings per share are considered to be the same in all periods. The impact of outstanding warrants and stock options were not included in the calculation of net loss per share in 1998 and 1997, as their inclusion would have an anti-dilutive effect on those results.

Income Taxes

The Company has a net operating loss carryforward of approximately $6,600,000 at March 31, 1998. Historically, no federal tax benefit has been recorded due to the uncertainty of the Company's ability to realize benefits by generating taxable income in the future. These carryforwards expire through fiscal year 2012. Due to a greater than 50% change in the ownership of the Company, as defined in the Internal Revenue Code, resulting from various equity offerings, certain restrictions exist as to the use of net operating loss carryforwards to offset future taxable income.

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)




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

On March 31, 1998, the Company had approximately $12,000 in cash and approximately $301,000 in U.S. Government Treasury Bills. The Company expects that it will earn approximately $18,000 from interest during the current fiscal year ending June 30, 1998.

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

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)



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

The Company continues to hold 27,229 shares of Parlux Stock and on March 31, 1998, it had approximately $12,000 in cash in banks and $301,000 in U.S. Government Treasury Bills maturing in May 1998. The Parlux Stock may be sold to the public pursuant to a currently effective Registration Statement under the Securities Act of 1933, covering those shares. Management believes that the Company's reserves in cash and treasury bills are adequate to support its current activities for the year ended June 30, 1998. However, if management decides to merge with or acquire a business, this may require additional capital. There can be no assurance that the Company will be able to raise such capital when and if it is needed.

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

                                        FBR CAPITAL CORPORATION

                                        (Registrant)
Dated:  May 6, 1998
                                        By:   /S/ Charles D. Snead, Jr.
                                              -------------------------
                                              Charles D. Snead, Jr., President
                                       -9-