Form 10KSB
period 1998-06-30
FBR CAPITAL CORP /NV/
filed 1998-09-28
CIK 836937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

(Mark One)
[  X  ]   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended         June 30, 1998
                          ------------------------------

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

As of September 25, 1998, the aggregate market value of the Registrant's Common Stock (based on the reported last sale price on the OTC Bulletin Board) held by non-affiliates of the Registrant was $1,015,460.

Transitional Small Business Disclosure Format:  Yes [_]    No [X]

As of September 25, 1998, 4,648,205 shares of Registrant's Common Stock were outstanding.

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

On June 28, 1996, the market value of the Parlux Stock was $10.125 per share, and the aggregate value would have been sufficient to pay the aggregate Redemption Price of $2,895,200. At that time, however, the Parlux Stock had not been registered for resale under the Securities Act of 1933 and, accordingly, transfer thereof was restricted. The Parlux Stock was registered on August 12, 1996, on which date the last sale price had declined to $7.625 per share. On September 25, 1998, the last sale price was $1.59 per share.

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

Description of Present Business.

Since the Asset Sale in June 1996, the Company's operations have been limited to the conduct of administrative activities such as paying indebtedness remaining after the Asset Sale, acquiring outstanding Notes, settling a claim for prior services, preparing and filing federal and state tax returns and quarterly SEC filings, undertaking and completing the 1997 Exchange Offer and other general corporate activities. Also, during this period, the Company has been identifying and conducting discussions with respect to a possible business combination with one or more entities interested in acquiring or being acquired by the Company. The Company is free to investigate businesses of essentially any kind or nature, including but not limited to, finance, technology, manufacturing, service, research and development, healthcare, communications, insurance or transportation. While the company has not chosen any particular area of business in which it may propose to engage, the directors of the Company have considered the strengths and weaknesses of the Company and established certain initial criteria for its search. The Company is seeking a business combination with a company having a business or line of products with good prospects for future profits and growth. In view of the Company's small size and book value, the appropriate candidate is expected to be an emerging or developing company. Other priority candidates may be those desiring to become a public company and those which have an interest in acquiring the Company's cash and net operating loss carry forwards.

A number of companies have been identified which in the judgment of the Board of Directors meet the criteria set forth above and discussions have been held with several of them.

It has been the Company's experience that substantially all prospective candidates for entering into business combinations with the Company require additional funds in an amount greater than the Company now has on hand (approximately $305,000 assuming liquidation of the Company's Treasury Bills and Parlux shares at current prices). The Company itself does not have the capability to raise additional funds and is therefore dependent on the efforts of outside investment banking firms to do so. Three investment banking firms whose clients own a substantial number of the Company's shares have expressed interest in assisting the Company in that regard provided that they (the investment banking firms) believe that any prospective transaction would be appealing and advantageous to their respective clients. None of these firms is obligated in any way to assist the Company in raising funds and there is no assurance they will agree to apply their efforts to do so or that they or their clients will be favorably disposed toward any proposed business combination with the Company.

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

The Company continues to hold 27,229 shares of Parlux Stock and on September 25, 1998, had approximately $1,880 in cash in banks and approximately $279,000 in U.S. Government Treasury Bills maturing in November, 1998.

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

Set forth below are the high and low sales prices of the Company's Common Stock for the periods indicated, and as reported by the OTC Bulletin Board (for all of fiscal 1997 and all of fiscal 1998):

Period                                  High($)           Low($)
------                                  -------           ------

Fiscal 1998

           Fourth Quarter                0.5625           0.25

           Third Quarter                 0.5625           0.25

           Second Quarter                0.875            0.25

           First Quarter                 0.5625           0.25

Fiscal 1997

           Fourth Quarter                0.625            0.26

           Third Quarter                 0.375            0.20

           Second Quarter                0.47             0.15

           First Quarter                 0.53             0.36

As of September 25, 1998, there were 141 holders of record of the Company's Common Stock.

The Company has never paid any cash dividends. Because of the status of the Company's business described in Item 1, it is highly unlikely that any cash dividends will be paid on the Common Stock in the foreseeable future.

Recent Sales of Unregistered securities

During the fiscal year ended June 30, 1998, the Company made the following sales of unregistered securities:

NONE

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

Corporate and administrative expenses for the fiscal year ended June 30, 1998 totaled approximately $120,000, including $67,700 in fees and expense reimbursement to Officers and Directors, $23,000 for accounting fees for audit and tax returns, $3,150 for legal fees, $15,200 for liability insurance and $8,100 for stock transfer fees and printing expense. The Company earned $17,250 of interest income during the 1998 fiscal year.

Corporate and administrative expenses for the current fiscal year are expected to be approximately $105,000, including $66,000 in fees and expense reimbursement to the directors, $10,000 for accounting fees for audit and tax returns, $3,000 for legal fees, $10,000 for liability insurance, $7,800 for stock transfer fees and printing expense and approximately $4,000 for miscellaneous expense. Funds to pay those expenses are expected to be derived from interest income earned during the year and from the Company's cash on hand. The Company expects that it will earn approximately $12,000 from interest during the 1999 fiscal year.

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

ITEM 7.   FINANCIAL STATEMENTS.

     Index to Financial Statements:

     Report of Independent Public Accountants...............................F-1
     Balance Sheet at June 30, 1998 and 1997................................F-2
     Statements of Operations -- Years ended June 30, 1998 and 1997.........F-3
     Statements of Stockholders' Equity --
       Years ended June 30, 1998 and 1997...................................F-4
     Statements of Cash Flows -- Years ended June 30, 1998 and 1997...F-5 & F-6
     Notes to Financial Statements...................................F-6 to F-13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To FBR Capital Corporation:


We have audited the  accompanying  balance sheet of FBR Capital  Corporation  (a
Nevada corporation) as of June 30, 1998, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1998. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FBR Capital Corporation as of June 30, 1998, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.




                                                        ARTHUR ANDERSEN LLP

Phoenix, Arizona,
September 25, 1998.

                             FBR CAPITAL CORPORATION

                                  BALANCE SHEET
                                  JUNE 30, 1998



ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $    15,223
   Investment in U.S. Government Treasury Bills (Note 3)                275,670
   Investment in common stock of Parlux Fragrances, Inc. (Note 3)        53,541
   Other current assets                                                   4,536
                                                                    -----------

TOTAL ASSETS                                                        $   348,970
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                 $     4,691
   Accrued expenses                                                       9,449
   Convertible notes payable (Note 4)                                    19,500
                                                                    -----------

              Total current liabilities                                  33,640

Series A Redeemable preferred Stock:
   $0.01 par value, 529 share authorized,
    2 shares issued and outstanding at
    liquidation value of $5,600 per share (Note 6)                       11,200
                                                                    -----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
      10,000,000 shares authorized;
      no shares outstanding                                                --
   Common stock, $.005 par value;
      16,777,667 shares authorized;
      4,648,198 shares issued and outstanding                            23,241
   Additional paid-in capital                                         9,337,192
   Accumulated deficit                                               (8,834,150)
   Unrealized loss on investment (Note 6)                              (222,153)
                                                                    -----------

              Total stockholders' equity                                304,130
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   348,970
                                                                    ===========

       The accompanying notes are an integral part of this balance sheet.

                             FBR CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1998 and 1997

                                                                    1998           1997
Operating expenses                                              $  (122,268)   $  (160,228)
                                                                -----------    -----------


Other income (expense):
   Other income                                                       1,304         57,468
   Realized loss on disposal of Parlux common stock                    --       (2,677,898)
   Interest income                                                   17,251         21,459
   Interest expense                                                  (2,925)        (7,453)
                                                                -----------    -----------

              Other income (expense), net                            15,630     (2,606,424)
                                                                -----------    -----------

Loss before extraordinary item                                     (106,638)    (2,766,652)
Extraordinary gain on extinguishment of debt (Note 4)                  --           53,385
                                                                -----------    -----------

Net loss                                                        $  (106,638)   $(2,713,267)
                                                                ===========    ===========

Income (loss) per common and common share equivalent:
   Loss before extraordinary item                                      (.02)          (.59)
   Extraordinary item                                                  --              .01
                                                                -----------    -----------

Net loss per share (basic and diluted)                          $      (.02)   $      (.58)
                                                                ===========    ===========

Weighted average common share and common share
 equivalents outstanding                                          4,648,198      4,648,198
                                                                ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             FBR CAPITAL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1998 AND 1997

                                                    Common Stock            Additional                   Unrealized
                                                    ------------             Paid-In      Accumulated     Loss on
                                                Shares         Amount        Capital        Deficit      Investment        Total
                                                ------         ------        -------        -------      ----------        -----
Balance at June 30, 1996                       4,636,698         23,183      7,241,768    (6,014,245)          --        1,250,706

Issuance of common stock to convertible
 note holders (Note 4)                            11,500             58          4,082          --             --            4,140

Unrealized loss on investment in common
 stock of Parlux Fragrances, Inc. (Note 6)          --             --             --            --         (212,727)      (212,727)

Realized gain on disposition of Series A
 Preferred Stock (Note 6)                           --             --        2,091,342          --             --        2,091,342

Net loss                                            --             --             --      (2,713,267)          --       (2,713,267)
                                             -----------    -----------    -----------   -----------    -----------    -----------

Balance at June 30, 1997                       4,648,198    $    23,241    $ 9,337,192   $(8,727,512)   $  (212,727)   $   420,194

Unrealized loss on investment in common
 stock of Parlux Fragrances, Inc. (Note 6)          --             --             --            --           (9,426)        (9,426)

Net loss                                            --             --             --        (106,638)          --         (106,638)
                                             -----------    -----------    -----------   -----------    -----------    -----------

Balance at June 30, 1998                       4,648,198    $    23,241    $ 9,337,192   $(8,834,150)   $  (222,153)   $   304,130
                                             ===========    ===========    ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             FBR CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1998 and 1997

                                                                           1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $  (106,638)   $(2,713,267)
                                                                       -----------    -----------
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Realized loss on disposal of Parlux common stock                        --        2,677,898
      Extraordinary gain on extinguishment of debt                            --          (53,385)
      Changes in operating assets and liabilities:
        Increase (Decrease) in other current assets                          1,282         (1,173)
        Increase (Decrease) in accounts payable and accrued expenses         2,078       (261,117)
                                                                       -----------    -----------

              Total adjustments                                              3,360      2,362,223
                                                                       -----------    -----------

              Net cash used in operating activities                       (103,278)      (351,044)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Receipt of amount due from acquiror of discontinued operations             --          750,000
   Redemption of (Investment in) U.S. Government Treasury Bills, net       108,263       (388,089)
                                                                       -----------    -----------

              Net cash provided by investing activities                    108,263        361,911
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of convertible notes payable                                     --          (62,500)
                                                                       -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             4,985        (51,633)

CASH AND CASH EQUIVALENTS, beginning of year                                10,238         61,871
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                 $    15,223    $    10,238
                                                                       ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             FBR CAPITAL CORPORATION

                       YEARS ENDED JUNE 30, 1998 and 1997

                                                                         1998         1997
Non-cash financing activities:

   Issuance of common stock in exchange for outstanding debt          $     --         35,000
   Extinguishment of convertible notes payable and accrued interest         --      2,884,000


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

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998



1. ORGANIZATION AND BUSINESS

FBR Capital Corporation (the Company) was incorporated as Richard Barrie Fragrances, Inc. in the State of Nevada on June 6, 1988, for the original purpose of developing, manufacturing and marketing fragrances, cosmetics, skin treatment and personal care products sold primarily through department and specialty stores and drugstores. On July 1, 1996, following the transaction described below, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name from "Richard Barrie Fragrances, Inc." to "FBR Capital Corporation" as authorized by the stockholders of the Company.

Effective June 30, 1996, the Company sold virtually all of the assets (the Asset
Sale), properties and rights owned by the Company in connection with its business to Parlux Fragrances, Inc. (Parlux) for consideration of (i) $750,000 in cash, (ii) 370,000 shares of the common stock of Parlux, and (iii) the assumption by Parlux of certain liabilities, excluding any liability with respect to the Company's 10% Convertible Subordinated Promissory Notes due January 15, 1996. The cash received from the sale transaction was remitted to the Company on July 1, 1996. The common stock of Parlux received from the sale transaction is classified as an investment (see Note 2), in the accompanying balance sheet as of June 30, 1998.

The Company has been seeking to identify a possible business combination with one or more entities interested in acquiring or being acquired by the Company. While the Company has not chosen any particular area of business in which it may propose to engage, the directors of the Company have considered the strengths and weaknesses of the Company and established certain initial criteria for its search. The Company will first seek a business combination with a company having a business or line of products which in the business judgment of the Board of Directors has good prospects for future profits and growth. In view of the Company's small size and book value, the appropriate candidate is expected to be an emerging or developing company.

A number of companies have been identified which in the judgment of the Board of Directors could meet the criteria set forth above and discussions have been held with many of them. There is no assurance of the availability, viability or success of any acquisition or the results of operations of the Company in connection with any acquisition or business venture. Even if a suitable candidate for a business combination is found and negotiations are successfully completed, there is no assurance of successful operations after the combination has been effected or that existing stockholders of the Company will not suffer substantial dilution of their equity position, either upon the business combination itself or upon the completion of any additional financing which may be necessary.

The Company does not believe that it is an investment company required to register as such under the Investment Company Act of 1940, as amended.

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998




Management believes that the Company's cash reserves are adequate to support its current operations for the year ending June 30, 1999. However, if management decides to merge with or acquire a business this may require additional capital. There can be no assurance, however, that the Company will be able to raise such a capital when and if it is needed.

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

Accrued Expenses
----------------

Included in accrued expenses as of June 30, 1998 and 1997, is $2,925 and $6,524, respectively, of accrued interest due on the Convertible Note Payable (see Note
4).

Loss Per Share
--------------

Effective July 1, 1998, the Company adopted SFAS No. 128, Earnings Per Share. The Company was required to change the method currently used to calculate earnings (loss) per share and to restate all prior periods. The new requirements include a calculation of basic earnings per share, from which the dilutive effect of stock options and warrants are excluded and diluted earnings per share, which includes the diluted effect of stock options and warrants. For the years ended June 30, 1998 and 1997, no common share equivalents were considered in the diluted calculation as their effect was antidilutive.

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998




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

Due to the small number of stock options or similar equity instruments issued or outstanding during the last two fiscal years, net income (loss) and earnings
(loss) per share for the years ended June 30, 1998 and 1997 is not materially different if calculated pursuant to SFAS No. 123.

3. INVESTMENTS

Investments, which are classified as available for sale, consist of the following at June 30, 1998:

                                                                     Unrealized
                                          Market Value     Cost     Holding Loss

   U.S. Government Treasury Bills           $275,670     $275,670     $      0
   Investment in common stock of
    Parlux Fragrances, Inc.                   53,541      275,694      222,153
                                            --------     --------     --------

                                            $329,211     $551,364     $222,153
                                            ========     ========     ========

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998



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

On October 21, 1996, the Company completed the extinguishment of $97,500 of Convertible Notes in exchange for an aggregate of $62,500 in cash, 11,500 shares of the Company's Common Stock (market value of $.36 per share), and five three-year Warrants (the Warrants) each to purchase up to 2,500 shares of the Company's Common Stock at $2 per share. The total amount of debt (including principal and accrued but unpaid interest of $22,525) extinguished pursuant to the exchange aggregated $120,025. This amount, less the cash paid, value of the Common Stock and the Warrants issued in the exchange offer, resulted in an extraordinary gain on the extinguishment of debt in the amount of $53,385 for the year ended June 30, 1997.

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

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998



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

In January 1997, the Company granted to one of its directors five-year options to purchase 30,000 shares of common stock at an exercise price of $.31 per share. The options are immediately exercisable and "piggy-back" registration rights were granted to the option holder with respect to the common stock underlying such options.

The following assumptions apply to the Company's valuation of stock options issued:

Risk free interest rate                        6.73%
Expected dividend yield                        None
Expected lives                                 10 years
Expected volatility                            82.25%

Due to the small number of stock options or similar equity instruments issued or outstanding during the last two fiscal years, net income (loss) per share for the years ended June 30, 1998 and 1997 is not materially different if calculated pursuant to SFAS No. 123.

A summary of the activity under the Company's stock option plans is presented below:

                                                       Year ended June 30,
                                      ----------------------------------------------------
                                                1998                       1997
                                      -------------------------  -------------------------
                                       Number  Weighted Average  Number   Weighted Average
                                         of      Option Price      of       Option Price
                                       Shares     Per Share      Shares       Per Share
Options outstanding, beginning
 of year                               70,000       $.38       134,333        $1.16
Granted                                  --          --         30,000          .31
Cancelled/expired                        --          --        (94,333)        1.46
Exercised                                --          --           --            --

Options outstanding, end of year       70,000       $.38        70,000        $ .38
                                       ======       ====        ======        =====

Options exercisable, end of year       70,000       $.38        70,000        $ .38
                                       ======       ====        ======        =====

The weighted average remaining contractual life at June 30, 1998 was six years.

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998




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

7. OUTSTANDING WARRANTS

At June 30, 1998, the Company had outstanding warrants to purchase 12,500 shares of the Company's common stock, respectively, at $2 per share. The warrants are currently exercisable and expire October 15, 1999.

8. INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. These differences include unrealized loss on investments at June 30, 1998 and 1997.

The Company is in an acculmulated loss position for tax purposes. Historically, no tax benefit has been recorded due to the uncertainty of the Company's ability to realize such benefits by generating taxable income in the future. The Company has a net operating loss carryforward of approximately $6.5 million at June 30, 1998. These carryforwards expire through 2013. Due to the change in control of the Company resulting from the Company's various equity transactions, certain limitations exist as to the use of the net operating loss carryforwards to offset future taxable income.

Although the Company has significant net operating loss carryforwards available to offset future taxable income, due to the uncertainty as to the Company's future earnings and the annual restrictions which exist relating to the utilization of the Company's net operating loss carryforwards a full valuation allowance has been provided to offset the Company's net deferred tax asset.

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


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

Contingencies
-------------

During November 1996, the Company received a request for payment of claimed amounts totaling approximately $137,000 purported to be owed to Muelhens GMBH with whom the Company had a distribution agreement from December 1993 to June 30, 1995. As set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, distribution agreements with Muelhens GMBH and affiliated parties were terminated effective June 30, 1995 on a basis that relieved the Company of obligations to Muelhen's affiliated companies. The Company believes that the claimed amounts were included in the numerous transactions resolved in the termination arrangements in June 1995 and so advised the attorneys for the claimant by letter of March 11, 1997. The Company has heard nothing further from the claiment or its attorneys and is not presently able to determine whether this request for payment will be pursued and what amount, if, any ultimately may be due and owing thereon.

10. YEAR 2000 ISSUE:

Many computer programs utilize a two-digit format to identify the applicable year. Without modification, any date sensitive software beyond December 31, 1999 could fail as the date would be reset to year 1900. This could result in disruptions to operations and the inability to process financial transactions. The Company currently has no operations and will not be subject to potential disruptions in this area unless and until it completes a business combination with another entity that has operations or otherwise acquires an operating business. The Company's financial transactions are currently kept and performed on systems that according to their suppliers have been updated to avoid any Year 2000 problems. On any potential business combination, if any, the Company will access the operations and systems of the potential partner to determine whether there are any potential Year 2000 problems.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning Directors and Executive Officers

          Name                          Age             Position
          -------------------           ---             ------------------------

          Charles D. Snead Jr.          66              President (and principal
                                                        executive, financial and
                                                        accounting officer) and
                                                        Director

          Stephen T. Meadow             71              Secretary and Director


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

Compliance with Section 16(a) of the Exchange Act

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons also are required to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such forms furnished to it and representations that no other reports were required, the Company believes that all Section 16(a) reporting requirements were complied with during the fiscal year ended June 30, 1998.

ITEM 10.       EXECUTIVE COMPENSATION

       The Company has no executive employees. Its two directors, who are also its only officers, perform their duties on a consulting basis and are paid consulting fees, in addition to reimbursement of reasonable expenses incurred in the performance of duties for the Company. Messrs. Snead and Meadow each receive consulting fees calculated at the rate of $75 per hour, with Mr. Snead receiving a minimum fee of $3,000 per month and a maximum fee of $5,000 and Mr. Meadow receiving a minimum fee of $1,500 per month and a maximum fee of $2,000 per month. Because of a substantial increase in the time required to attend to the affairs of the Company during the pendancy of the 1997 Exchange Offer and other matters, the Board of Directors increased Mr. Snead's consulting fee to $6,000 per month for the months of February, March and April 1997. Mr. Snead's consultancy arrangement commenced in March 1996 in connection with the Asset Sale and Mr. Meadow's consultancy arrangement commenced in July 1996. Mr. Snead received consulting fees of $60,681 in fiscal 1997 and $ 49,413 in fiscal 1998. Mr. Meadow received consulting fees of $ 18,000 in fiscal 1997 and fees of $18,000 in fiscal 1998. In addition, in March 1996, Messrs. Snead and Meadow were granted, effective upon the closing of the Asset Sale, ten-year options to purchase, respectively, 30,000 and 10,000 shares of Common Stock at an exercise price equal to the market price on the closing date of the Asset Sale (or $.4375 per share). In addition, on January 22, 1997, The Board of Directors granted Mr. Snead an option for a period of five years from that date to purchase up to 30,000 shares of the Company's common stock at a price of $.31 per share, the closing market price on such date. These options are immediately exercisable and "piggy-back" registration rights were granted to each of them with respect to the Common Stock underlying such options.

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

                                             FBR CAPITAL CORPORATION
                                             (Registrant)



Dated:  September 25, 1998                   By: /s/ Charles D. Snead, Jr.
                                                --------------------------------
                                                Charles D. Snead, Jr., President

       In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                        Title                       Date
----------                        -----                       ----



/s/ Stephen T. Meadow             Director                    September 25, 1998
--------------------------------
Stephen T. Meadow



/s/ Charles D. Snead, Jr.         President (Principal        September 25, 1998
--------------------------------  Executive Financial and
Charles D. Snead, Jr.             Accounting Officer) and
                                  Director

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
          Registrant and Patrick McEnany.

Exhibit   Description                               By Reference      No. in
Number    -----------                              from Document     Document
------                                             -------------     --------

10.2.1    Amendment to Stock Option                      G              --
          Agreement, dated February 21, 1995,
          between Registrant and Patrick
          McEnany

10.3      Asset Purchase Agreement between               F             10.17
          the Company and Parlux Fragrances,
          Inc., dated January 31,
          1996

10.4      Registration Rights Agreement                  F             10.18
          between the Company and Parlux
          Fragrances, Inc., dated June 28,
          1996

27        Financial Data Schedule (6/30/98)           [filed            --
                                                     herewith]

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