Form 10QSB
period 1998-09-30
FBR CAPITAL CORP /NV/
filed 1998-11-12
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to _______________

      Commission File number 33-58694


                             FBR CAPITAL CORPORATION
        -----------------------------------------------------------------
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


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report


      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 11, 1998, Issuer had outstanding 4,648,205 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                             Page 1 of 9 Total Pages
                              Exhibit Index - None

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                             FBR CAPITAL CORPORATION

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                     SEPTEMBER 30     JUNE 30
ASSETS                                                  1998            1998
                                                        ----            ----

CURRENT ASSETS:
 Cash and cash equivalents                           $     1,814   $    15,223
 Investment in U.S. Government Treasury Bills            279,000       275,670
 Investment in common stock of Parlux
    Fragrances, Inc.                                      37,478        53,541
 Other current assets                                      2,929         4,536
                                                     -----------   -----------

TOTAL ASSETS                                         $   321,221   $   348,970
                                                     ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                                    $    15,342   $     4,691
 Accrued expenses                                         16,287         9,449
 Convertible notes payable                                19,500        19,500
                                                     -----------   -----------

      Total current liabilities                           51,129        33,640
                                                     -----------   -----------
SERIES A REDEEMABLE PREFERRED STOCK:
 $.01 par value; 529 shares authorized;
   2 shares issued and outstanding; at
   liquidation value of $5,600 per share                  11,200        11,200
                                                     -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.01 par value;
   10,000,000 shares authorized; no shares
   outstanding except 2 shares issued as
   Series A Redeemable Preferred Stock
 Common stock, $.005 par value;
   16,777,667 shares authorized; 4,648,205
   shares issued and outstanding                          23,241        23,241
 Additional paid-in capital                            9,337,192     9,337,192
 Accumulated deficit                                  (8,863,325)   (8,834,150)
 Other comprehensive loss                               (238,216)     (222,153)
                                                     -----------   -----------

      Total stockholders' equity                         258,892       304,130
                                                     -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   321,221   $   348,970
                                                     ===========   ===========

      The accompanying notes are an integral part of these balance sheets.

                             FBR CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                           1998          1997
                                                           ----          ----

Operating expenses                                     $  (31,695)   $  (40,543)
                                                       ----------    ----------

      Loss from operations                                (31,695)      (40,543)
                                                       ----------    ----------
Other income (expense):
  Interest expense                                           (737)         (737)
  Interest income                                           3,258         4,887
  Other income                                                 --         1,304
                                                       ----------    ----------

      Other income (expense), net                           2,521         5,454
                                                       ----------    ----------

  Net loss                                             $  (29,174)   $  (35,089)
                                                       ==========    ==========

Loss per common share and common share equivalents     $     (.01)   $     (.01)
                                                       ==========    ==========

Weighted average common share and common share
 equivalents outstanding                                4,648,205     4,636,698
                                                       ==========    ==========

Net Loss                                               $  (29,174)   $  (35,089)

Other comprehensive loss:
  Unrealized loss on investment:
    Unrealized holding loss arising during period         (16,063)       (2,288)
                                                       ----------    ----------

Comprehensive loss                                     $  (45,237)   $  (37,377)
                                                       ----------    ----------

        The accompanying notes are an integral part of these statements.

                             FBR CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                             1998         1997
                                                             ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(29,174)   $(35,089)
                                                           --------    --------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    (Increase) decrease in:
      Accrued interest receivable                                --      (2,731)
      Other assets                                             (571)      2,318
    Increase in:
      Accounts payable and accrued expenses                  16,336      19,174
                                                           --------    --------

         Total adjustments                                   15,765      18,761
                                                           --------    --------

         Net cash used in operating activities              (13,409)    (16,328)
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of U.S. Government Treasury Bills           --      32,657
                                                           --------    --------

         Net cash provided by investing activities               --      32,657
                                                           --------    --------

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS           (13,409)     16,329

CASH AND CASH EQUIVALENTS, beginning of period               15,223      10,238
                                                           --------    --------

CASH AND CASH EQUIVALENTS, end of period                   $  1,814    $ 26,567
                                                           ========    ========


        The accompanying notes are an integral part of these statements.

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended September 30, 1998 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

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

Investment in common stock of Parlux Fragrances, Inc., is classified as "available for sale". Changes in the market value are reflected in the comprehensive loss section of the Company's statement of operations and comprehensive loss under the caption "Unrealized loss on investment".

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common share and common share equivalents outstanding during the period. Primary and fully diluted earnings per share are considered to be the same in all periods. The impact of outstanding warrants and stock options were not included in the calculation of net loss per share in 1998 and 1997 as their inclusion would have an anti-dilutive effect on those results.

INCOME TAXES

The Company has a net operating loss carryforward of approximately $6,700,000 at September 30, 1998. Historically, no federal tax benefit has been recorded due to the uncertainty of the Company's ability to realize benefits by generating taxable income in the future. These carryforwards expire through fiscal year 2013. Due to a greater than 50% change in the ownership of the Company, as defined in the Internal Revenue Code, resulting from various equity offerings, certain restrictions exist as to the use of net operating loss carryforwards to offset future taxable income.

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

RECENTLY ISSUED ACCOUNTING STANDARD

During the year, the Company adopted Financial Accounting Standards Board Statement No. 130, REPORTING COMPREHENSIVE INCOME (SFAS No. 130). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income.

At  September  30,  1998,   the  Company  held  an   investment   classified  as
available-for-sale, which has an unrealized loss of $16,063 for the three months ended September 30, 1998.

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

On September 30, 1998, the Company had approximately $2,000 in cash and approximately $279,000 in U.S. Government Treasury Bills. The Company expects that it will earn approximately $12,000 from interest during the current fiscal year ending June 30, 1999.

Corporate and administrative expenses for the current fiscal year are expected to be approximately $105,000 including $66,000 in fees and expense reimbursement to the directors, $10,000 for accounting fees for audit and tax returns, $3,000 for legal fees, $10,000 for liability insurance, $7,800 for stock transfer fees and printing expense, and approximately $4,000 for miscellaneous expenses. Funds to pay the expenses are expected to be derived from interest income earned during the year and from the Company's cash on hand.

Since the Asset Sale of June 1996, the Company's operations have been limited to the conduct of administrative activities such as paying indebtedness remaining after the Asset Sale, acquiring outstanding notes, settling a claim for prior services, preparing and filing federal and state tax returns and quarterly

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

The Company continues to hold 28,555 shares of Parlux Stock of which management intends to use 1,326 shares to redeem two preferred shares during the three months ending December 31, 1998. On September 30, 1998, it had approximately $2,000 in cash in banks and $279,000 in U.S. Government Treasury Bills maturing in November 1998. The Parlux Stock may be sold to the public pursuant to a currently effective Registration Statement under the Securities Act of 1933, covering those shares. Management believes that the Company's reserves in cash and treasury bills are adequate to support its current activities for the year ended June 30, 1999. However, if management decides to merge with or acquire a business, this may require additional capital. There can be no assurance that the Company will be able to raise such capital when and if it is needed.

In connection with the Asset Sale on June 28, 1996, all employees of the Company were terminated and the Company has no employees. The Company's two executive officers provide certain services to the Company on a part-time contingency basis. There are no present plans to hire any employees.

FORWARD-LOOKING STATEMENTS

Certain information contained in this first Quarterly Report on Form 10-QSB, including, without limitation, information appearing under Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


1934).  Factors  set forth in the  Company's  Annual  Report on Form 10K for the fiscal  year  ended  June  30,  1998,  under  Item  1,  "Business"  and  Item  6
"Management's Discussion and Analysis of Financial Condition and Results of Operations" together with other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-QSB.

CONTINGENCIES

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

                             FBR CAPITAL CORPORATION


SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FBR CAPITAL CORPORATION
                                             (Registrant)

Dated: November 11, 1998

                                        By: /s/ Charles D. Snead, Jr.
                                           -------------------------------------
                                                Charles D. Snead, Jr., President