Form 10QSB
period 1998-12-31
FBR CAPITAL CORP /NV/
filed 1999-02-16
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to _______________

     Commission File number 33-58694

                             FBR CAPITAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Nevada                                                  13-3465289
(State of Other Jurisdiction of                               (I.R.S. Employer
Incorporation of Organization)                               Identification No.)

           14988 North 78th Way, Suite 203, Scottsdale, Arizona 85260
                    (Address of Principal Executive Offices)

                                  (602)483-1466
                 (Issuer's Telephone Number Including Area Code


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 16, 1999, Issuer had outstanding 4,648,205 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes  [ ]  No [X]

                             Page 1 of 10 Total Pages
                              Exhibit Index - None

PART 1.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                             FBR CAPITAL CORPORATION

                                 BALANCE SHEETS



                                                      DECEMBER 31     JUNE 30
ASSETS                                                   1998          1998
                                                         ----          ----
                                                      (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                          $     1,374   $    15,223
   Investment in U.S. Government Treasury Bills           270,240       275,670
   Investment in common stock of Parlux
     Fragrances, Inc.                                      14,237        53,541
   Other current assets                                     1,656         4,536
                                                      -----------   -----------

TOTAL ASSETS                                          $   287,507   $   348,970
                                                      ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                   $     6,506   $     4,691
   Accrued expenses                                        11,274         9,449
   Convertible notes payable                               19,500        19,500
                                                      -----------   -----------

              Total current liabilities                    37,280        33,640
                                                      -----------   -----------
SERIES A REDEEMABLE PREFERRED STOCK:
   $.01 par value;
      529 shares authorized;
      2 shares issued and outstanding;
      at liquidation value of $5,600 per share             11,200        11,200
                                                      -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value;
      10,000,000 shares authorized;
      no shares outstanding except 2 shares issued
       as Series A Redeemable Preferred Stock                  --            --
   Common stock, $.005 par value;
      16,777,667 shares authorized;
      4,648,205 shares issued and outstanding              23,241        23,241
   Additional paid-in capital                           9,337,192     9,337,192
   Accumulated deficit                                 (9,013,461)   (8,834,150)
   Accumulated other comprehensive loss                  (107,945)     (222,153)
                                                      -----------   -----------

              Total stockholders' equity                  239,027       304,130
                                                      -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $   287,507   $   348,970
                                                      ===========   ===========

      The accompanying notes are an integral part of these balance sheets.

                             FBR CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                        1998            1997
                                                        ----            ----

Operating expenses                                   $   (52,207)   $   (72,927)
                                                     -----------    -----------

    Loss from operations                                 (52,207)       (72,927)
                                                     -----------    -----------
Other income (expense):
   Interest expense                                       (1,475)            --
   Interest income                                         6,227          9,528
   Other income                                               --          1,304
   Realized loss on disposal of Parlux
     common stock                                       (131,856)            --
                                                     -----------    -----------

     Other income (expense), net                        (127,104)        10,832
                                                     -----------    -----------

   Net loss                                             (179,311)       (60,069)

Other comprehensive loss:
   Unrealized loss on investment:
     Unrealized holding loss arising during period       (18,435)       (23,704)
                                                     -----------    -----------

   Comprehensive loss                                $  (197,746)   $   (83,773)
                                                     ===========    ===========

Loss per common share and common share equivalents   $      (.04)   $      (.01)
                                                     ===========    ===========

Weighted average common share and common share
 equivalents outstanding                               4,648,205      4,648,205
                                                     ===========    ===========


        The accompanying notes are an integral part of these statements.

                             FBR CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                        1998           1997
                                                        ----           ----

Operating expenses                                  $   (20,418)   $   (29,621)
                                                    -----------    -----------

      Loss from operations                              (20,418)       (29,621)
                                                    -----------    -----------
Other income (expense):
   Interest expense                                        (737)            --
   Interest income                                        2,969          4,640
   Realized loss on disposal of Parlux common stock    (131,856)            --
                                                    -----------    -----------

      Other income (expense), net                      (129,624)         4,640
                                                    -----------    -----------

   Net loss                                            (150,042)       (24,981)

Other comprehensive loss:
   Unrealized loss on investment:
     Unrealized holding loss arising during period      (16,062)        (2,288)
                                                    -----------    -----------

   Comprehensive loss                               $  (166,104)   $   (27,269)
                                                    ===========    ===========

Loss per common share and common share equivalents  $      (.03)   $      (.01)
                                                    ===========    ===========

Weighted average common share and common share
 equivalents outstanding                              4,648,205      4,648,205
                                                    ===========    ===========

        The accompanying notes are an integral part of these statements.

                            FBR CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                            1998         1997
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                 $(179,311)   $(60,069)
                                                          ---------    --------
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Realized loss on disposal of Parlux common stock        153,512          --
    (Increase) decrease in:
      Other current assets                                    2,880       1,694
    Increase (decrease) in:
      Accounts payable and accrued expenses                   3,640       3,329
                                                          ---------    --------

      Total adjustments                                     160,032       5,023
                                                          ---------    --------

      Net cash used in operations activities                (19,279)    (55,046)
                                                          ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts of amount due from acquiror of discontinued
  operations                                                     --          --
 Investment in U.S. Government Treasury Bills                    --          --
 Proceeds from sale of U.S. Government Treasury Bills         5,430      57,278
                                                          ---------    --------

      Net cash provided by investing activities               5,430      57,278
                                                          ---------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (13,849)      2,232

CASH AND CASH EQUIVALENTS, beginning of period               15,223      10,238
                                                          ---------    --------

CASH AND CASH EQUIVALENTS, end of period                  $   1,374    $ 12,470
                                                          =========    ========

        The accompanying notes are an integral part of these statements.

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1998
                                   (UNAUDITED)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by Generally Accepted Accounting Principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six month and three month periods ended December 31, 1998 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

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

Investment  in  common  stock of  Parlux  Fragrances,  Inc.,  is  classified  as
"available for sale". Changes in the market value are reflected in the stockholders' equity section of the Company's balance sheet under the caption "Accumulated Other Comprehensive Loss", in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.

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

INCOME TAXES

The Company has a net operating loss carryforward of approximately $6,800,000 at December 31, 1998. Historically, no federal tax benefit has been recorded due to the uncertainty of the Company's ability to realize benefits by generating taxable income in the future. These carryforwards expire through fiscal year

                             FBR CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1998
                                   (UNAUDITED)


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

RECENTLY ISSUED ACCOUNTING STANDARD

During 1998, the Company adopted Financial Accounting Standards Board Statement NO. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income.

At  December  31,  1998,   the  Company  held  an   investment   classified   as
available-for-sale, which has an unrealized loss of $18,435 for the six months ended December 31, 1998.

SUBSEQUENT EVENT

On February 16, 1999, the Company agreed in principle to acquire all of the outstanding shares of Vitrix Incorporated ("Vitrix"), a private corporation, that is a developer and provider of software and hardware for time and labor management solutions for businesses of all sizes. Vitrix products are designed to improve productivity by automating collection of time and attendance data, staff scheduling and management of labor resources.

FBR will acquire the Vitrix shares for a combination of newly-issued FBR common stock and Series B FBR preferred shares that are convertible into FBR common shares. Under the proposed transaction, after issuance and conversion of the FBR shares, the Vitrix shareholders will own 80% of the outstanding shares of FBR and the current shareholders of FBR will own 20%. FBR currently has 4,648,205 shares issued and outstanding. The proposed transaction is subject to certain conditions including negotiation of a definite agreement and is subject to the approval of the Board of Directors of FBR and the written approval of at least 90% of the Vitrix shareholders.

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

On December 31, 1998, the Company had approximately $1,000 in cash and approximately $270,000 in U.S. Government Treasury Bills. The Company expects that it will earn approximately $12,000 from interest during the current fiscal year ending June 30, 1999.

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

On December 31, 1998, the Company held 12,655 shares of Parlux Stock and it had approximately $1,000 in cash in banks and $270,000 in U.S. Government Treasury Bills maturing in February 1999. The Parlux Stock may be sold to the public pursuant to a currently effective Registration Statement under the Securities Act of 1933, covering those shares. Management believes that the Company's reserves in cash and treasury bills are adequate to support its current activities for the year ended June 30, 1999. However, if management decides to merge with or acquire a business, this may require additional capital. There can be no assurance that the Company will be able to raise such capital when and if it is needed.

In connection with the Asset Sale on June 28, 1996, all employees of the Company were terminated and the Company has no employees. The Company's two executive officers provide certain services to the Company on a part-time contingency basis. There are no present plans to hire any employees.

FORWARD-LOOKING STATEMENTS

Certain information contained in this Quarterly Report on Form 10-QSB, including, without limitation, information appearing under Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). Factors set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, under Item 1, "Business" and Item 6
"Management's Discussion and Analysis of Financial Condition and Results of Operations" together with other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-QSB.

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FBR CAPITAL CORPORATION
                                                 (Registrant)


Dated: February 16, 1999               By: /s/ Charles D. Snead, Jr.
                                           -------------------------------------
                                                Charles D. Snead, Jr., President