Form 10QSB/A
period 1998-12-31
FBR CAPITAL CORP /NV/
filed 1999-03-18
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X} Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


     This amendment is being filed to correct errors in the Statements of Operations for the three months and six months ended December 31, 1997 included in Part 1, Item 1.

                             Page 1 of 8 Total Pages
                              Exhibit Index - None

PART 1.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                             FBR CAPITAL CORPORATION

                                 BALANCE SHEETS

                                                        DECEMBER 31    JUNE 30
ASSETS                                                     1998         1998
                                                       -----------  -----------
                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                            $     1,374  $    15,223
  Investment in U.S. Government Treasury Bills             270,240      275,670
  Investment in common stock of Parlux Fragrances, Inc.     14,237       53,541
  Other current assets                                       1,656        4,536
                                                       -----------  -----------

TOTAL ASSETS                                           $   287,507  $   348,970
                                                       ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                     $     6,506  $     4,691
  Accrued expenses                                          11,274        9,449
  Convertible notes payable                                 19,500       19,500
                                                       -----------  -----------

    Total current liabilities                               37,280       33,640
                                                       -----------  -----------
SERIES A REDEEMABLE PREFERRED STOCK:
  $.01 par value; 529 shares authorized;
    2 shares issued and outstanding;
    at liquidation value of $5,600 per share                11,200       11,200
                                                       -----------  -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value; 10,000,000
    shares authorized; no shares outstanding
    except 2 shares issued as Series A
    Redeemable Preferred Stock                                 --           --
  Common stock, $.005 par value; 16,777,667
    shares authorized; 4,648,205 shares issued
    and outstanding                                         23,241       23,241
  Additional paid-in capital                             9,337,192    9,337,192
  Accumulated deficit                                   (9,013,461)  (8,834,150)
  Accumulated other comprehensive loss                    (107,945)    (222,153)
                                                       -----------  -----------

    Total stockholders' equity                             239,027      304,130
                                                       -----------  -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   287,507  $   348,970
                                                       ===========  ===========

      The accompanying notes are an integral part of these balance sheets.

                             FBR CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                          1998          1997
                                                          ----          ----

Operating expenses                                     $  (52,207)   $  (72,927)
                                                       ----------    ----------

Loss from operations                                      (52,207)      (72,927)
                                                       ----------    ----------
Other income (expense):
  Interest expense                                         (1,475)       (1,474)
  Interest income                                           6,227         9,528
  Other income                                                 --         1,304
  Realized loss on disposal of Parlux common stock       (131,856)           --
                                                       ----------    ----------

     Other income (expense), net                         (127,104)        9,358
                                                       ----------    ----------

  Net loss                                               (179,311)      (63,569)

Other comprehensive loss:
  Unrealized loss on investment:
  Unrealized holding loss arising during period           (18,435)      (23,704)
                                                       ----------    ----------

  Comprehensive loss                                   $ (197,746)   $  (87,273)
                                                       ==========    ==========

Loss per common share and common share equivalents     $     (.04)   $     (.01)
                                                       ==========    ==========

Weighted average common share and common share
  equivalents outstanding                               4,648,205     4,648,205
                                                       ==========    ==========


        The accompanying notes are an integral part of these statements.

                             FBR CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                          1998          1997
                                                          ----          ----

Operating expenses                                     $  (20,418)   $  (32,384)
                                                       ----------    ----------

  Loss from operations                                    (20,418)      (32,384)
                                                       ----------    ----------
Other income (expense):
  Interest expense                                           (737)         (737)
  Interest income                                           2,969         4,640
  Realized loss on disposal of Parlux common stock       (131,856)           --
                                                       ----------    ----------

    Other income (expense), net                          (129,624)        3,903
                                                       ----------    ----------

  Net loss                                               (150,042)      (28,481)

Other comprehensive loss:
  Unrealized loss on investment:
  Unrealized holding loss arising during period           (16,062)       (2,288)
                                                       ----------    ----------

  Comprehensive loss                                   $ (166,104)   $  (30,769)
                                                       ==========    ==========

Loss per common share and common share equivalents     $     (.03)   $     (.01)
                                                       ==========    ==========

Weighted average common share and common share
  equivalents outstanding                               4,648,205     4,648,205
                                                       ==========    ==========

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

                                             FBR CAPITAL CORPORATION
                                                 (Registrant)
Dated: March 16, 1999
                                             By: /s/ Charles D. Snead, Jr.
                                                --------------------------------
                                                Charles D. Snead, Jr., President