Form 10QSB
period 1999-03-31
FBR CAPITAL CORP /NV/
filed 1999-05-13
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


[ ] For the quarterly period ended March 31, 1999
                                   --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from _______________ to _______________

    Commission File number 33-58694
                           --------

                             FBR CAPITAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                             13-3465289
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation of organization)                            Identification No.)

               20 East University, Suite 304, Tempe, Arizona 85281
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (602) 967-5800
                           ---------------------------
                           (Issuer's telephone number)

           14988 North 78th Way, Suite 203, Scottsdale, Arizona 85260
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 12, 1999, the issuer had outstanding 13,177,826 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                            Page 1 of 10 Total Pages
                              Exhibit Index - None

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             FBR CAPITAL CORPORATION

                                 BALANCE SHEETS

                                                       MARCH 31       JUNE 30
ASSETS                                                  1999            1998
                                                     -----------    -----------
                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                          $   262,207    $    15,223
  Investment in U.S. Government Treasury Bills                --        275,670
  Investment in common stock of Parlux Fragrances,
    Inc                                                    1,827         53,541
  Other current assets                                     3,563          4,536
                                                     -----------    -----------

TOTAL ASSETS                                         $   267,597    $   348,970
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                   $     7,776    $     4,691
  Accrued expenses                                        11,645          9,449
  Convertible notes payable                               19,500         19,500
                                                     -----------    -----------

      Total current liabilities                           38,921         33,640
                                                     -----------    -----------

SERIES A REDEEMABLE PREFERRED STOCK:
  $.01 par value;
    529 shares authorized;
    no shares and 2 shares issued and outstanding,
    respectively; at liquidation value of $5,600
    per share                                                 --         11,200
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value;
    10,000,000 shares authorized;
    no shares outstanding except 2 shares issued
    as Series A Redeemable Preferred Stock                    --             --
  Common stock, $.005 par value;
    16,777,667 shares authorized;
    4,648,205 shares issued and outstanding               23,241         23,241
  Additional paid-in capital                           9,337,192      9,337,192
  Accumulated deficit                                 (9,120,753)    (8,834,150)
  Accumulated other comprehensive loss                   (11,004)      (222,153)
                                                     -----------    -----------

      Total stockholders' equity                         228,676        304,130
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   267,597    $   348,970
                                                     ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

                             FBR CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                         1999           1998
                                                     -----------    -----------

Operating expenses                                   $   (77,254)   $  (100,532)
                                                     -----------    -----------

      Loss from operations                               (77,254)      (100,532)
                                                     -----------    -----------

Other income (expense):
  Interest expense                                        (2,196)        (2,196)
  Interest income                                          9,106         13,581
  Other income                                                --          1,304
  Realized loss on disposal of Parlux
    common stock                                        (216,259)            --
                                                     -----------    -----------

       Other income (expense), net                      (209,349)        12,689
                                                     -----------    -----------

  Net loss                                              (286,603)       (87,843)

Other comprehensive loss:
  Unrealized loss on investment:
    Unrealized holding loss arising
      during period                                         (790)       (14,712)
                                                     -----------    -----------

   Comprehensive loss                                $  (287,393)   $  (102,555)
                                                     ===========    ===========

Loss per common share and common share equivalents   $      (.06)   $      (.02)
                                                     ===========    ===========

Weighted average common share and common share
 equivalents outstanding                               4,648,205      4,648,205
                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.

                             FBR CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                        1999           1998
                                                     -----------    -----------

Operating expenses                                   $   (25,047)   $   (27,605)
                                                     -----------    -----------

     Loss from operations                                (25,047)       (27,605)
                                                     -----------    -----------

Other income (expense):
  Interest expense                                          (721)          (721)
  Interest income                                          2,879          4,053
  Realized loss on disposal of Parlux common stock       (84,403)            --
                                                     -----------    -----------

    Other income (expense), net                          (82,245)         3,332
                                                     -----------    -----------

  Net loss                                              (107,292)       (24,273)

Other comprehensive income (loss):
  Unrealized gain (loss) on investment:
  Unrealized holding gain (loss) arising
    during period                                            325          8,924
                                                     -----------    -----------

   Comprehensive loss                                $  (106,967)   $   (15,349)
                                                     ===========    ===========

Loss per common share and common share equivalents   $      (.02)   $        --
                                                     ===========    ===========

Weighted average common share and common share
 equivalents outstanding                               4,648,205      4,648,205
                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.

                             FBR CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                               1999        1998
                                                          ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $(286,603)   $(87,843)
                                                          ---------    --------
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Realized loss on disposal of Parlux common stock      251,663          --
      (Increase) decrease in:
        Other current assets                                    973         235
      Increase (decrease) in:
        Accounts payable and accrued expenses                 5,281       3,111
                                                          ---------    --------
              Total adjustments                             257,917       3,346
                                                          ---------    --------

              Net cash used in operations activities        (28,686)    (84,497)
                                                          ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of U.S. Government Treasury Bills     275,670      86,751
                                                          ---------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   246,984       2,254

CASH AND CASH EQUIVALENTS, beginning of period               15,223      10,238
                                                          ---------    --------

CASH AND CASH EQUIVALENTS, end of period                  $ 262,207    $ 12,492
                                                          =========    ========

        The accompanying notes are an integral part of these statements.

                             FBR CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements of FBR Capital Corporation ("FBR" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine-month and three-month periods ended March 31, 1999 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

CASH AND CASH EQUIVALENTS AND INVESTMENTS

The Company's policy is to invest cash in excess of operating requirements in income-producing investments. Temporary cash investments are all highly liquid investments with maturity of three months or less when purchased and are considered to be cash equivalents for cash flow purposes. Investments in the common stock of Parlux Fragrances, Inc. ("Parlux Common Stock") and U.S. Government Treasury Bills are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Investment in Parlux Common Stock is classified as "available for sale." Changes in the market value are reflected in the stockholders' equity section of the Company's balance sheet under the caption "Accumulated Other Comprehensive Loss," in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."

PREFERRED STOCK EXCHANGE

During the quarter ended March 31, 1999, the Company exchanged 1,326 shares of Parlux Common Stock for the remaining two issued and outstanding shares of the Company's Preferred Stock.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common share and common share equivalents outstanding during the period. Primary and fully diluted earnings per share are considered to be the same in all periods. The impact of outstanding warrants and stock options were not included in the calculation of net loss per share in 1999 and 1998 as their inclusion would have an anti-dilutive effect on those results.

                             FBR CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

INCOME TAXES

The Company has a net operating loss carryforward of approximately $6,900,000 at March 31, 1999. No federal tax benefit has been recorded due to the uncertainty of the Company's ability to realize benefits by generating taxable income in the future. These carryforwards expire through fiscal year 2013. Due to a greater than 50% change in the ownership of the Company, as defined in the Internal Revenue Code, resulting from various equity offerings, certain restrictions exist as to the use of net operating loss carryforwards to offset future taxable income.

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

SUBSEQUENT EVENT

Effective April 15, 1999, the Company acquired 90.17% (8,398,834 shares) of the outstanding capital stock of Vitrix Incorporated ("Vitrix"), a privately held Arizona corporation (the "Acquisition"). The Acquisition was consummated in accordance with the terms of an Exchange Agreement, dated April 15, 1999, by and among FBR, Vitrix and certain of the Vitrix shareholders who agreed to participate in the Acquisition (the "Exchange Agreement").

Under the terms of the Exchange Agreement, upon consummation of the Acquisition each outstanding share of Vitrix common stock (held by a participating Vitrix shareholder) was converted into the right to receive a combination of .9224 shares of FBR common stock ("FBR Common Stock") and 1.0736 shares of Series B Convertible Preferred Stock of FBR ("Preferred Stock"). Each share of Preferred Stock is automatically convertible into one share of FBR Common Stock at such time as FBR has the authorized capital to issue such shares. The aggregate consideration paid in the Acquisition was 7,747,084 shares of FBR common stock and 9,016,988 shares of Preferred Stock (collectively, the "Shares"). The Exchange Agreement also provided for the assumption of outstanding options and warrants to purchase an aggregate of 1,122,000 shares of Vitrix common stock, which will be converted into options and warrants to purchase FBR Common Stock, subject to adjustment for the appropriate exchange ratio.

                             FBR CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

SUBSEQUENT EVENT (CONTINUED)

Giving effect to the issuance of the Shares, the participating Vitrix shareholders own approximately 78.3% of the outstanding shares of FBR Common Stock (assuming conversion of the Preferred Stock into FBR Common Stock) and the current FBR shareholders own the remaining 21.7% of the outstanding FBR shares.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

On April 15, 1999, the Company entered into an Exchange Agreement with Vitrix. As a result of the merger, Vitrix became a 90.17 percent-owned subsidiary of FBR.

On June 28, 1996, the Company sold to Parlux, pursuant to the Asset Purchase Agreement dated January 31, 1996, between the Company and Parlux, substantially all of the assets, properties and rights owned by the Company for cash, shares of common stock and other consideration (the "Asset Sale").

The Company has not conducted any operations since the Asset Sale. Accordingly, the results of its operations prior to the Asset Sale are not material. The reasons for and terms of the Asset Sale and the discontinuance of the Company's business were previously reported in the Company's Proxy Statement, dated April 22, 1996 and Form 10-KSB for the fiscal year ended June 30, 1996.

Since the Asset Sale in June 1996, the Company's operations have been limited to the conduct of administrative activities, including paying indebtedness remaining after the Asset Sale, acquiring outstanding notes, settling a claim for prior services, preparing and filing federal and state tax returns and SEC filings, undertaking and completing an exchange offer for preferred shares and other general corporate activities.

In connection with the Asset Sale in June 1996, all employees of the Company were terminated and the Company has no employees. The Company's two executive officers provided certain services to the Company on a part-time contingency basis. In connection with the Acquisition, the two executive officers have resigned as of the effective date of the acquisition.

                             FBR CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, information appearing under Part 1, Item 2, "Management's Discussion and Analysis or Plan of Operation", are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Factors set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, under Item 1, "Business" and Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" together with other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-QSB.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FBR CAPITAL CORPORATION


Dated: May 13, 1999
                                       By  /s/ Philip R. Shumway
                                           -----------------------------
                                           Philip R. Shumway
                                           President and Chief Executive Officer