Form 10KSB
period 1999-06-30
FBR CAPITAL CORP /NV/
filed 1999-09-16
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended June 30, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from _______________ to _______________

    Commission File number 33-58694

                             FBR CAPITAL CORPORATION
                 (Name of small business issuer in its charter)

            Nevada                                                13-3465289
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

              20 East University, Suite 304, Tempe, Arizona 85281
              ---------------------------------------------------
                    (Address of principal executive offices)

                                 (480) 967-5800
                           ---------------------------
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.005 par value

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for most recent fiscal year: $743,954

     The aggregate market value of the voting stock (based on the closing price on that date) held by non-affiliates of the Registrant as of September 13, 1999 was approximately $2,700,000.

     Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 13, 1999, the issuer had outstanding 13,241,031 shares of Common Stock, par value $.005 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive proxy statement dated September 16, 1999 for the Annual Meeting of Stockholders to be held on October 7, 1999 (Part III - Items 10, 11, 12 and 13).

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     FBR Capital Corporation (the "Company" or "FBR") was incorporated as Richard Barrie Fragrances, Inc. in the State of Nevada on June 6, 1988, for the original purpose of developing, manufacturing and marketing fragrances, cosmetics, skin treatment and personal care products sold primarily through department and specialty stores and drugstores. On July 1, 1996, following the Asset Sale (discussed below) and approval of its stockholders, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name from "Richard Barrie Fragrances, Inc." to "FBR Capital Corporation." As of the date of this report, the Company conducts its operations through its subsidiary, Vitrix Incorporated, an Arizona corporation formed on April 26, 1996 ("Vitrix"). Unless otherwise indicated, references to the Company in this report shall include Vitrix.

     Effective June 30, 1996, FBR sold substantially all of its properties and rights (the "Asset Sale") to Parlux Fragrances, Inc. During the period from the Asset Sale to April 1999, FBR's operations were limited to the conduct of administrative activities and discussions with third parties regarding possible business combinations.

     On April 15, 1999, FBR acquired the outstanding capital stock of Vitrix pursuant to the terms of an Exchange Agreement, dated as of such date, by and among FBR, Vitrix and certain of the Vitrix shareholders who agreed to participate in the transaction. Under the terms of the Exchange Agreement, each outstanding share of Vitrix common stock, no par value per share ("Vitrix Common Stock") was converted into a combination of .9225 shares of FBR common stock, $.005 par value per share ("Common Stock") and 1.0736 shares of Series B Convertible Preferred Stock, $.01 par value per share, of FBR ("Preferred Stock"). Each share of Preferred Stock is automatically convertible into one share of Common Stock at such time as FBR has the authorized capital to issue such shares.

     The aggregate consideration paid in the transaction was 8,592,826 shares of Common Stock and 10,000,000 shares of Preferred Stock (the "Shares"). The Exchange Agreement also provided for the assumption of outstanding options and warrants to purchase an aggregate of 1,086,000 shares of Vitrix Common Stock, which have been converted into options and warrants to purchase an aggregate of 2,167,798 shares of Common Stock. Giving effect to the issuance of the Shares, Vitrix shareholders now own approximately 80% of the outstanding shares of Common Stock (assuming conversion of the Preferred Stock into Common Stock and excluding outstanding options and warrants) and the shareholders of FBR existing prior to the Exchange Agreement now own the remaining 20% of such FBR shares.

     Although FBR became the parent company of Vitrix following the consummation of the transaction, the acquisition was accounted for as a recapitalization of Vitrix and the purchase of FBR by Vitrix, as Vitrix is the controlling company after the transaction. The accompanying financial statements of FBR include the accounts of Vitrix for all periods presented, and the accounts of FBR from April 15, 1999, the effective date of the acquisition.

     Vitrix designs, develops, manufactures and markets a complete line of time and labor management products targeting small to mid-sized companies of five (5) to 2,000 employees. Vitrix's products are designed to improve productivity by automating collection of time and attendance data, staff scheduling and management of labor resources. Vitrix markets its products through a nationwide reseller network and directly to end-users.

     On September 16, 1999, the Company filed a definitive Information Statement for its Annual Meeting of Stockholders to be held on October 7, 1999 (the "Annual Meeting"). Proposals to elect six (6) directors, amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock to 50,000,000 and change the Company's name to Vitrix Inc. and adopt the Company's 1999 Equity Compensation Plan will be considered at the Annual Meeting. Upon approval of such proposals, the Company intends to promptly file with the Nevada Secretary of State an amendment to the Company Articles of Incorporation to effectuate the change in the number of authorized shares and Company name. Immediately following such filing, the Preferred Stock will be automatically converted into Common Stock without any further action on the part of the holder of such Preferred Stock.

PRODUCTS AND SERVICES

     The Company designs, develops, manufacturers and markets a line of time and labor management hardware and software products targeting small to mid-sized companies of up to 2,000 employees. The Company's core product, HourTrack 98, was first introduced in November 1998 and is an internally developed, proprietary software application that maintains and automates the process of collecting time sheet information and provides reports to help companies determine how their employees spend their time. HourTrack 98 also automatically accrues vacation, sick and personal time, and effectively replaces the traditional punch clock with a fully automated system designed to provide significant savings to its users.

     The Company offers three (3) types of business solutions:

     SOFTWARE-ONLY SOLUTIONS - The Company's software-only solutions are designed for environments in which all company employees have access to a personal computer. Clocking in and out is performed using a Windows 95, 98 or NT computer running HourTrack. The HourTrack software is designed to provide a high value to customers due to its low cost, ease of use and high level of functionality.

     BADGE READER SOLUTIONS - The Company's badge reader solutions are designed for environments where there are a large number of hourly employees or individuals that do not have access to a personal computer, such as high traffic office area or shop floors.

     BIOMETRIC SOLUTIONS - The Company's biometric solutions (used in lieu of badges or password systems) are designed to help employers ensure that the person clocking in or out is the actual person being clocked in and out, and thereby eliminate a common problem known as "buddy-punching." The Company believes that employers lose significant money as a result of employees clocking in for each other, thereby impacting earnings. The Company's biometric solutions include three (3) hardware options: fingerprint verification, two-finger geometry and full hand geometry.

LABOR MANAGEMENT SOLUTIONS

     The Company's flagship product, HourTrack 98, is an internally developed, proprietary software application designed to maintain and automate the process of collecting time sheet information and assist management in enhancing employer productivity in the workplace. By replacing the traditional punch clock with a fully automated system, the Company believes this product produces substantial savings employers.

HOURTRACK 98

     All hardware options available from Vitrix function by communicating with HourTrack 98. This software is responsible for making sense of and reporting data as well as maintaining and enforcing company policies. The primary features of HourTrack 98 include time tracking, benefit tracking, job tracking, human resource functionality, employee scheduling, messaging, reporting and the import/export of data. HourTrack 98 also automatically accrues vacation, sick and personal time.

     HourTrack 98 is currently available in two editions:

          HOURTRACK 98 SMALL BUSINESS EDITION (SBE) - This version of HourTrack 98 includes all of the primary features of the software (discussed above) and is designed for a single-administrator-environment in a small business.

          HOURTRACK 98 PROFESSIONAL EDITION (PRO) - This version of HourTrack 98 contains all of the SBE features plus individualized security, audit trails and rules-based benefit accruals. HourTrack 98 PRO is designed for use in a multiple administrator environment where user-level security and audit trails are important.

     Both editions of HourTrack (SBE and PRO) are available as stand-alone solutions or bundled in a "kit" format as the QuickSwipe Kit, QuickTouch Kit or TelePunch Kit.

QUICKSWIPE KIT

     The QuickSwipe kit is an all-in-one package that contains the software, badge reader, cables and badge cards necessary to implement a time and attendance system. The Company offers four different badge systems, each of which is available as a QuickSwipe Kit to simplify the implementation of a time and attendance system.

QUICKTOUCH KIT

     The QuickTouch kit is an all-in-one package that contains the software and necessary hardware to implement a biometric time and attendance solution. Three
(3) biometric options are available including fingerprint verification and two-finger geometry verification.

HANDPUNCH KIT

     The HandPunch Kit is an all-in-one package that contains the software and necessary hardware to implement a convenient and secure time and attendance solution. This affords the customer a lower cost, high reliability entry to the time and attendance market, particularly where "buddy punching" is an issue. The Company believes that hand punch technology growth over the past 18 months has been significant.

TELEPUNCH KIT

     The Company's first telephony solution, TelePunch, was introduced in May 1999 in response to strong customer feedback requesting a solution for remote management issues. Telepunch is designed to provide a solution for environments where remote employees have the need to clock-in or clock-out at a specific site or for a specific task or job category change during the workday. TelePunch offers a complete hardware/software solution that allows employees to clock in and out via use of a standard telephone or mobile phone. Through the use of an access code and standard telephone keypad, employees are clocked in to a central server location. For security purposes and to deal with "buddy punching," the system also has the capability of recording caller ID information.

MARKETING

     The Company markets and sells its products to small and mid-sized companies in markets in the United States and foreign countries through its nationwide reseller network and directly to end users. End-users include companies in the manufacturing and service industries, and in the public and private sectors. The Company believes that the market for time and labor management products consists of the following three (3) business segments:

               SMALL BUSINESSES. This segment is comprised of companies with fewer than 20 employees and only a single administrator who performs time sheet edits and prepares employee hours for payroll.

               MID-SIZED BUSINESSES. This segment is comprised of companies with 20 to 500 employees. These companies normally have two (2) or more administrators who perform time sheet edits and prepare employee hours from a single office. In many cases multiple stations are necessary for clocking in and out, however, all data is administered from a central location.

               ENTERPRISE BUSINESSES. Enterprise businesses generally have over 500 employees with multiple satellite offices, each of which have one (1) or more administrators. Payrolls are performed at a central or headquarter office. An enterprise customer is analogous to a collection of Mid-Sized Businesses requiring a central location to collect and store data.

     The Company is currently developing an enterprise-class software solution designed to meet the time and attendance needs of enterprise businesses. The Company believes that this product will be available for release in the fourth quarter of the calendar year, although no assurance can be given that the Company will be able to meet this schedule.

     The Company believes there are over 2.4 million businesses that fall into the small to mid-sized businesses market segment. According to industry statistics, approximately 80% of the businesses that fall into these two market segments could benefit from the automation of the collection of time and attendance. At an average solution cost of approximately $1,200, the small to mid-sized market represents approximately $2.3 billion in potential sales.

SALES

     The Company offers its products through a nationwide reseller network and directly to end users via the Internet at the Vitrix Online Store or by contacting a Vitrix sales representative. The Company provides support in the form of training and provision of internally generated marketing materials.

     The Company's sales strategy is to continually evaluate revenue opportunities via all channels of distribution to further develop and expand its direct/indirect product sales marketing program. In the future, the Company expects to maintain a marketing strategy of utilizing a combination of reseller and direct product sales as part of its long-term strategy. The Company believes that growth in its reseller network will exceed 250 by the last half of fiscal year 2000. The Company also intends to expand sales via maximizing the opportunities through the web and the Vitrix On Line Store for direct ordering of products, although no assurance can be given that any such efforts will come to fruition or otherwise be successful.

     DIRECT SALES. Vitrix sales representatives generally provide presales technical and pricing information to potential customers. In addition, from time to time sales representatives present Vitrix solutions at a customer's facility. Marketing materials, sample CDs and technical documents are normally provided by the Company's inside sales staff to customers who desire to research the best solutions.

     Vitrix Online Store. The Vitrix Online Store, which commenced operation on the Internet in August 1998, provides customers with an easy and complete option to purchase products online. By visiting the Company's web site, http://store.vitrix.com, any Vitrix product can be purchased directly online from anywhere in the world, 24 hours a day, 7 days a week. The Online Store enables the Company to meet the needs of existing customers looking for accessories, and international customers who, due to time zone differences, are unable to speak directly with a Company sales representative. Vitrix recently introduced the Vitrix Affiliate Program, whereby any entity who features the Company's banner and links business to the Online Store can receive compensation in the form of a referral fee.

RESELLER NETWORK

     Since the automation of time and labor management can be a big step for certain businesses, a local reseller's role can be vital. It often requires a great deal of planning and a strategy for deployment that might include employee training and the coordination of a company's Human Resources and Management Information System departments. Because of this potential complexity, customers may prefer a face-to-face meeting or a visit to their facilities. The Company looks to the reseller to provide this pre- and post-sales support.

     Currently, it is not feasible for the Company to support installation with every customer directly. Accordingly, having a strong reseller network is critical to the Company's long-term business and growth strategy. Time and Attendance vendors often service their own geographical region by visiting customer sites and recommending a solution that best fits a customer's needs. The Company focuses its efforts on attracting qualified resellers and providing them with the appropriate knowledge and tools necessary to effectively sell Vitrix's products.

     During the next 12 months, as the Company's reseller network grows, the Company intends to increase the commission structure for productive resellers, as well as actively recruit an additional 100-150 resellers globally. The Company's strategy with respect to resellers is to continually evaluate the productivity and effectiveness of its resellers, with the goal of achieving a small number of highly productive revenue producers. Toward that end, the Company has developed ads that target resellers, which are currently running in various reseller trade magazines. The Company also has planned to hold educational training classes around the country that will be freely available to educate resellers with respect to Vitrix solutions.

     The Company intends to aggressively recruit resellers, value added resellers ("VARs"), and select distributors to sell and support its products. To that end, the Company intends to implement several programs to introduce to the reseller channel over the next several months.

SERVICES AND SUPPORT

     The Company maintains a professional service and technical support organization which provides a suite of maintenance and professional services. These services are designed to support the Company's customers throughout the product life cycle. The professional services include implementation support, technical and business technical consulting, as well as integration and optimization. Maintenance service options are delivered through Vitrix's centralized support operation or through local service personnel. The Company's educational services offer a full range of curriculums which are delivered through local training at the Company's Tempe, Arizona headquarters or via computer based training courses. When necessary, the Company also may provide software customization services to meet any unique customer requirements.

MANUFACTURING AND SOURCES OF SUPPLY

     The duplication of the Company's software and the printing of documentation are outsourced to suppliers. The Company currently has four suppliers who have been certified to the Company's manufacturing specifications to perform the software duplication process. Although most of the parts and components included within the Company's products are available from multiple suppliers, certain parts and components are purchased from single suppliers. The Company has chosen to source these items from single suppliers because it believes that the supplier chosen is able to consistently provide the Company with the highest quality product at a competitive price on a timely basis. While the Company has to date been able to obtain adequate supplies of these parts and components, the Company's inability to transition to alternate sources on a timely basis if and as required in the future could result in delays or reductions in product shipments which could have a material adverse effect on the Company's operating results

PRODUCT DEVELOPMENT

     The Company's product development efforts are focused on enhancing and increasing the performance of its existing products and developing new products and interfaces to third party products on a timely basis for the increasingly sophisticated needs of its customers. During fiscal 1999, and 1998, research and development expenses were $232,250 and $117,515, respectively. The Company intends to continue to commit resources to enhance and extend its product lines and develop interfaces to third party products. Although the Company is continually seeking to further enhance its product offerings and to develop new products and interfaces, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that the Company's competitors will not develop and market products which are superior to the Company's products or achieve greater market acceptance. The Company also depends upon the reliability and viability of a variety of software development tools owned by third parties to develop its products. If these tools are inadequate or not properly supported, the Company's ability to release competitive products in a timely manner could be adversely impacted.

     The Company is currently developing an enterprise-class software solution designed to meet the time and attendance needs of enterprise businesses. The Company believes that this product will be available for release in the fourth quarter of the calendar year, although no assurance can be given that the Company will be able to meet this schedule.

PROPRIETARY RIGHTS

     The Company relies on a combination of trademarks, trade secret law and contracts to protect its proprietary technology. The Company generally provides software products to end-users under non-exclusive shrink-wrap licenses or under signed licenses, both of which may be terminated by Vitrix if the end-user breaches the terms of the license. These licenses generally require that the software be used only internally subject to certain limitations, such as the number of employees, simultaneous users, computer model and serial number, features and/or terminals for which the end-user has paid the required license fee. The Company authorizes its resellers to sublicense software products to end-users under similar terms. In certain circumstances, the Company also makes master software licenses available to end-users which permit either a specified limited number of copies or an unlimited number of copies of the software to be made for internal use. Some customers license software products under individually negotiated terms. Despite these precautions, it may be possible to copy or otherwise obtain and use the Company's products or technology without authorization. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

COMPETITION

     The Company provides time and attendance, data collection and labor management solutions that enables businesses to optimize their labor resources. The labor management industry is highly competitive. Competition is increasing as competitors in related industries, such as human resources management, payroll processing and employee resource planning ("ERP") enter the time and attendance market. Advances in software development tools have accelerated the software development process and, therefore, can allow competitors to penetrate certain of the Company's markets. Although the Company believes it has certain technological and other advantages over its current competitors, maintaining those advantages will require continued investment by the Company in research and development and marketing and sales programs. There can be no assurance that the Company will have sufficient resources to make such investments or to achieve the technological advances necessary to maintain its competitive advantages. Increased competition could adversely affect the Company's operating results through price reductions and/or loss of market share.

     The Company competes primarily on the basis of price/performance, quality, reliability and customer service. In the time and attendance market, the Company competes against firms that sell automated time and attendance products to many industries, against firms that focus on specific industries, and against firms selling related products, such as payroll processing, human resources management, or ERP systems. Many of the Company's competitors, such as Kronos Corporation, Stromberg (formerly known as Jason Data Systems) and Time America, are substantially larger and have access to significantly greater financial resources than the Company. Competitive market conditions could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of June 30, 1999, the Company had sixteen employees. None of the Company's employees is represented by a union or other collective bargaining agreement, and the Company considers its relations with its employees to be good. The Company has encountered intense competition for experienced technical personnel for product development, technical support and sales and expects such competition to continue in the future. Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect the Company's ability to produce, support and sell products in a timely manner.

ITEM 2. PROPERTIES.

     The Company leases approximately 2,000 square feet in Tempe, Arizona. The Company's rental expense for this facility in fiscal 1999 was approximately $35,000. In September 1999 the Company entered into a lease agreement for approximately 5,000 square feet in Tempe, Arizona estimated to commence in November 1999. The Company considers its facilities, including the new lease, to be adequate for its current requirements and that additional space will be available as needed in the future.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, the Company is not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the NASD's over-the-counter market on the electronic bulletin board (the "OTC Bulletin Board") under the symbol "FBRR." The quoted prices reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

     Set forth below are the high and low sales prices of the Common Stock for the periods indicated as reported by the OTC Bulletin Board:

                                   FISCAL 1999

         Period                       High               Low
         ------                       ----               ---

     First quarter                    $0.44             $0.19
     Second quarter                    0.38              0.13
     Third quarter                     0.69              0.38
     Fourth quarter                    0.58              0.39

                                   FISCAL 1998

         Period                       High               Low
         ------                       ----               ---

     First quarter                    $0.56             $0.25
     Second quarter                    0.88              0.25
     Third quarter                     0.56              0.25
     Fourth quarter                    0.56              0.25

     As of September 13, 1999 there were 174 holders of the Company's Common Stock.

     The Company has never paid any cash dividends, and the present policy of the Company is to retain earnings for use in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following selected financial information is derived from the Company's historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein. The accompanying financial statements of FBR include the accounts of Vitrix for all periods presented, and the accounts of FBR from April 15, 1999, the effective date of the merger.

                         SELECTED FINANCIAL INFORMATION

                                                         Years Ended June 30,
                                                      --------------------------
                                                        1999              1998
                                                        ----              ----
Total Revenues                                        $743,954          $269,677
Costs of Revenues                                      249,309            95,884
Gross Profit                                           494,645           173,793
Sales and Marketing Expense                            288,559           206,214
Research and Development Expense                       232,250           117,515
General and Administrative Expense                     226,749           105,073
Net Loss                                               269,302           284,259
Basic Loss per Share                                      0.02              0.03

COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 1999 AND JUNE 30, 1998

     REVENUES. Revenue for fiscal year ended June 30, 1999, rose 176% to $743,954, compared to revenue of $269,677 for the fiscal year ended June 30, 1998. This growth was principally the result of an increase in the number of resellers and an increase in sales activity of the Company's key resellers. The Company was also able to complete several larger dollar value sales during the fiscal year. The Company experienced an increased customer demand for its software-only and badge reader solutions, which resulted in an increase in sales volume. The Company also added additional inside salespersons and increased its advertising and promotional expenditures by 73% over the previous year.

     GROSS PROFIT. Gross profit as a percentage of revenues was 67% in fiscal 1999 and 64% in fiscal 1998. The improvement in gross profit as a percentage of revenues in fiscal 1999 was primarily attributable to an increase in the average price of the products sold. The average price per unit sold was increased due to several larger dollar value sales occurring during the year.

     EXPENSES. Sales and marketing expenses were $288,559, or 39% of revenues, in fiscal 1999 and $206,214, or 76% of revenues, in fiscal 1998. The decrease in sales and marketing expense as a percentage of revenues in fiscal 1999 is attributable to greater sales volume. The increase in sales and marketing expense in fiscal 1999 is primarily due to increased labor costs resulting from the hiring of additional salespeople and increased advertising and promotional expense.

     Research and development expenses were $232,250, or 31% of revenues, in fiscal 1999 and $117,515, or 44% of revenues, in fiscal 1998. The decrease in research and development expense as a percentage of revenues in fiscal 1999 is attributable to greater sales volume. The increase in research and development expenses in fiscal 1999 is attributable to increased labor costs as a result of the Company's commitment to enhance existing products and develop new products.

     General and administrative expenses were $226,749, or 30% of revenues, in fiscal 1999 and $105,073, or 39% of revenues, in fiscal 1998. The decrease in general and administrative expense as a percentage of revenues in fiscal 1999 is attributable to greater sales volume. The increase in general and administrative expenses in fiscal 1999 is primarily attributable to the hiring of additional management personnel and an increase in accounting fees in relation to converting the accounting records of Vitrix to a June fiscal year end.

     Other expense was $16,389 in fiscal 1999 and $29,250 in fiscal 1998. The decrease is a due to a reduction in interest expense as result of conversion on debt to equity during fiscal 1999 and 1998. (See "Item 12 Certain Relationships and Related Transactions.")

LIQUIDITY AND CAPITAL RESOURCES

     Working capital as of June 30, 1999 was $205,657, as compared to $59,959 at June 30, 1998. Cash and cash equivalents at those dates amounted to $376,365 and $96,775, respectively.

     OPERATIONS. Net cash used by operations decreased to $87,624 in fiscal 1999, compared to net cash used by operations of $216,436 in fiscal 1998. The improvement was attributable to an increase in accounts payable and accrued liabilities and the conversion of accrued interest on notes to equity.

     INVESTMENT ACTIVITIES. For the fiscal year ended June 30, 1999, the Company generated cash of approximately $207,000 from the merger with Vitrix. The Company used $26,472 and $10,607, to purchase property and equipment in fiscal 1999 and 1998, respectively.

     FINANCING ACTIVITIES. The Company was able to raise approximately $191,000 and $103,000 through the issuance of Common Stock in fiscal 1999 and 1998, respectively.

     The Company believes that, with its current working capital and funds generated through operations, it will have sufficient working capital to address the anticipated growth of demand and market for its products for the next 12 months. The Company may, however, seek to obtain additional capital through a line of credit at a financial institution or through additional debt or equity offerings during this time period. The raising of additional capital in public markets will primarily be dependent upon prevailing market conditions and the demand for the Company's products and services. No assurance can be given that the Company will be able to raise additional capital, or that such capital, if available, will be on acceptable terms.

INFLATION AND SEASONALITY

     The Company does not believe that its operations are significantly impacted by inflation. The Company's business is not seasonal in nature.

YEAR 2000 COMPLIANCE

     The Company has reviewed its computer systems to identify those areas that could be adversely affected by the Year 2000 ("Y2K") issue. The Y2K issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has determined that all of its information systems are Y2K compliant. The compliance effort to date has resulted in immaterial cost to the Company. Although the Company expects that any future expenditures made in connection with Y2K conversions will not be material, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in its systems.

     As a result of this uncertainty, we are formulating a contingency plan to address the possible effects of problems encountered as a result of Y2K issues.

     The Company believes that some of its customers may be impacted by the Y2K problem, which could in turn impact the Company sales efforts with respect to such customers and the Company's results of operations.

     The Company has completed an inquiry of key vendors to assess their Y2K readiness. Based on this inquiry, the Company is not aware of any problems that would materially affect its business, results of operations or financial condition. However, the inability of such vendors to meet Y2K requirements could materially impact the Company's ability to procure materials from these vendors and to meet its obligations to supply products to its customers.

     The Company is currently formulating a contingency plan to address the possible effects of problems encountered as a result of Y2K issues, and expect that this plan will be complete by October 1999. The Company expects the cost of this plan to be immaterial.

     The Company's products it offers for sale are all Year 2000 compliant.

FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K contains certain forward-looking statements and information which we believe are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward looking statements contained herein can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts, are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements and schedules are included herewith commencing on page F-1.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
FBR Capital Corporation
Tempe, Arizona

We have audited the accompanying balance sheet of FBR Capital Corporation as of June 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FBR Capital Corporation as of June 30, 1999, and the results of its operations and its cash flows for the years ended June 30, 1998 and 1999, in conformity with generally accepted accounting principles.

BDO SEIDMAN, LLP

Los Angeles, California
July 28, 1999

                             FBR CAPITAL CORPORATION
                                  BALANCE SHEET
                                  JUNE 30, 1999


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                                  $ 376,365
  Accounts receivable - trade, net (Note 1)                              42,596
  Inventory (Note 1)                                                     28,397
  Prepaid expenses and other current assets                              10,591
                                                                      ---------
    TOTAL CURRENT ASSETS                                                457,949

PROPERTY AND EQUIPMENT, NET (NOTES 1 AND 2)                              60,865
                                                                      ---------
    TOTAL ASSETS                                                      $ 518,814
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 3)                          $  28,848
  Accounts payable                                                      146,084
  Accrued liabilities                                                    64,125
  Deferred revenue (Note 1)                                              13,235
                                                                      ---------
    TOTAL CURRENT LIABILITIES                                           252,292

LONG-TERM DEBT, LESS CURRENT PORTION (NOTE 3)                            14,466
                                                                      ---------
    TOTAL LIABILITIES                                                   266,758
                                                                      ---------


COMMITMENTS: (NOTE 5)                                                        --

STOCKHOLDERS' EQUITY: (NOTE 6)
  Preferred Stock, $.01 par value, 10,000,000 shares authorized,
    issued and outstanding                                              100,000
  Common stock, $.005 par value, 16,666,667 shares authorized,
    13,241,031 shares issued and outstanding                             66,205
  Contributed capital                                                   956,468
  Accumulated deficit                                                  (870,617)
                                                                      ---------
    TOTAL STOCKHOLDERS' EQUITY                                          252,056
                                                                      ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 518,814
                                                                      =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                             FBR CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS

                                                        YEARS ENDED JUNE 30,
                                                    ----------------------------
                                                        1999           1998
                                                    ------------    -----------

Revenues:
  Product sales                                     $    730,641    $   267,697
  Services revenue                                        13,313          1,980
                                                    ------------    -----------
    TOTAL REVENUES                                       743,954        269,677

COST OF REVENUES                                         249,309         95,884
                                                    ------------    -----------

GROSS PROFIT                                             494,645        173,793
                                                    ------------    -----------

COSTS AND EXPENSES:
  Sales and marketing                                    288,559        206,214
  Research and development                               232,250        117,515
  General and administrative                             226,749        105,073
                                                    ------------    -----------
    TOTAL COSTS AND EXPENSES                             747,558        428,802
                                                    ------------    -----------

NET LOSS FROM OPERATIONS                                (252,913)      (255,009)
                                                    ------------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                                       (24,112)       (35,543)
  Interest income                                          7,723          6,293
                                                    ------------    -----------
                                                         (16,389)       (29,250)
                                                    ------------    -----------
NET LOSS                                            $   (269,302)   $  (284,259)
                                                    ============    ===========

BASIC LOSS PER SHARE (NOTE 1)                       $      (0.02)   $     (0.03)
                                                    ============    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         16,473,873      9,123,236
                                                    ============    ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                             FBR CAPITAL CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                     PREFERRED STOCK        COMMON STOCK      CONTRIBUTED  ACCUMULATED
                                    SHARES     AMOUNT      SHARES    AMOUNT     CAPITAL      DEFICIT      TOTAL
                                    ------     ------      ------    ------     -------      -------      -----
Balance at July 1, 1997            4,809,734  $ 48,097   4,132,921  $  20,665  $ 186,558    $(317,056)  $ (61,736)
  Issuance of  stock to employees
   and directors                     257,664     2,577     221,406      1,107     (1,459)          --       2,225
  Sale of stock                    2,469,283    24,693   2,121,812     10,609     65,898           --     101,200
  Forgiveness of related party
    debt and interest                     --        --     136,876         --    136,876
  Net loss                                --        --          --   (284,259)  (284,259)
                                  ----------  --------  ----------  ---------  ---------    ---------   ---------


Balance at June 30, 1998           7,536,681    75,367   6,476,139     32,381    387,873     (601,315)   (105,694)
  Conversion of related party
    debt and interest              1,463,319    14,633   1,257,404      6,287    243,650           --     264,570
  Sale of  stock, net of
     costs of $9,063               1,000,000    10,000     859,283      4,296    176,622           --     190,918
  Merger with Vitrix Incorporated  4,648,205    23,241     148,323    171,564
  Net loss                                --        --          --   (269,302)  (269,302)
                                  ----------  --------  ----------  ---------  ---------    ---------   ---------

Balance at June 30, 1999          10,000,000  $100,000  13,241,031  $  66,205  $ 956,468    $(870,617)  $ 252,056
                                  ==========  ========  ==========  =========  =========    =========   =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                             FBR CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                           YEARS ENDED JUNE 30,
                                                         -----------------------
                                                           1999         1998
                                                         ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents:
  Cash flows from operating activities:
  Net Loss                                               $(269,302)   $(284,259)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation                                            28,678       20,367
    Non-cash interest expense                               64,570       26,876
    Accrued interest assumed in merger                     (11,645)

  Changes in Assets and Liabilities:
    Accounts receivable-trade                               (7,429)      (5,213)
    Inventory                                              (11,352)       7,426
    Prepaid expenses and other current assets               (7,477)      (3,114)
    Accounts payable                                       100,015       13,854
    Accrued liabilities                                     13,083        7,627
    Deferred revenue                                        13,235           --
                                                         ---------    ---------
      NET CASH USED BY OPERATING ACTIVITIES                (87,624)    (216,436)
                                                         ---------    ---------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                     (26,472)     (10,607)
    Cash acquired in merger                                207,678           --
                                                         ---------    ---------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES     181,206      (10,607)
                                                         ---------    ---------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of capital leases                             (4,910)          --
    Proceeds from issuance of stock                        190,918      103,425
                                                         ---------    ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES            186,008      103,425
                                                         ---------    ---------

Net change in cash and cash equivalents                    279,590     (123,618)
Cash and cash equivalents at beginning of period            96,775      220,393
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 376,365    $  96,775
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                          $   3,142    $   2,710
                                                         =========    =========

  Income taxes paid                                      $      --    $      --
                                                         =========    =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Assets acquired by entering into capital leases        $  28,724    $      --
                                                         =========    =========

  Conversion of related party notes and accrued
    interest to equity                                   $ 264,570    $ 136,876
                                                         =========    =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                             FBR CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                             AND USE OF ESTIMATES:
--------------------------------------------------------------------------------

NATURE OF BUSINESS AND MERGER:

FBR Capital Corporation (the Company or FBR) was incorporated as Richard Barrie Fragrances, Inc. in the State of Nevada on June 6, 1988, for the original purpose of developing, manufacturing and marketing fragrances, cosmetics, skin treatment and personal care products sold primarily through department and specialty stores and drugstores. On July 1, 1996, following the transaction described below, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name from "Richard Barrie Fragrances, Inc." to "FBR Capital Corporation", as authorized by the stockholders of the Company. For purposes of these Notes to Financial Statements, the Company shall also include Vitrix (defined below).

Effective June 30, 1996, the Company sold substantially all of the assets (the Asset Sale), properties and rights owned by the Company in connection with its fragrance business to Parlux Fragrances, Inc. Since the Asset Sale in June 1996, the Company's operations have been limited to the conduct of administrative activities and conducting discussions with respect to possible business combinations.

On April 15, 1999 FBR acquired the outstanding capital stock of Vitrix Incorporated (Vitrix). The merger was consummated in accordance with the terms of an Exchange Agreement dated April 15, 1999, by and among FBR, Vitrix and certain of the Vitrix shareholders who agreed to participate in the merger.
Under the terms of the Exchange Agreement, each outstanding share of Vitrix common stock was converted into a combination of .9225 shares of FBR common stock and 1.0736 shares of Series B Convertible Preferred Stock of FBR. Each share of FBR Preferred Stock is automatically convertible into one share of FBR Common Stock at such time as FBR has the authorized capital to issue such shares. The aggregate consideration paid in the merger was 8,592,826 shares of FBR common stock and 10,000,000 shares of Preferred Stock (the "Shares"). The Exchange Agreement also provided for the assumption of outstanding options and warrants to purchase an aggregate of 1,086,000 shares of Vitrix common stock, which have been converted into options and warrants to purchase FBR Common Stock, subject to adjustment for the appropriate exchange ratio.

Giving effect to the issuance of the Shares, the Vitrix shareholders own approximately 80% of the outstanding shares of FBR Common Stock (assuming conversion of the Preferred Stock into FBR Common Stock) and the prior FBR shareholders own the remaining 20% of the outstanding FBR shares. Although FBR is the parent company of Vitrix following the transaction, the transaction was accounted for as a recapitalization of Vitrix and a purchase of FBR by Vitrix as Vitrix is the controlling company after the merger. The accompanying financial statements of FBR include the accounts of Vitrix for all periods presented, and the accounts of FBR from April 15, 1999, the effective date of the merger. The Company intends to change its name from FBR Capital Corporation to Vitrix, Inc., pending shareholder approval.

Vitrix Incorporated, an Arizona corporation formed on April 26, 1996, develops time and labor management solutions that help its customers improve productivity by automating data collection, staff scheduling and management of labor resources. Its proprietary software applications are targeted to small to mid-size companies and are sold via the Internet from the Vitrix Online Store, resellers and directly through Vitrix's sales representatives.

                             FBR CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                       AND USE OF ESTIMATES: (CONTINUED)
--------------------------------------------------------------------------------

PERVASIVENESS OF ESTIMATES:

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

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

ACCOUNTS RECEIVABLE - TRADE:

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. As of June 30, 1999 a provision for uncollectible accounts has been established in the amount of $2,427.

INVENTORY:

Inventory is stated at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. The average lives range from three to five years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Property and equipment are reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review includes estimating future cash flows. Property and equipment costs are expensed when determined not realizable. Depreciation expense was $28,678 and $20,367, respectively, for the years ended June 30, 1999 and 1998.

The Company is the lessee of computer equipment, with an original cost of approximately $29,000, under three (3) capital lease agreements expiring through November 2001. The assets and liabilities under the capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are being depreciated over their estimated productive lives. Depreciation of the assets under the capital lease agreements is included in depreciation expense as noted above.

                             FBR CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                       AND USE OF ESTIMATES: (CONTINUED)
--------------------------------------------------------------------------------

SOFTWARE DEVELOPMENT COSTS:

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgement by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a product-by-product basis using straight-line amortization with useful lives of five years or, if less, the remaining estimated economic life of the product. Amounts related to internal software development that could be capitalized under this statement were immaterial.

REVENUE RECOGNITION AND DEFERRED REVENUE:

The Company derives its revenues from the sale of frontline labor management systems as well as sales of application software, parts and components. The Company's systems consist of fully integrated software and intelligent data collection terminals. The Company also derives revenues by providing maintenance, professional and educational services to its direct customers. The Company recognizes revenues from sales of its systems, application software, parts and components at the time of shipment, unless the Company has significant obligations remaining. When significant obligations remain, revenue is not recognized until such obligations have been completed or are no longer significant. The Company recognizes revenues from its sales-type leases of systems at time of shipment. Service revenues are recognized ratably over the contractual period or as the services are performed.

The Company provides installation services and certain warranties to its customers. It also provides, without additional charge, certain software product enhancements for customers covered under software maintenance contracts. The provision for these expenses are made at the time revenues are recognized.

DEFERRED INCOME TAXES:

Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, there is uncertainty of the utilization of the operating losses in future periods. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying values of cash, cash equivalents, accounts receivable, accounts payable and current notes payable approximate their fair values because of the short maturity of these instruments. With respect to long-term debt, based on the borrowing rates currently available to the Company for similar bank and equipment loans and capitalized leases, the amounts reported approximate the fair value of the respective financial instruments.

                             FBR CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                       AND USE OF ESTIMATES: (CONTINUED)
--------------------------------------------------------------------------------

LOSS PER SHARE:

Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares outstanding of common and preferred stock. The common and preferred stock amounts in the accompanying financial statements have been restated to give effect to the exchange ratio established in the Exchange Agreement between FBR and Vitrix. The preferred stock was included in the calculation due to its automatic conversion into common stock once the Company has sufficient authorized common stock to issue the shares. (See Note 6)

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. At June 30, 1999 and 1998, options and warrants to purchase 2,278,298 and 1,102,577 shares of the Company's common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive.

STOCK-BASED COMPENSATION:

The Company has elected to follow Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."


--------------------------------------------------------------------------------
                                     NOTE 2
                             PROPERTY AND EQUIPMENT:
--------------------------------------------------------------------------------

At June 30, 1999 property and equipment consists of:

      Computers and  equipment                           $ 118,407
      Furniture and fixtures                                 6,144
                                                         ---------
                                                           124,551
      Less: accumulated depreciation                       (63,686)
                                                         ---------
                                                         $  60,865
                                                         =========

                             FBR CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------
                                     NOTE 3
                                 LONG-TERM DEBT
--------------------------------------------------------------------------------

At June 30, 1999 long-term debt consists of the following:

      10% convertible subordinated promissory note to an
        individual, currently in default, see description below.       $ 19,500

      Capital leases payable, interest at rates ranging from
        20% to 24%, payable in monthly installments of principal
        and interest, maturing through November 2001                     23,814
                                                                       --------
                                                                         43,314
      Less: current portion                                             (28,848)
                                                                       --------
      Long-term debt                                                   $ 14,466
                                                                       ========

During 1996, Vitrix entered into a debt financing agreement for $310,000 with T.P.B. Investment Limited Partnership (TPB), which is owned by a member of the Company's Board of Directors. On June 20, 1998, TPB converted debt of $110,000, together with accrued interest thereon of approximately $27,000, to contributed capital.

On March 3, 1999, TPB agreed to convert the remaining principal and accrued interest outstanding on its notes. The agreement calls for the conversion of the remaining $200,000 principal and accrued interest of $64,570 in exchange for 2,720,723 shares of the Company's common and preferred stock.

On January 13, 1994, FBR entered into a series of 10% convertible subordinated promissory notes due January 15, 1996 totaling $5,157,750. On June 30, 1996 simultaneous with the closing of the Asset Sale, FBR completed an exchange offer in the aggregate principal amount of $5,040,750 with certain holders of the notes. On October 21, 1996, FBR completed the extinguishments of $97,500 of the notes in exchange for cash and, common stock warrants (Note 6). The Company believes the remaining note holder will also accept a settlement of the obligation on terms not requiring the full cash payment of the amount due. As of June 30, 1999, accrued interest on the note was $12,374.

On April 14, 1999 the Company entered into an agreement with an institution in which the Company has the right to demand the institution to purchase 100,000 shares of the Company's common stock at $.35 per share in order to satisfy the convertible note's outstanding principal and interest due. This agreement expires on January 31, 2001 or the date the note is satisfied in full.

                             FBR CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------
                                     NOTE 3
                           LONG-TERM DEBT (CONTINUED)
--------------------------------------------------------------------------------

As of June 30, 1999 future minimum lease payments due under the capital lease agreements, are as follows:

         YEAR ENDING
           JUNE 30
         -----------
             2000                                                    $ 13,827
             2001                                                      13,333
             2002                                                       3,388
                                                                     --------

      Total minimum lease payments                                     30,548
      Less:  amount representing interest                              (6,734)
                                                                     --------
      Present value of net minimum lease payments                      23,814
      Less: current maturities of capital lease obligations            (9,348)
                                                                     --------
            Long-term maturities of capital lease obligations        $ 14,466
                                                                     ========

--------------------------------------------------------------------------------
                                     NOTE 4
                                  INCOME TAXES:
--------------------------------------------------------------------------------

As of June 30, 1999 deferred tax assets consist of the following:

      Federal loss carryforwards                                    $ 190,000
      State loss carryforwards                                         45,000
                                                                    ---------
                                                                      235,000
      Less:  valuation allowances                                    (235,000)
                                                                    ---------
                                                                    $      --
                                                                    =========

The Company has established a valuation allowance equal to the full amount of the deferred tax assets primarily because of uncertainty in the utilization of net operating loss carryforwards.

As a result of stock ownership changes during 1997 and 1998, the Company's ability to utilize net operating losses in the future could be limited, in whole or part, under Internal Revenue Code Section 382. The Company was treated as an S-Corporation for income tax purposes through May 13, 1997. As of June 30, 1999 the Company's federal net operating loss carryforwards was approximately $600,000, and begins expiring in 2012.

The Company's tax expense (benefit) differed from the statutory rate primarily due to the $100,000 change in the deferred tax asset valuation allowance from June 30, 1998.

                             FBR CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------
                                     NOTE 5
                                  COMMITMENTS:
--------------------------------------------------------------------------------

The Company currently leases office space in Tempe, Arizona under a non-cancelable operating lease agreement which expires in May 2001. For the years ended June 30, 1999 and 1998, expense under the aforementioned non-cancelable operating lease agreements was approximately $35,000 and $20,000, respectively.

Future minimum lease payments due under the operating lease agreement is as follows:

                                                YEAR ENDING
                                                  JUNE 30
                                                -----------
                    YEAR
                    ----
                    2000                         $ 36,484
                    2001                           34,249
                                                 --------
                                                 $ 70,733
                                                 ========

--------------------------------------------------------------------------------
                                     NOTE 6
                              STOCKHOLDERS' EQUITY:
--------------------------------------------------------------------------------

SERIES B PREFERRED STOCK:

The Series B Preferred Stock automatically converts into common stock on a one-for-one basis when the Company has the available authorized common stock to complete the conversion for all 10,000,000 shares outstanding as of June 30, 1999.

STOCK OPTIONS:

On July 13, 1999, the Board of Directors authorized the implementation of the 1999 Equity Compensation Plan, subject to shareholder approval. The plan allows for the award of incentive stock options, non-statutory stock options or restricted stock awards to certain employees, directors, consultants and independent contractors. The Company has reserved an aggregate of 3,000,000 shares of common stock for distribution under the plan. The exercise price will be determined by the Board of Directors. Incentive stock options granted under the plan may be granted to employees only, and may not have an exercise price less than the fair market value the common stock on the date of grant. Options may be exercised on a one-for-one basis, with a maximum term of ten (10) years from the date of grant.

Pursuant to the Exchange Agreement, the outstanding options of Vitrix prior to the merger were converted into options to purchase common stock of the Company at the exchange ratio (1.9961 to 1) established in the Exchange Agreement. The table below combines the option activity of FBR and Vitrix based on post-merger number of options.

                             FBR CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------
                                     NOTE 6
                        STOCKHOLDERS' EQUITY (CONTINUED):
--------------------------------------------------------------------------------

STOCK OPTIONS (CONTINUED):

A summary of the activity of the plan follows:

                                                  NUMBER OF     WEIGHTED AVERAGE
                                                   OPTIONS       EXERCISE PRICE
                                                   -------       --------------

Outstanding at June 30, 1997                       414,361           $ 0.23
Granted                                             39,923             0.11
                                                 ---------           ------

Outstanding at June 30, 1998                       454,284             0.22
Granted                                          1,295,489             0.11
Forfeited                                         (119,768)            0.11
                                                 ---------           ------

Outstanding at June 30, 1999                     1,630,005           $ 0.14
                                                 =========           ======

Additional information about outstanding options to purchase the Company's common stock as of June 30, 1999 is as follows:

                                   OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                      ---------------------------------------------   ---------------------------
                                    WEIGHTED AVG.
                                     REMAINING
                       NUMBER OF    CONTRACTURAL      WEIGHTED AVG.   NUMBER OF     WEIGHTED AVG.
      EXERCISE PRICE    SHARES     LIFE (IN YEARS)   EXERCISE PRICE     SHARES     EXERCISE PRICE
      --------------   ---------   ---------------   --------------     ------     --------------
          $2.25           15,000       4.25              $ 2.25          15,000        $ 2.25
      $.11 - $.4375    1,615,005       9.40              $ 0.12         664,846        $ 0.14

Approximately 250,000 options granted prior to June 30, 1998 were originally issued with an exercise price of $.31 per share. In March 1999, the options were repriced at $.11 per share pursuant to a resolution of the Board of Directors.

The stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended June 30, 1999 and 1998. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss for the years ended June 30, 1999 and 1998 would have been reduced to the pro forma amounts presented below:

                             FBR CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------
                                     NOTE 6
                        STOCKHOLDERS' EQUITY (CONTINUED):
--------------------------------------------------------------------------------

STOCK OPTIONS (CONTINUED):

                                           Years Ended June 30,
                                        --------------------------
                                            1999          1998
                                        ----------     ----------

NET LOSS:
As reported                             $ (269,302)    $ (284,259)
                                        ==========     ==========

Pro forma                               $ (282,157)    $ (289,809)
                                        ==========     ==========

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of three (3) years, risk-free interest rates of eight percent (8%), and a zero percent (0%) dividend yield. The weighted average fair value at date of grant for options granted during the years ended June 30, 1999 and 1998 approximated $.03.

WARRANTS:

During the year ended June 30, 1998, the Company granted warrants to purchase 622,793 (post-merger figures) shares of the Company's common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.022 per share. The warrants expire in June 2001.

In addition, the Company has outstanding warrants to purchase 12,500 shares of the Company's common stock at $2 per share. The warrants expire October 25, 1999.

ITEM 8. CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON   ACCOUNTING  AND
        FINANCIAL DISCLOSURE.

     On May 13, 1999, the Company, with the approval of its board of directors, dismissed Arthur Andersen LLP ("Arthur Andersen") and engaged BDO Seidman, LLP ("BDO Seidman") as its independent public accountants for the year ending June 30, 1999. The dismissal of Arthur Andersen was the result of a change in control of the Company.

     Arthur Andersen's reports on the Company's financial statements for the past two (2) years contained no adverse opinion and no disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. In the Company's two most recent fiscal years and the subsequent interim periods preceding the dismissal of Arthur Andersen, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

     During the Company's two most recent fiscal years and the subsequent interim periods preceding the engagement of BDO Seidman, neither the Company nor any party acting on its behalf has consulted with BDO Seidman regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a "disagreement" (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a "reportable event" (as defined in
Item 304(a)(i)(v) of Regulation S-K).

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.

     Incorporated by reference to pages 2 through 5 of the Company's definitive Information Statement for the 1999 Annual Meeting of Stockholders to be held on October 7, 1999, under the following captions: "Director Compensation," and "Executive Compensation.'

ITEM 10.  EXECUTIVE COMPENSATION.

     Incorporated by reference to pages 2 through 5 of the Company's definitive Information Statement for the 1999 Annual Meeting of Stockholders to be held on October 7, 1999, under the following captions: "Director Compensation," and "Executive Compensation.'

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference to page 8 of the Company's definitive Information Statement for the 1999 Annual Meeting of Stockholders to be held on October 7, 1999, under the following caption: "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference form pages 8 and 9 of the Company's definitive Information Statement for the 1999 Annual Meeting of Stockholders to be held on October 7, 1999 under the following caption: "Certain Relationships and Related Transactions."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The exhibits as indexed below are included as part of this Form 10-KSB.

     (b)  Reports on Form 8-K.

          The Company filed the following Reports on Form 8-K during the three months ended June 30, 1999:

          (1) Form 8-K filed on April 30, 1999, to report the acquisition of Vitrix Incorporated.

          (2) Form 8-K filed on May 20, 1999, to report the engagement of BDO Seidman, LLP as the Company's auditors for the fiscal year ending June 30, 1999, and the dismissal of Arthur Andersen LLP.

          (3) Form 8-K/A filed on June 29, 1999 amending the Form 8-K filed on April 30, 1999, and including required financial statements and pro forma financial information for Vitrix Incorporation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FBR CAPITAL CORPORATION (Registrant)

                                          /s/ Philip R. Shumway
                                          --------------------------------------
                                          Philip R. Shumway, President

Dated: September 16, 1999

     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                           Title                         Date
----------                           -----                         ----

/s/ Philip R. Shumway      President, CEO and Director        September 16, 1999
----------------------     (Principal Executive Officer)
Philip R. Shumway

/s/ Craig J. Smith         Chief Financial Officer            September 16, 1999
----------------------     (Principal Financial Officer)
Craig J. Smith

/s/ Michael A. Wolf        Chairman of the Board              September 16, 1999
----------------------
Michael A. Wolf

/s/ Todd R. Belfer         Director                           September 16, 1999
----------------------
Todd R. Belfer

/s/ Lise M. Lambert        Director                           September 16, 1999
----------------------
Lise M. Lambert

/s/ Lise M. Lambert        Director                           September 16, 1999
----------------------
Bahan Sadegh

/s/ Hamid Shojaee          Director                           September 16, 1999
----------------------
Hamid Shojaee

                                  EXHIBIT INDEX

EXHIBIT                                                                   BY REFERENCE       NO. IN
NUMBER   DESCRIPTION                                                      FROM DOCUMENT     DOCUMENT
------   -----------                                                      -------------     --------
3.1      Registrant's Articles of Incorporation                                   A           3.1

3.1.1    Registrant's Amendment to its Articles of Incorporation, dated
         November 7, 1988                                                         A           3.1.1

3.1.2    Registrant's Amendment to its Articles of Incorporation,
         dated June 25, 1991                                                      B           3.1.2

3.1.3    Registrant's Certificate of Reverse Stock Split, dated
         February 15, 1994                                                        C           3.1.3

3.1.4    Registrant's Certificate of Designation of Series A Preferred
         Stock, dated June 27, 1996                                               D           3.1.4

3.1.5    Registrant's Amendment to Articles of Incorporation, dated
         June 25, 1996                                                            D           3.15

3.1.6    Registrant's Certificate of Designation of Series B Preferred
         Stock, dated March 31, 1999                                        Filed herewith    --

3.2      Amended Bylaws of the Registrant                                         C           3.2

4.1      Registrant's Form of Common Stock Certificate                            A           4.1

4.6      Registrant's  Form of 10%  Convertible  Subordinated  Promissory
         Note issued to  purchasers of the  Registrant's  securities in a private placement of the Registrant's securities which closed
         on December 14, 1993 and January 13, 1994                                E           4.7

4.7      Registrant's Form of Warrant to purchase shares of
         Registrant's Common Stock at an exercise price of $.90 per
         share dated February 3, 1994                                             E           4.8

4.7.1    Schedule  of  omitted  documents  in the  form of  Exhibit  4.7, including material detail in which such documents differ from
         Exhibit 4.7.                                                             E           4.8.1

EXHIBIT                                                                   BY REFERENCE       NO. IN
NUMBER   DESCRIPTION                                                      FROM DOCUMENT     DOCUMENT
------   -----------                                                      -------------     --------
10.2     Stock Option Agreement, dated September 20, 1993, between
         Registrant and Patrick McEnany                                           E           10.17

10.2.1   Amendment to Stock Option Agreement, dated February 21, 1995,
         between Registrant and Patrick McEnany                                   G           -

10.3     Asset Purchase Agreement between the Company and Parlux
         Fragrances, Inc., dated January 31, 1996                                 F           10.17

10.4     Registration Rights Agreement between the Company and Parlux
         Fragrances, Inc., dated June 28, 1996                                    F           10.18

10.5     Exchange  Agreement,  dated April 15, 1999, between the Company,
         Vitrix Incorporated ("Vitrix") and the shareholders of Vitrix
         signatory thereto                                                        H           2

10.6     Employment Agreement, dated February 16, 1999, between Vitrix
         and Philip R. Shumway                                              Filed herewith    --

10.7     1999 Equity Compensation Plan                                      Filed herewith    --

27       Financial Data Schedule                                            Filed herewith    --

----------
A.   Form S-18 Registration Statement No. 33-25704-NY.
B. Form 10-K Annual Report of the Registrant for the fiscal year ended June 30, 1991.
C. Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1994
D.   Form 8-K Current Report reporting event on June 28, 1996.
E. Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended December 31, 1993.
F. Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended December 31, 1995.
G. Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1996
H.   Form 8-K Current Report reporting event on April 15, 1999.