Form 10QSB
period 1999-09-30
FBR CAPITAL CORP /NV/
filed 1999-11-15
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to _______________

     Commission File number 33-58694

                                  VITRIX, INC.
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


                             FBR Capital Corporation
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 12, 1999, the issuer had outstanding 14,441,031 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  VITRIX, INC.
                                 BALANCE SHEETS

                                                      SEPTEMBER 30,    JUNE 30,
                                                          1999           1999
                                                       -----------    ---------
                                                       (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                            $   434,397    $ 376,365
  Accounts receivable - trade, net                          37,754       42,596
  Inventory                                                 41,804       28,397
  Prepaid expenses and other current assets                 40,285       10,591
                                                       -----------    ---------

    TOTAL CURRENT ASSETS                                   554,240      457,949

PROPERTY AND EQUIPMENT, NET                                 65,873       60,865
                                                       -----------    ---------

      TOTAL ASSETS                                     $   620,113    $ 518,814
                                                       ===========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                    $    29,228    $  28,848
  Accounts payable                                         119,728      146,084
  Accrued liabilities                                       66,528       64,125
  Deferred revenue                                          15,875       13,235
                                                       -----------    ---------

    TOTAL CURRENT LIABILITIES                              231,359      252,292

LONG-TERM DEBT, LESS CURRENT PORTION                        12,377       14,466
                                                       -----------    ---------

      TOTAL LIABILITIES                                    243,736      266,758
                                                       -----------    ---------

COMMITMENTS:                                                    --           --

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 10,000,000 shares
    authorized, issued and outstanding                     100,000      100,000
  Common stock, $.005 par value, 16,666,667 shares
    authorized, 14,441,031 and 13,241,031 shares
    issued and outstanding                                  72,205       66,205
  Contributed capital                                    1,261,968      956,468
  Accumulated deficit                                   (1,057,796)    (870,617)
                                                       -----------    ---------
    TOTAL STOCKHOLDERS' EQUITY                             376,377      252,056
                                                       -----------    ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   620,113    $ 518,814
                                                       ===========    =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------

Revenues:
  Product sales                                    $    199,291    $    120,363
  Services revenue                                        3,378           4,500
                                                   ------------    ------------

       TOTAL REVENUES                                   202,669         124,863

COST OF REVENUES                                         65,562          37,330
                                                   ------------    ------------

GROSS PROFIT                                            137,107          87,533
                                                   ------------    ------------

COSTS AND EXPENSES:
  Sales and marketing                                    97,042          44,229
  Research and development                              101,884          34,989
  General and administrative                            126,472          36,316
                                                   ------------    ------------

       TOTAL COSTS AND EXPENSES                         325,398         115,534
                                                   ------------    ------------

NET LOSS FROM OPERATIONS                               (188,921)        (28,001)
                                                   ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                       (2,108)         (7,583)
  Interest income                                         3,220           1,033
                                                   ------------    ------------

                                                          1,112          (6,550)
                                                   ------------    ------------

NET LOSS                                           $   (187,179)   $    (34,551)
                                                   ============    ============

BASIC LOSS PER SHARE                               $      (0.01)   $      (0.00)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        23,345,379      14,012,820
                                                   ============    ============

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 1999 AND
           THE THREE MONTH PERIOD ENDED SEPTEMBER 30,1999 (Unaudited)

                                      PREFERRED STOCK          COMMON STOCK
                                   ---------------------   ---------------------  CONTRIBUTED   ACCUMULATED
                                      SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL       DEFICIT        TOTAL
                                   ----------   --------   ----------   --------   ----------   -----------    ---------
Balance at June 30, 1998            7,536,681     75,367    6,476,139     32,381      387,873      (601,315)    (105,694)
  Conversion of related party
    debt and interest               1,463,319     14,633    1,257,404      6,287      243,650            --      264,570
  Sale of  stock, net of
     costs of $9,063                1,000,000     10,000      859,283      4,296      176,622            --      190,918
  Merger with Vitrix Incorporated   4,648,205     23,241      148,323    171,564
  Net loss                                 --         --           --         --           --      (269,302)    (269,302)
                                   ----------   --------   ----------   --------   ----------   -----------    ---------
Balance at June 30, 1999           10,000,000   $100,000   13,241,031   $ 66,205   $  956,468   $  (870,617)   $ 252,056
  Issuance of stock options                --         --           --         --       11,500            --       11,500
  Sale of common stock                     --         --    1,200,000      6,000      294,000            --      300,000
  Net loss                                 --         --           --         --           --      (187,179)    (187,179)
                                   ----------   --------   ----------   --------   ----------   -----------    ---------

Balance at September 30, 1999      10,000,000   $100,000   14,441,031   $ 72,205   $1,261,968   $(1,057,796)   $ 376,377
                                   ==========   ========   ==========   ========   ==========   ===========    =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          ----------------------
                                                            1999         1998
                                                          ---------    --------
Increase (Decrease) in Cash and Cash Equivalents:
 Cash flows from operating activities:
 Net Loss                                                 $(187,179)   $(34,551)
 Adjustments to reconcile net loss to net
   cash used by operating activities:
   Depreciation                                               7,773       5,512
   Stocks options issued for services                        11,500          --
 Changes in Assets and Liabilities:
   Accounts receivable-trade                                  4,842      (7,606)
   Inventory                                                (13,407)        733
   Prepaid expenses and other current assets                (29,694)         --
   Accounts payable                                         (26,356)    (14,176)
   Accrued liabilities                                        2,403       3,103
   Deferred revenue                                           2,640          --
                                                          ---------    --------
      NET CASH USED BY OPERATING ACTIVITIES                (227,478)    (46,985)
                                                          ---------    --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                       (12,781)         --
                                                          ---------    --------
         NET CASH USED BY INVESTING ACTIVITIES              (12,781)         --
                                                          ---------    --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of capital leases                               (1,709)         --
   Proceeds from issuance of stock                          300,000          --
                                                          ---------    --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES          298,291          --
                                                          ---------    --------

Net change in cash and cash equivalents                      58,032     (46,985)

Cash and cash equivalents at beginning of period            376,365      96,775
                                                          ---------    --------

Cash and cash equivalents at end of period                $ 434,397    $ 49,790
                                                          =========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                           $   1,376    $     83
                                                          =========    ========

  Income taxes paid                                       $      --    $     --
                                                          =========    ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of stock options for services                  $  11,500    $     --
                                                          =========    ========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                          NOTE TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Vitrix, Inc. ("Vitrix" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended September 30, 1999 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

LOSS PER SHARE:

Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares outstanding of common and preferred stock. The common and preferred stock amounts in the accompanying financial statements have been restated to give effect to the exchange ratio established in the Exchange Agreement, dated April 15, 1999, between FBR Capital Corporation and Vitrix Incorporated . The preferred stock was included in the calculation due to its automatic conversion into common stock at such time as the Company has sufficient authorized common stock to issue the shares

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.

STOCKHOLDERS' EQUITY:

During the quarter ended September 30, 1999, the Company completed a private placement of $300,000 of common stock and common stock warrants. The securities were issued under an Agreement with one institutional investor and certain members of the Company's Board of Directors and officers. The offering consisted of 1,200,000 shares of common stock and warrants to purchase an aggregate of 600,000 shares of common stock. The warrants are exercisable at $.35 per share for a period of three years. On October 8, 1999, the Company completed a private placement of an additional $200,000 of common stock and common stock warrants under the same Agreement and terms. The Agreement also provides for a minimum additional funding of $100,000, with an option to increase the additional funding up to $500,000, prior to January 15, 2000, subject to certain provisions.

SUBSEQUENT EVENTS:

The  Company  changed  its name from FBR  Capital  Corporation  to Vitrix,  Inc.
pursuant to approval by a vote of the Company's shareholders at its annual meeting held on October 7, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

     REVENUES. Revenue for three month period ended September 30, 1999, rose 62% to $202,669, compared to revenue of $124,863 for the three month period September 30, 1998. This growth was principally the result of an increased customer demand for its bundled software and hardware solutions, which resulted in an increase in sales volume. The Company also added additional inside salespersons and increased its advertising and promotional expenditures over the previous period.

     GROSS PROFIT. Gross profit as a percentage of revenues was 68% in the first fiscal quarter of 1999, compared to 70% in the similar period in 1998. The decrease in gross profit as a percentage of revenues was primarily attributable to an increase in the proportion of bundled software and hardware solutions sales to software-only solutions sales. The average gross profit per unit sold on software and hardware units is lower than the average gross profit margin on software-only solutions.

     EXPENSES. Sales and marketing expenses were $97,042, or 48% of revenues, in the first fiscal quarter of 1999, compared to $44,229, or 35% of revenues, in the similar period in 1998. The increase in sales and marketing expense is attributable to increased labor costs resulting from the hiring of additional salespeople and increased advertising and promotional expense.

     Research and development expenses were $101,884, or 50% of revenues, in the first fiscal quarter of 1999, compared to $34,989, or 28% of revenues, in the similar period in 1998. The increase in research and development expense is attributable to increased labor costs as a result of the Company's commitment to enhance existing products and develop new products.

     General and administrative expenses were $126,472, or 62% of revenues, in the first fiscal quarter of 1999, compared to $36,316, or 29% of revenues, in the similar period in 1998. The increase in general and administrative expenses is primarily attributable to the hiring of additional management personnel.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital as of September 30, 1999 was $322,881, compared to $32,777 at September 30, 1998. Cash and cash equivalents at those dates amounted to $434,397 and $49,790, respectively.

     OPERATIONS. Net cash used by operations increased to $227,478 in the first fiscal quarter of 1999, compared to net cash used by operations of $46,985 in the similar period in 1998. The decrease was attributable to an increase in the net loss, inventory and prepaid expenses and a decrease in accounts payable.

     INVESTMENT ACTIVITIES. For the fiscal quarter ended September 30, 1999, the Company used $12,781 to purchase property and equipment.

     FINANCING ACTIVITIES. The Company raised $300,000 through a private placement of Common Stock in the first fiscal quarter ended September 30, 1999.

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

     The Company believes that some of its customers may be impacted by the Y2K problem, which could in turn negatively impact the Company sales efforts with respect to such customers and the Company's results of operations.

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

     The Company has formulated a contingency plan to address the possible effects of problems encountered as a result of Y2K issues. The Company expects the costs of this plan to be immaterial.

     The Company's products are all Y2K 2000 compliant.

FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements and information which the Company believes are within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts, are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the

Company, may not be realized. Because of the number and range of assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, the Company is not currently involved in any legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 22, 1999, the Company completed a private placement of $300,000 of common stock and common stock warrants. The securities were issued under an Agreement with one institutional investor and certain members of the Company's Board of Directors and officers. The offering consisted of 1,200,000 shares of common stock and warrants to purchase an aggregate of 600,000 shares of common stock. The warrants are exercisable at $.35 per share for a period of three years. On October 8, 1999, the Company completed a private placement of an additional $200,000 of common stock and common stock warrants under the same Agreement and terms. The Agreement also provides for a minimum additional funding of $100,000, with an option to increase the additional funding up to $500,000, prior to January 15, 2000, subject to certain conditions. The common stock and warrants issued in the private offering were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

     The proceeds from the private offerings are being used for general working capital needs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 7, 1999 the Company held its annual meeting of shareholders at which 13,921,677, or 60% of the 23,241,031 common and preferred shares outstanding were represented by proxy or in person. The following persons were elected to the board of directors with shares voted as follows:

Election of Directors                 For                      Withheld
---------------------                 ---                      --------

Michael A. Wolf                   13,921,677                      --
Todd P. Belfer                    13,921,677                      --
Lise Lambert                      13,921,677                      --
Philip R. Shumway                 13,921,677                      --
Hamid Shojaee                     13,921,677                      --
Bahan Sadegh                      13,921,677                      --

     At that meeting, the shareholders also approved the proposed amendment to the Articles of Incorporation to change the Company's name to "Vitrix, Inc." and to increase the authorized shares of common stock from 16,666,667 to 50,000,000 shares. The shareholders also approved the proposal to adopt the Company's 1999 Equity Compensation Plan. Shareholders voted 13,921,677 shares for approval of the above proposals with no shares withheld or abstained.

ITEM 5. OTHER INFORMATION

     Effective October 31, 1999, Philip R. Shumway resigned as President and Chief Executive Officer of the Company to pursue other business interests. Michael A. Wolf, Chairman of the Board of Directors, has agreed to serve as acting President and Chief Executive Officer until such time as the Company completes its search for a new President and Chief Executive Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith pursuant to Regulation SB:

     NO.       DESCRIPTION
     ---       -----------

     3.1       Certificate of Amendment to the Articles of Incorporation, dated
               October 7, 1999
     10.1      Lease  Agreement, dated September 3, 1999 between LAFP Phoenix,
               Inc, as Lessor, and the Registrant as Lessee
     10.2      Securities Purchase Agreement, dated September 21, 1999 between
               Circle F Ventures, LLC and the Registrant
     10.3      Severance  Agreement and General Release, dated October 25, 1999 between Philip R. Shumway and the Registrant
     27        Financial Data Schedule

     (b) Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VITRIX, INC.


Dated: November 12, 1999
                                        By  /s/ Michael A. Wolf
                                            ------------------------------------
                                        Michael A. Wolf
                                        President and Chief Executive Officer