Form 10QSB
period 1999-12-31
FBR CAPITAL CORP /NV/
filed 2000-02-11
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1999

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

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


              51 West Third Street, Suite 310, Tempe, Arizona 85281
              -----------------------------------------------------
                    (Address of principal executive offices)


                                 (480) 967-5800
                           ---------------------------
                           (Issuer's telephone number)


               20 East University, Suite 304, Tempe, Arizona 85281
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 11, 2000, the issuer had outstanding 25,441,031 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

                                  VITRIX, INC.
                                 BALANCE SHEETS

                                                        1999           1999
                                                     -----------    -----------
                                                     (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                          $   352,019    $   376,365
  Accounts receivable - trade, net                        89,930         42,596
  Inventory                                              104,508         28,397
  Prepaid expenses and other current assets               78,829         10,591
                                                     -----------    -----------
      TOTAL CURRENT ASSETS                               625,286        457,949

PROPERTY AND EQUIPMENT, NET                              107,050         60,865
                                                     -----------    -----------
  TOTAL ASSETS                                       $   732,336    $   518,814
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                  $    36,985    $    28,848
  Accounts payable                                       140,486        146,084
  Accrued liabilities                                     93,645         64,125
  Deferred revenue                                        40,837         13,235
                                                     -----------    -----------
      TOTAL CURRENT LIABILITIES                          311,953        252,292

LONG-TERM DEBT, LESS CURRENT PORTION                      34,302         14,466
                                                     -----------    -----------
      TOTAL LIABILITIES                                  346,255        266,758
                                                     -----------    -----------
COMMITMENTS:                                                  --             --

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 10,000,000
    shares authorized, 0 and 10,000,000 shares
    issued and outstanding                                    --        100,000
  Common stock, $.005 par value, 50,000,000
    shares authorized, 25,441,031 and 13,241,031
    shares issued and outstanding                        127,205         66,205
  Contributed capital                                  1,544,293        956,468
  Accumulated deficit                                 (1,285,417)      (870,617)
                                                     -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY                         386,081        252,056
                                                     -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   732,336    $   518,814
                                                     ===========    ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    Three Months Ended               Six Months Ended
                                       December 31,                    December 31,
                               ----------------------------    ----------------------------
                                   1999            1998            1999            1998
                               ------------    ------------    ------------    ------------
Revenues:
  Product sales                $    332,094    $    217,898    $    531,385    $    338,261
  Services revenue                   29,112          28,811          32,490          33,311
                               ------------    ------------    ------------    ------------
    TOTAL REVENUES                  361,206         246,709         563,875         371,572

COST OF REVENUES                    142,122          79,282         207,684         116,612
                               ------------    ------------    ------------    ------------
GROSS PROFIT                        219,084         167,427         356,191         254,960
                               ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
  Sales and marketing               188,480          78,224         285,522         122,453
  Research and development          105,621          52,507         207,505          87,496
  General and administrative        156,331          29,765         282,803          66,081
                               ------------    ------------    ------------    ------------
    TOTAL COSTS AND EXPENSES        450,432         160,496         775,830         276,030
                               ------------    ------------    ------------    ------------
NET LOSS FROM OPERATIONS           (231,348)          6,931        (419,639)        (21,070)
                               ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest expense                   (2,018)         (8,250)         (4,126)        (15,833)
  Interest income                     5,745             871           8,965           1,904
                               ------------    ------------    ------------    ------------
                                      3,727          (7,379)          4,839         (13,929)
                               ------------    ------------    ------------    ------------
NET LOSS                       $   (227,621)   $       (448)   $   (414,800)   $    (34,999)
                               ============    ============    ============    ============
BASIC LOSS PER SHARE           $      (0.01)   $      (0.00)   $      (0.02)   $      (0.00)
                               ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING             25,312,770      14,012,820      24,329,074      14,012,820
                               ============    ============    ============    ============

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 1999 AND
             THE SIX MONTH PERIOD ENDED DECEMBER 31,1999 (Unaudited)

                                            Preferred Stock              Common Stock
                                        -------------------------  ------------------------  Contributed  Accumulated
                                          Shares        Amount       Shares       Amount       Capital      Deficit        Total
                                        -----------   -----------  -----------  -----------  -----------  -----------   -----------
Balance at June 30, 1998                  7,536,681        75,367    6,476,139       32,381      387,873     (601,315)     (105,694)
  Conversion of related party
    debt and interest                     1,463,319        14,633    1,257,404        6,287      243,650           --       264,570
  Sale of stock, net of
    costs of $9,063                       1,000,000        10,000      859,283        4,296      176,622           --       190,918
  Merger with Vitrix Incorporated                                    4,648,205       23,241      148,323                    171,564
  Net loss                                                                  --           --           --     (269,302)     (269,302)
                                        -----------   -----------  -----------  -----------  -----------  -----------   -----------
Balance at June 30, 1999                 10,000,000   $   100,000   13,241,031  $    66,205  $   956,468  $  (870,617)  $   252,056
  Issuance of stock options                      --            --           --           --       12,000           --        12,000
  Sale of common stock, Net of costs             --            --    2,000,000       10,000      486,825           --       496,825
  Issuance of common stock for services          --            --      200,000        1,000       39,000           --        40,000
  Preferred stock conversion            (10,000,000)     (100,000)  10,000,000       50,000       50,000                         --
  Net loss                                       --            --           --           --           --     (414,800)     (414,800)
                                        -----------   -----------  -----------  -----------  -----------  -----------   -----------
Balance at December 31, 1999                     --   $        --   25,441,031  $   127,205  $ 1,544,293  $(1,285,417)  $   386,081
                                        ===========   ===========  ===========  ===========  ===========  ===========   ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended
                                                               December 31,
                                                          ---------------------
                                                            1999        1998
                                                          ---------   ---------
Increase (Decrease) in Cash and Cash Equivalents:
  Cash flows from operating activities:
  Net Loss                                                $(414,800)  $ (34,999)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation                                             17,321      12,715
    Common stock and stocks options issued for services      52,000          --
  Changes in Assets and Liabilities:
    Accounts receivable-trade                               (47,334)        703
    Inventory                                               (76,111)     (2,471)
    Prepaid expenses and other current assets               (68,238)         --
    Accounts payable                                         (5,598)      5,385
    Accrued liabilities                                      29,520      37,219
    Deferred revenue                                         27,602          --
                                                          ---------   ---------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     (485,638)     18,552
                                                          ---------   ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                      (30,737)     (2,060)
                                                          ---------   ---------
      NET CASH USED BY INVESTING ACTIVITIES                 (30,737)     (2,060)
                                                          ---------   ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of capital leases                              (4,796)     (1,294)
    Proceeds from issuance of stock                         496,825          --
                                                          ---------   ---------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      492,029      (1,294)
                                                          ---------   ---------
Net change in cash and cash equivalents                     (24,346)     15,198

Cash and cash equivalents at beginning of period            376,365      96,775
                                                          ---------   ---------
Cash and cash equivalents at end of period                $ 352,019   $ 111,973
                                                          =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                         $   2,663   $     833
                                                          =========   =========
    Income taxes paid                                     $      --   $      --
                                                          =========   =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock and stock
      options for services                                $  52,000   $      --
                                                          =========   =========
    Assets acquired by entering into
      capital leases                                      $  32,769   $  24,049
                                                          =========   =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Vitrix, Inc. ("Vitrix" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six month period ended December 31, 1999, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

NAME CHANGE:

The  Company  changed  its name from FBR  Capital  Corporation  to Vitrix,  Inc.
pursuant to approval by a vote of the Company's shareholders at its annual meeting held on October 7, 1999.

COMMITMENTS:

During the quarter ended December 31, 1999, the Company entered into a lease for office space in Tempe, Arizona under a non-cancelable operating lease agreement which expires December 31, 2004. The Company also leases office space in Tempe, Arizona under a non-cancelable operating lease agreement which expires in May 2001.

Future minimum lease payments due under the operating lease agreements are as follows:

                                               Year Ending
                          Year                 December 31,
                          ----                  ---------
                          2000                  $ 162,700
                          2001                    147,000
                          2002                    135,600
                          2003                    141,300
                          2004                    145,500
                                                ---------
                                                $ 732,100
                                                =========

LOSS PER SHARE:

Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares outstanding of common and preferred stock. The common and preferred stock amounts in the accompanying financial statements have been restated to give effect to the exchange ratio established in the Exchange Agreement, dated April 15, 1999, between FBR Capital Corporation and Vitrix Incorporated. The preferred stock has been included in the calculation for all periods presented due to its automatic conversion into common stock at such time as the Company had sufficient authorized common stock to issue the common shares. In October 1999, the Company amended its Articles of Incorporation to increase the number of authorized common stock to 50,000,000, resulting in the automatic conversion of the preferred stock to shares of common stock.

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

STOCKHOLDERS' EQUITY:

During the quarter ended December 31, 1999, the Company completed a private placement of $200,000 of common stock and common stock warrants. The securities were issued under an Agreement with one institutional investor and certain members of the Company's Board of Directors and officers. The offering consisted of 800,000 shares of common stock and warrants to purchase an aggregate of 400,000 shares of common stock. The warrants are exercisable at $.35 per share for a period of three years.

SUBSEQUENT EVENTS:

On February 8, 2000, the Company completed a private placement of $946,500 of common stock and common stock warrants. The offering consisted of 4,732,500 shares of common stock and warrants to purchase an aggregate of 2,366,250 shares of common stock. The warrants are exercisable at $.28 per share for a period of three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

     REVENUES. Revenue for six month period ended December 31, 1999 (the "reporting period"), rose 52% to $563,875, compared to revenue of $371,572 for the six month period ended December 31, 1998 (the "comparable period"). This growth was principally the result of an increased customer demand for the Company's software and hardware solutions, which resulted in an increase in sales volume.

     GROSS PROFIT. Gross profit as a percentage of revenue was 63% in the reporting period, compared to 69% in the comparable period. The decrease in gross profit as a percentage of revenue was primarily attributable to an increase in the proportion of bundled software and hardware solutions sales to software-only solutions sales. The average gross profit per unit sold on software and hardware units is lower than the average gross profit margin on software-only solutions.

     EXPENSES. Sales and marketing expenses were $285,522, or 51% of revenues, in the reporting period, compared to $122,453, or 33% of revenues, in the comparable period. The increase in sales and marketing expense is attributable to increased labor costs resulting from the hiring of additional sales and marketing personnel and increased advertising and promotional expense.

     Research and development expenses were $207,505, or 37% of revenues, in the reporting period, compared to $87,496, or 24% of revenues, in the comparable period. The increase in research and development expense is attributable to increased labor costs as a result of the Company's commitment to develop new products and enhance existing products.

     General and administrative expenses were $282,803, or 50% of revenues, in the reporting period, compared to $66,081, or 18% of revenues, in the comparable period. The increase in general and administrative expenses is primarily attributable to the hiring of additional management personnel and additional expenses incurred as a result of the Company being a public reporting company.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

     REVENUES. Revenue for the three month period ended December 31, 1999 (the "reporting quarter"), rose 46% to $361,206, compared to revenue of $246,709 for the three month period ended December 31, 1998 (the "comparable quarter"). This growth was principally the result of an increased customer demand for the Company's software and hardware solutions, which resulted in an increase in sales volume.

     GROSS PROFIT. Gross profit as a percentage of revenue was 61% in the reporting quarter, compared to 68% in the comparable quarter. The decrease in gross profit as a percentage of revenues was primarily attributable to an increase in the proportion of bundled software and hardware solutions sales to software-only solutions sales. The average gross profit per unit sold on software and hardware units is lower than the average gross profit margin on software-only solutions.

     EXPENSES. Sales and marketing expenses were $188,480, or 52% of revenues, in the reporting quarter, compared to $78,224, or 32% of revenues, in the comparable quarter. The increase in sales and marketing expense is attributable to increased labor costs resulting from the hiring of additional sales and marketing personnel and increased advertising and promotional expense.

     Research and development expenses were $105,621, or 29% of revenues, in the reporting quarter, compared to $52,507, or 21% of revenues, in the comparable quarter. The increase in research and development expense is attributable to increased labor costs as a result of the Company's commitment to develop new products and enhance existing products.

     General and administrative expenses were $156,331, or 43% of revenues, in the reporting quarter, compared to $29,765, or 12% of revenues, in the comparable quarter. The increase in general and administrative expenses is primarily attributable to the hiring of additional management personnel and additional expenses incurred as a result of the Company being a public reporting company.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital as of December 31, 1999 was $313,333, compared to $24,839 at December 31, 1998. Cash and cash equivalents at those dates amounted to $352,019 and $111,973, respectively.

     OPERATIONS. Net cash used by operations increased to $485,638 in the reporting period, compared to net cash provided by operations of $18,552 in the comparable period. The decrease was primarily attributable to an increase in the net loss, accounts receivable, inventory and prepaid expenses.

     INVESTMENT ACTIVITIES. For the reporting period, the Company used $30,737 to purchase property and equipment, compared to $2,060 of property and equipment purchases in the comparable period.

     FINANCING ACTIVITIES. Net cash provided by financing activities increased to $492,029 in the reporting period, compared to net cash used by financing activities of $1,294 in the comparable period. The increase was primarily due to the Company raising $496,825 through a private placement of common stock and common stock warrants in the reporting period.

     The Company believes that, with its current working capital and funds generated through its recently completed private placements, along with the cash flow from operations, it will have sufficient working capital to address the anticipated growth of demand and market for its products for the next 12 months. The Company may, however, seek to obtain additional capital through a line of credit at a financial institution or through additional debt or equity offerings during this time period. The raising of additional capital in public markets will primarily be dependent upon prevailing market conditions and the demand for the Company's products and services. No assurance can be given that the Company will be able to raise additional capital, or that such capital, if available, will be on acceptable terms.

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

     The Company believes that some of its customers may be impacted by the Y2K problem, which could in turn negatively impact the Company's sales efforts with respect to such customers and the Company's results of operations.

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

     The Company has formulated a contingency plan to address the possible effects of problems encountered as a result of Y2K issues. The Company expects the costs of this plan to be immaterial. As of the date of this filing, the Company is not aware of any material Y2K related issues.

FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements and information which the Company believes are within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward - looking statements contained herein can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, the Company is not currently involved in any legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On October 8, 1999, the Company completed a private placement of $200,000 of common stock and common stock warrants. The securities were issued under an agreement with one institutional investor and certain Company Insiders. The offering consisted of 800,000 shares of common stock and warrants to purchase an aggregate of 400,000 shares of common stock. The warrants are exercisable at $.35 per share for a period of three years. On February 8, 2000, the Company completed a private placement of $946,500 of common stock and common stock warrants. The offering consisted of 4,732,500 shares of common stock and warrants to purchase an aggregate of 2,366,250 shares of common stock. The warrants are exercisable at $.28 per share for a period of three years. The common stock and warrants issued in the private offerings were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

     The proceeds from the private offerings are being used for general working capital needs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 7, 1999, the Company held its annual meeting of shareholders at which 13,921,677, or 60% of the 23,241,031 common and preferred shares outstanding were represented by proxy or in person. The following persons were elected to the board of directors with shares voted as follows:

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

     At that meeting, the shareholders also approved the proposed amendment to the Company's Articles of Incorporation to change the Company's name to "Vitrix, Inc." and to increase the number of authorized shares of common stock from 16,666,667 to 50,000,000 shares. The shareholders also approved the proposal to adopt the Company's 1999 Equity Compensation Plan. Shareholders voted 13,921,677 shares for approval of the above proposals with no shares withheld or abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are filed herewith pursuant to Regulation SB:

     No exhibits are filed with this report

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VITRIX, INC.

Dated: February 11, 2000
                                        By /s/ Craig J. Smith
                                           -------------------------------------
                                           Craig J. Smith
                                           Chief Financial Officer