Form 10QSB
period 2000-03-31
VITRIX INC /NV/
filed 2000-05-11
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended MARCH 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 11, 2000, the issuer had outstanding 30,243,531 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes [ ]    No  [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

                                  VITRIX, INC.
                                 BALANCE SHEETS

                                                                    MARCH 31,      JUNE 30,
                                                                      2000          1999
                                                                   -----------    ---------
                                                                   (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                        $   956,599    $ 376,365
  Accounts receivable - trade, net                                     184,294       42,596
  Inventory                                                             79,622       28,397
  Prepaid expenses and other current assets                             33,527       10,591
                                                                   -----------    ---------
    TOTAL CURRENT ASSETS                                             1,254,042      457,949

PROPERTY AND EQUIPMENT, NET                                            155,410       60,865
                                                                   -----------    ---------

    TOTAL ASSETS                                                   $ 1,409,452    $ 518,814
                                                                   ===========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                $    44,423    $  28,848
  Accounts payable                                                      77,518      146,084
  Accrued liabilities                                                  112,877       64,125
  Deferred revenue                                                      99,131       13,235
                                                                   -----------    ---------
    TOTAL CURRENT LIABILITIES                                          333,949      252,292

LONG-TERM DEBT, LESS CURRENT PORTION                                    41,746       14,466
                                                                   -----------    ---------
    TOTAL LIABILITIES                                                  375,695      266,758
                                                                   -----------    ---------

COMMITMENTS:                                                                --           --

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 10,000,000 shares authorized,
    0 and 10,000,000 shares issued and outstanding                          --      100,000
  Common stock, $.005 par value, 50,000,000 shares authorized,
    30,243,531 and 13,241,031 shares issued and outstanding            151,218       66,205
  Contributed capital                                                2,493,505      956,468
  Accumulated deficit                                               (1,610,966)    (870,617)
                                                                   -----------    ---------
    TOTAL STOCKHOLDERS' EQUITY                                       1,033,757      252,056
                                                                   -----------    ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,409,452    $ 518,814
                                                                   ===========    =========

     The Accompanying Notes are an Integral Part of the Financial Statements

                                  VITRIX, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                               MARCH 31,                         MARCH 31,
                                     -----------------------------     -----------------------------
                                         2000             1999             2000             1999
                                     ------------     ------------     ------------     ------------
Revenues:
  Product sales                     $    308,407      $    135,690      $    834,237      $    463,787
  Services revenue                        68,105            23,319           106,150            67,114
                                    ------------      ------------      ------------      ------------

      TOTAL REVENUES                     376,512           159,009           940,387           530,901
                                    ------------      ------------      ------------      ------------
COST OF REVENUES:
  Product                                111,549            48,227           319,233           164,838
  Services                                30,052                --            30,052                --
                                    ------------      ------------      ------------      ------------

      TOTAL COST OF REVENUES             141,601            48,227           349,285           164,838
                                    ------------      ------------      ------------      ------------

GROSS PROFIT                             234,911           110,782           591,102           366,063
                                    ------------      ------------      ------------      ------------
COSTS AND EXPENSES:
  Sales and marketing                    236,936            48,177           522,458           170,631
  Research and development               152,260            52,879           359,765           140,375
  General and administrative             174,557            40,212           457,360           106,614
                                    ------------      ------------      ------------      ------------

      TOTAL COSTS AND EXPENSES           563,753           141,268         1,339,583           417,620
                                    ------------      ------------      ------------      ------------

NET LOSS FROM OPERATIONS                (328,842)          (30,486)         (748,481)          (51,557)
                                    ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE):
  Interest expense                        (4,438)           (6,438)           (8,564)          (22,270)
  Interest income                          7,731             1,271            16,696             3,176
                                    ------------      ------------      ------------      ------------

                                           3,293            (5,167)            8,132           (19,094)
                                    ------------      ------------      ------------      ------------

NET LOSS                            $   (325,549)     $    (35,653)     $   (740,349)     $    (70,651)
                                    ============      ============      ============      ============

BASIC LOSS PER SHARE                $      (0.01)     $      (0.00)     $      (0.03)     $      (0.00)
                                    ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                          28,279,218        15,437,711        26,272,949        14,480,850
                                    ============      ============      ============      ============

     The Accompanying Notes are an Integral Part of the Financial Statements

                                  VITRIX, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 1999 AND
             THE NINE MONTH PERIOD ENDED MARCH 31, 2000 (Unaudited)

                                   PREFERRED STOCK           COMMON STOCK
                              ------------------------  ----------------------  CONTRIBUTED  ACCUMULATED
                                SHARES        AMOUNT      SHARES      AMOUNT      CAPITAL      DEFICIT       TOTAL
                              -----------    ---------  ----------   ---------  -----------  -----------  -----------
Balance at June 30, 1998        7,536,681    $  75,367   6,476,139   $  32,381  $  387,873  $  (601,315)  $ (105,694)
 Conversion of related party
  debt and interest             1,463,319       14,633   1,257,404       6,287     243,650           --      264,570
 Sale of  stock, net of
 costs of $9,063                1,000,000       10,000     859,283       4,296     176,622           --      190,918
 Merger with Vitrix
   Incorporated                 4,648,205       23,241     148,323     171,564
 Net loss                              --           --          --    (269,302)   (269,302)
                              -----------    ---------  ----------   ---------  ----------  -----------   ----------

Balance at June 30, 1999       10,000,000    $ 100,000  13,241,031   $  66,205  $  956,468  $  (870,617)  $  252,056
 Issuance of stock options             --           --          --          --      12,000           --       12,000
 Exercise of stock options         70,000          350      26,375          --      26,725
 Sale of common stock,
  net of costs                         --           --   6,732,500      33,663   1,409,662           --    1,443,325
 Issuance of common stock
  for services                         --           --     200,000       1,000      39,000           --       40,000
 Preferred stock conversion   (10,000,000)    (100,000) 10,000,000      50,000      50,000           --
 Net loss                              --           --          --          --          --     (740,349)    (740,349)
                              -----------    ---------  ----------   ---------  ----------  -----------   ----------

Balance at March 31, 2000              --    $      --  30,243,531   $ 151,218  $2,493,505  $(1,610,966)  $1,033,757
                              ===========    =========  ==========   =========  ==========  ===========   ==========

     The Accompanying Notes are an Integral Part of the Financial Statements

                                  VITRIX, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED MARCH 31,
                                                               ------------------------------
                                                                   2000               1999
                                                               -----------        -----------
Increase (Decrease) in Cash and Cash Equivalents:
 Cash flows from operating activities:
  Net Loss                                                     $  (740,349)       $   (70,651)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
   Depreciation                                                     30,983             20,701
   Accrued interest converted to equity                                 --             64,570
   Common stock and stocks options issued for services              52,000                 --
  Changes in Assets and Liabilities:
   Accounts receivable-trade                                      (141,698)            (5,026)
   Inventory                                                       (51,225)           (11,492)
   Prepaid expenses and other current assets                       (22,936)            (8,600)
   Accounts payable                                                (68,566)            23,173
   Accrued liabilities                                              48,752            (26,926)
   Deferred revenue                                                 85,896                 --
                                                               -----------        -----------
         NET CASH USED BY OPERATING ACTIVITIES                    (807,143)           (14,251)
                                                               -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (73,384)           (15,725)
                                                               -----------        -----------
         NET CASH USED BY INVESTING ACTIVITIES                     (73,384)           (15,725)
                                                               -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital leases                                       (9,289)            (2,814)
  Proceeds from issuance of stock and exercise
    of stock options                                             1,470,050            190,918
                                                               -----------        -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES               1,460,761            188,104
                                                               -----------        -----------

Net change in cash and cash equivalents                            580,234            158,128

Cash and cash equivalents at beginning of period                   376,365             96,775
                                                               -----------        -----------

Cash and cash equivalents at end of period                     $   956,599        $   254,903
                                                               ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                                 $     6,370        $     2,541
                                                               ===========        ===========
 Income taxes paid                                             $        --        $        --
                                                               ===========        ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of common stock and stock options for services       $    52,000        $        --
                                                               ===========        ===========
 Assets acquired by entering into capital leases               $    52,145        $    24,049
                                                               ===========        ===========
 Conversion of related party notes and accrued
    interest to equity                                         $        --        $   264,570
                                                               ===========        ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS:

The accompanying financial statements of Vitrix, Inc. ("Vitrix" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine month period ended March 31, 2000, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

NAME CHANGE:

The  Company  changed  its name from FBR  Capital  Corporation  to Vitrix,  Inc.
pursuant to approval by a vote of the Company's shareholders at its annual meeting held on October 7, 1999.

COMMITMENTS:

During the quarter ended March 31, 2000, the Company entered into a lease agreement for additional office space in its existing location in Tempe, Arizona under a non-cancelable operating lease agreement which expires December 31, 2004. The Company also leases office space in Tempe, Arizona under a non-cancelable operating lease agreement which expires in May 2001.

Future minimum lease payments due under the operating lease agreements are as follows:


                                                 YEAR ENDING
                  YEAR                            MARCH 31,
                  ----                           -----------

                  2001                           $   224,400
                  2002                               216,400
                  2003                               220,500
                  2004                               229,000
                  2005                               175,600
                                                 -----------

                                                 $ 1,065,900
                                                 ===========

LOSS PER SHARE:

Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares outstanding of common and preferred stock. The common and preferred stock amounts in the accompanying financial statements have been restated to give effect to the exchange ratio established in the Exchange Agreement, dated April 15, 1999, between FBR Capital Corporation and Vitrix Incorporated. The preferred stock has been included in the calculation for all periods presented due to its automatic conversion into common stock at such time as the Company had sufficient authorized common stock to issue the common shares. In October 1999, the Company amended its Articles of Incorporation to increase the number of shares of authorized common stock to 50,000,000, resulting in the automatic conversion of the preferred stock to shares of common stock on a one-for-one basis.

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

STOCKHOLDERS' EQUITY:

During the quarter ended March 31, 2000, the Company completed a private placement of $946,500 of common stock and common stock warrants. The securities were issued under an Agreement with one institutional investor and various accredited investors. The offering consisted of 4,732,500 shares of common stock and warrants to purchase an aggregate of 2,366,250 shares of common stock. The warrants are exercisable at $.28 per share for a period of three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

         REVENUES. Revenue for the nine month period ended March 31, 2000 (the "reporting period"), rose 77% to $940,387, compared to revenue of $530,901 for the nine month period ended March 31, 1999 (the "comparable period"). This growth was principally the result of increased customer demand for the Company's software and hardware solutions, which resulted in an increase in sales volume.

         GROSS PROFIT. Gross profit as a percentage of revenue was 63% in the reporting period, compared to 69% in the comparable period. The decrease in gross profit as a percentage of revenue was primarily attributable to an increase in the proportion of bundled software and hardware solutions sales to software-only solutions sales. The average gross profit per unit sold on software and hardware units is lower than the average gross profit margin on software-only solutions. Due to the Company's increased service revenue volume, the Company also has added additional service support personnel resulting in an increase in cost of services.

         EXPENSES. Sales and marketing expenses were $522,458, or 56% of revenues, in the reporting period, compared to $170,631, or 32% of revenues, in the comparable period. The increase in sales and marketing expense is attributable to increased labor costs resulting from the hiring of additional sales and marketing personnel and increased advertising and promotional expenses.

         Research and development expenses were $359,765, or 38% of revenues, in the reporting period, compared to $140,375, or 26% of revenues, in the comparable period. The increase in research and development expense is attributable to increased labor costs for the development of the Company's ASP (Application Service Provider) product and to enhance its existing products.

         General and administrative expenses were $457,360, or 49% of revenues, in the reporting period, compared to $106,614, or 20% of revenues, in the comparable period. The increase in general and administrative expenses is primarily attributable to the hiring of additional management personnel and additional expenses incurred as a result of the Company being a public reporting company.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

         REVENUES. Revenue for the three month period ended March 31, 2000 (the "reporting quarter"), rose 137% to $376,512, compared to revenue of $159,009 for the three month period ended March 31, 1999 (the "comparable quarter"). This growth was principally the result of increased customer demand for the Company's software and hardware solutions, which resulted in an increase in sales volume.

         GROSS PROFIT. Gross profit as a percentage of revenue was 62% in the reporting quarter, compared to 70% in the comparable quarter. The decrease in gross profit as a percentage of revenues was primarily attributable to the Company's increased service revenue volume, which resulted in the Company adding additional service support personnel.

         EXPENSES. Sales and marketing expenses were $236,936, or 63% of revenues, in the reporting quarter, compared to $48,177, or 30% of revenues, in the comparable quarter. The increase in sales and marketing expense is attributable to increased labor costs resulting from the hiring of additional sales and marketing personnel and increased advertising and promotional expenses.

         Research and development expenses were $152,260, or 40% of revenues, in the reporting quarter, compared to $52,879, or 33% of revenues, in the comparable quarter. The increase in research and development expense is attributable to increased labor costs for the development of its ASP (Application Service Provider) product and to enhance its existing products.

         General and administrative expenses were $174,557, or 46% of revenues, in the reporting quarter, compared to $40,212, or 25% of revenues, in the comparable quarter. The increase in general and administrative expenses is primarily attributable to the hiring of additional management personnel and additional expenses incurred as a result of the Company being a public reporting company.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital as of March 31, 2000 was $920,093, compared to $240,005 at March 31, 1999. Cash and cash equivalents at those dates amounted to $956,599 and $254,903, respectively.

         OPERATIONS. Net cash used by operations increased to $807,143 in the reporting period, compared to $14,251 in the comparable period. The increase in net cash used was primarily attributable to an increase in the net loss, accounts receivable, inventory and prepaid expenses and a decrease in accounts payable.

         INVESTMENT ACTIVITIES. For the reporting period, the Company used $73,384 to purchase property and equipment, compared to $15,725 of property and equipment purchases in the comparable period.

         FINANCING ACTIVITIES. Net cash provided by financing activities increased to $1,460,761 in the reporting period, compared to $188,104 in the comparable period. The increase was primarily due to the Company raising $1,470,050 through a private placement of common stock and common stock warrants in the reporting period.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a) The following exhibits are filed herewith pursuant to Regulation SB:


             NO.                               DESCRIPTION
             ---                               -----------
            10.1 First Amendment to Office Lease Agreement, dated March 28, 2000, between LAFP Phoenix, Inc, as Lessor, and the Registrant, as Lessee

        (b) Reports on Form 8-K

               No reports were filed on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VITRIX, INC.


Dated: May 11, 2000                      By /s/ Craig J. Smith
                                            -----------------------------
                                            Craig J. Smith
                                            Chief Financial Officer