Form 10KSB
period 2000-06-30
VITRIX INC /NV/
filed 2000-09-28
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the fiscal year ended June 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

     For the transition period from _______________ to _______________

                         Commission File Number 33-58694


                                  VITRIX, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                               13-3465289
-------------------------------                               ----------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for most recent fiscal year: $1,261,866

     The aggregate market value of the voting stock (based on the closing price on that date) held by non-affiliates of the Registrant as of September 25, 2000 was approximately $7,965,000.

     At September 25, 2000, the issuer had outstanding 30,605,290 shares of Common Stock, par value $.005 per share.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Vitrix, Inc., a Nevada corporation (the "Company" or "Vitrix"), through its wholly owned subsidiary, Vitrix Incorporated, an Arizona corporation ("Vitrix Incorporated"), designs, develops, manufactures and markets a line of time and labor management hardware and software products. Our products are designed to improve productivity by automating time and attendance, workforce scheduling and management of labor resources. We target our product solutions at small to mid-sized companies of up to 2,000 employees, and the solutions are offered in a client/server application or in a 100% Web-based application service provider ("ASP") model.

     Vitrix was incorporated as Richard Barrie Fragrances, Inc. in the State of Nevada on June 6, 1988, for the original purpose of developing, manufacturing and marketing fragrances, cosmetics, skin treatment and personal care products sold primarily through department and specialty stores and drugstores. On July 1, 1996, following the Asset Sale (discussed below) and approval of our stockholders, we changed our name from "Richard Barrie Fragrances, Inc." to "FBR Capital Corporation." On October 7, 1999, we changed our name again from "FBR Capital Corporation" to "Vitrix, Inc." As of the date of this report, we conduct our operations through our subsidiary, Vitrix Incorporated, formed on April 26, 1996. Unless the context indicates otherwise, references to the Company in this report shall include Vitrix and Vitrix Incorporated.

     Effective June 30, 1996, Vitrix sold substantially all of its properties and rights (the "Asset Sale") to Parlux Fragrances, Inc. During the period from the Asset Sale to April 1999, Vitrix's operations were limited to conducting administrative activities and discussions with third parties regarding possible business combinations.

     On April 15, 1999, Vitrix acquired the outstanding capital stock of Vitrix Incorporated pursuant to the terms of an Exchange Agreement, dated as of such date, by and among Vitrix, Vitrix Incorporated and certain of the Vitrix Incorporated shareholders who agreed to participate in the transaction (the "Acquisition"). Under the terms of the Exchange Agreement, each outstanding share of Vitrix Incorporated common stock, no par value per share ("Vitrix Incorporated Common Stock"), was converted into a combination of .9225 shares of Vitrix common stock, $.005 par value per share ("Common Stock"), and 1.0736 shares of Series B Convertible Preferred Stock, $.01 par value per share, of Vitrix ("Preferred Stock"). Each share of Preferred Stock was automatically converted into one share of Common Stock on October 7, 1999, when Vitrix amended it Articles of Incorporation to increase the authorized capital to 50,000,000 shares so that the conversion could be completed.

     The aggregate consideration paid in the Acquisition was 8,592,826 shares of Common Stock and 10,000,000 shares of Preferred Stock (the "Shares"). The Exchange Agreement also provided for the assumption of outstanding options and warrants to purchase an aggregate of 1,086,000 shares of Vitrix Incorporated Common Stock, which have been converted into options and warrants to purchase an aggregate of 2,167,798 shares of Common Stock. Giving effect to the issuance of the Shares, Vitrix Incorporated shareholders hold approximately 80% of the outstanding shares of Common Stock (assuming conversion of the Preferred Stock into Common Stock and excluding outstanding options and warrants) immediately subsequent to the Acquisition and the shareholders of Vitrix existing prior to the Exchange Agreement owned the remaining 20% of such Vitrix shares.

     Although Vitrix became the parent company of Vitrix Incorporated following the consummation of the transaction, the acquisition was accounted for as a recapitalization of Vitrix Incorporated and the purchase of Vitrix by Vitrix Incorporated, as Vitrix Incorporated is the controlling company after the transaction. The accompanying financial statements of Vitrix include the accounts of Vitrix Incorporated for all periods presented, and the accounts of Vitrix from April 15, 1999, the effective date of the acquisition.

PRODUCTS AND SERVICES

Vitrix designs, develops, manufacturers and markets a line of time and labor management hardware and software products targeting small to mid-sized companies of up to 500 employees. Our solutions are offered in a client/server application, or in a 100% Web-based ASP model. Our products are internally developed, proprietary software applications that maintain and automate the process of collecting time sheet information and provide reports to help companies track and analyze how their employees spend their time. Our products also automatically accrue vacation, sick and personal time, and effectively replace the traditional punch clock with a fully-automated system designed to provide significant savings to its users.

LABOR MANAGEMENT SOLUTIONS

     HOURTRACK 2000

     FUNCTIONALITY. HourTrack 2000 is an internally developed, client / server architecture, proprietary software workforce management solution that tracks, manages and reports many aspects of employee time. By replacing the traditional punch clock with a fully-automated system, we believe this product produces substantial savings for employers. HourTrack 2000 was released in December 1999 as an upgrade to HourTrack 98. Sales of HourTrack 98 sales ceased in February 2000. The primary features of HourTrack 2000 include:

     * TIME AND ATTENDANCE - HourTrack 2000 is easily customized to conform to an organization's unique set of payroll policies and concerns.

     * LEAVE MANAGEMENT - Leave records for vacation, sick and personal time are maintained by HourTrack 2000. It also tracks hours that are specific to a certain organization (i.e. PTO, jury duty, training, etc.), and automates benefit accruals by using a company's policies to calculate how much benefit time an employee has earned.

     * JOB AND TASK TRACKING - In addition to tracking total time spent on the job, HourTrack 2000 has functions that enable users to track the time employees spend on specific jobs and tasks. Reports assist with job costing and analysis.

     * WORKFORCE SCHEDULING - HourTrack 2000's scheduling features help manage payroll costs and productivity concerns by minimizing the likelihood of expensive overstaffing and the negative effects of understaffing. Schedule creation is performed with the assistance of a visual interface, allowing administrators to export employee schedules into a grid.

     * STRATEGIC REPORTING - The more than 60 reports included with HourTrack 2000 enable users to transform raw data into helpful information for managers and executives to utilize in gaining valuable insight to more effectively manage their organizations. Reports can also be used to share information with third party applications or service bureaus, time tracking, benefit tracking, job tracking, human resource functionality, employee scheduling, messaging, reporting and the import/export of data. HourTrack 2000 also automatically accrues vacation, sick and personal time.

     DATA COLLECTION OPTIONS. Our solutions include hardware for collecting employees' clock in and out times. Set forth below are the various hardware devices designed to meet the challenges of a diverse set of work environments:

     * V-BADGE TERMINALS - These badge readers are well suited for a wide variety of environments, from doctors' offices to manufacturing plants. Employees clock in and out by simply sliding a badge through a scanner.

     * V-BIO TERMINALS - This device analyzes the biometric measurements of users' hands to verify their identities. Instead of using a badge, employees can clock in and out by placing their hands onto the scanner and awaiting verification. This method eliminates losses due to buddy-punching (the practice of clocking in or out for another employee).

     * V-MOBILE DEVICES - It is often helpful to track the time a mobile workforce spends on projects. V-Mobile devices allow organizations to do just that. Instead of a PC or terminal, Vitrix's data collection software runs on a palm-sized device operating under the Windows CE terminal.

     * TELEPUNCH - The TelePunch solution allows employees to clock in and out for the day, for jobs, or for departments using any touch-tone telephone. Clients who purchase this solution receive a pre-configured, Dell telephony server from Vitrix. This server runs Vitrix's software, and allows callers to interact with HourTrack 2000.

     * EWEBCLOCK - eWebClock partially reduces the users total investment, by utilizing the Internet to collect employee clock in and out times. By simply logging on to a Web page (via the local network or the World Wide Web), employees can clock in and out.

     * PC TIME CLOCK - Vitrix's most straightforward solution, PC Time Clock, allows employees to clock in and out on a Windows-based computer. This is generally beneficial in office environments where employees each have access to their own desktop computer.

     MYVITRIX

     FUNCTIONALITY. MyVITRIX is a 100% Web-based service deliverable to clients through the application service provider (ASP) model. It delivers the functionality of HourTrack 2000, its client / server predecessor, through Web distribution. MyVITRIX was released in September 2000. The main features of MyVITRIX include:

     * HOURTRACK 2000 STRUCTURE - By building on top of the HourTrack 2000 engine, MyVITRIX has all of the functionality of HourTrack 2000, as discussed above. MyVITRIX was introduced with a robust feature-set in the areas of time and attendance, leave management, job and task tracking, employee scheduling and data analysis.

     * CUSTOMIZATION - MyVITRIX allows for customization and flexibility. Administrators and employees determine exactly which data MyVITRIX will display for them, allowing clients to work at optimum efficiency in the MyVITRIX environment. Additionally, MyVITRIX will work in the manner required by clients. For example, clients with a mobile workforce have the ability to access the MyVITRIX pages using any Web-enabled cellular phone or PDA device (Palm, Windows CE, etc.).

     * ANYTIME, ANYWHERE - Because MyVITRIX is delivered via the Internet through any Web browser, it brings the world closer to Vitrix's "anytime, anywhere" vision for performing or self-servicing human resources tasks. Wherever clients have Internet access, they have access to MyVITRIX and the functionality and wealth of information it provides.

     * CUSTOMER ACCOUNT SELF-SERVICE - MyVITRIX gives customers the ability to view their account status online. They can even order additional
          Vitrix products, obtain system help, or contact a support representative directly from the MyVITRIX website.

     DATA COLLECTION OPTIONS. The MyVITRIX solution collects data using the TCP/IP Internet protocol. Data can be collected by any of these various methods:

     * WEB BROWSER - MyVITRIX delivers its ultimate user experience to clients accessing the service through a standard Web browser. The full range of actions (clocking in and out, transferring jobs and departments, etc.) and information (hours worked, schedules, status board, etc.) are available.

     * WEB-ENABLED CELL PHONE OR PDA - A streamlined version of MyVITRIX is available to clients accessing the service through a text-only browser, such as those operating on cell phones and PDAs. Essential services such as clocking in and out are available.

     *    TCP/IP-ENABLED   HARDWARE  -  Customers  may  utilize   TCP/IP-enabled
          hardware devices, such as badge readers, to collect clock in and out data from their employees.

SERVICES AND SUPPORT

     We maintain a professional service and technical support organization which provides a suite of maintenance and professional services. These services are designed to support Vitrix customers throughout the life cycle of our products. The professional services include implementation, training, technical and business technical consulting. Maintenance service options are delivered through Vitrix's centralized support operation or through local service personnel. Our educational services offer a full range of curriculums which are delivered through local training at our Tempe, Arizona headquarters or via computer based training courses. When necessary, we also may provide software customization services to meet any unique customer requirements.

MARKETING AND SALES

     We market and sell our products to small and mid-sized companies in markets in the United States and foreign countries through our Business Alliance and Partner Program as well as directly to end users. End users include companies in the manufacturing and service industries, and in the public and private sectors. We believe that the market for time and labor management products consists of the following three (3) business segments:

     * SMALL BUSINESSES. This segment is comprised of companies with fewer than 20 employees and only a single administrator who performs time sheet edits and prepares employee hours for payroll.

     * MID-SIZED BUSINESSES. This segment is comprised of companies with 20 to 500 employees. These companies normally have two (2) or more administrators who perform time sheet edits and prepare employee hours from a single office. In many cases multiple stations are necessary for clocking in and out, however, all data is administered from a central location.

     * ENTERPRISE BUSINESSES. Enterprise businesses generally have over 500 employees with multiple satellite offices, each of which have one (1) or more administrators. Payrolls are performed at a central or headquarter office. An enterprise customer is analogous to a collection of mid-sized businesses requiring a central location to collect and store data.

     We believe there are over 2.4 million businesses that fall into the small to mid-sized businesses market segments. According to industry statistics, approximately 80% of the businesses that fall into these two market segments could benefit from the automation of the collection of time and attendance. At an average solution cost of approximately $5,000, the small to mid-sized market represents approximately $9.6 billion in potential sales.

     DIRECT SALES. Our sales representatives generally provide presales technical and pricing information to potential customers. In addition, from time to time sales representatives present Vitrix solutions at a customer's facility.

Marketing materials, sample CDs and technical documents are normally provided by our inside sales staff to customers who desire to research the best solutions.

     BUSINESS ALLIANCE AND PARTNER PROGRAM. Our Business Alliance and Partner Program was formed to enhance sales by creating partnerships with leaders and participants within the following horizontal industries:

          *    Payroll Service Providers;

          *    Software companies;

          *    Systems integrators and consultants;

          *    Human Resource PEO;

          *    Web portals;

          *    SMB Web site companies;

          *    Telecom & ISP companies;

          *    Financial management companies;

          *    Other ASPs.

     Our partnership programs are divided into four (4) categories: strategic partners, technology partners, distribution partners, and alliance partners.

     * Strategic Partners are companies who are leaders in their industries and markets. Our Strategic Partners and Vitrix, together make significant legal commitments relating to sales, marketing, technology, and distribution. Both partners invest significant capital and human resources in order to meet customer needs, and expand markets and revenue by leveraging each other's resources.

     * Distribution Partners are companies who distribute and re-sell Vitrix software and hardware solutions to their customers via marketing efforts and the Distribution Partner's sales force. Distribution Partners also include our new ASP offerings that afford private label, co-branded or Vitrix-branded solutions for labor management.

     * Technology Partners are the firms who either supply Vitrix with the technology, or the technology delivery support services we use to build and deliver our offerings. Technology Partners also encompass firms who license and use Vitrix technology to embed or wrap around their own offerings via our Software Development Kit.

     * Alliance Partners are organizations that wish to have a relationship with Vitrix that is primarily oriented toward selling and marketing activities. The Alliance Partner program is simple, non-exclusive and intended to provide mutually beneficial referral fee revenue. The Alliance Partner Program benefits both partners by lending each others name to an effort, creating and giving support, typically through cross pollination of sales and marketing staffs.

MANUFACTURING AND SOURCES OF SUPPLY

     The duplication of Vitrix software is done with our own equipment. The printing of documentation is outsourced to suppliers. Although most of the parts and components included within our products are available from multiple suppliers, certain parts and components are purchased from single suppliers. We have chosen to source these items from single suppliers because we believe that the supplier chosen is able to consistently provide us with the highest quality product at a competitive price on a timely basis. While to date we have been able to obtain adequate supplies of these parts and components, the inability to transition to alternate sources on a timely basis if required in the future, could result in delays or reductions in product shipments which could have a material adverse effect on our operating results.

PRODUCT DEVELOPMENT

     Our product development efforts are focused on enhancing and increasing the performance of our existing products and developing new products. During fiscal 2000 and 1999, research and development expenses were $570,856 and $232,250, respectively. The Company intends to continue to commit resources to enhance and extend our product lines and develop interfaces to third party products. Although we are continually seeking to further enhance our product offerings and to develop new products, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that our competitors will not develop and market products which are superior to our products or achieve greater market acceptance. We also depend upon the reliability and viability of a variety of software development tools owned by third parties to develop our products. If these tools are inadequate or not properly supported, our ability to release competitive products in a timely manner could be adversely impacted.

PROPRIETARY RIGHTS

     We rely on a combination of trademarks, trade secret law and contracts to protect our proprietary technology. We generally provide software products to end-users under non-exclusive shrink-wrap licenses or under signed licenses, both of which may be terminated by Vitrix if the end user breaches the terms of the license. These licenses generally require that the software be used only internally subject to certain limitations, such as the number of employees, simultaneous users, computer model and serial number, features and/or terminals for which the end user has paid the required license fee. We authorize our resellers to sublicense software products to end users under similar terms. In certain circumstances, we also make master software licenses available to end users which permit either a specified limited number of copies or an unlimited number of copies of the software to be made for internal use. Some customers license software products under individually negotiated terms. Despite these precautions, it may be possible to copy or otherwise obtain and use our products or technology without authorization. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

COMPETITION

     We provide time and attendance, data collection and labor management solutions that enable businesses to optimize their labor resources. The labor management industry is highly competitive. Competition is increasing as businesses in related industries, such as human resources management, payroll processing and enterprise resource planning ("ERP") enter the time and attendance market. Advances in software development tools have accelerated the software development process and, therefore, enable competitors to penetrate our markets. Although we believe we have certain technological and other advantages over our current competitors, maintaining those advantages will require continued investment by the Company in research and development and marketing and sales initiatives. There can be no assurance that we will have sufficient resources to make such investments or to achieve the technological advances necessary to maintain our competitive advantages. Increased competition could adversely affect our operating results through price reductions and/or loss of market share.

     We compete primarily on the basis of price/performance, quality, reliability and customer service. In the time and attendance market, we compete against firms that sell automated time and attendance products to many industries, against firms that focus on specific industries, and against firms selling related products, such as payroll processing, human resources management, or ERP systems. Many of our competitors, such as Kronos Corporation, Stromberg and Simplex, are substantially larger and have access to significantly greater financial resources than the Company. Competitive market conditions could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES


     As of June 30, 2000, we employed twenty-seven individuals. None of our employees are represented by a union or other collective bargaining agreement, and we consider our relations with our employees to be good. We have encountered intense competition for experienced technical personnel for product development, technical support and sales and expect such competition to continue in the future. Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect our ability to produce, support and sell products in a timely manner.


ITEM 2. PROPERTIES.

     We lease approximately 9,000 square feet in Tempe, Arizona under a lease agreement which commenced in November 1999. We have an additional 1,000 square feet of office space in Tempe, Arizona that is being subleased to a tenant on a month-to-month basis. Our rental expense for these facilities in fiscal 2000 was approximately $105,000. We consider our present facilities to be adequate for our current requirements and that additional space will be available as needed in the future.

ITEM 3. LEGAL PROCEEDINGS.

     We are from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, we were not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of our shareholders during the fiscal quarter ended June 30, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the NASD's over-the-counter market on the electronic bulletin board (the "OTC Bulletin Board") under the symbol "VTTX." The quoted prices reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

     Set forth below are the high and low sales prices of the Common Stock for the periods indicated as reported by the OTC Bulletin Board:

                                   FISCAL 2000

           Period                               High            Low
           ------                               ----            ---

       First quarter                            $0.69          $0.38
       Second quarter                            0.38           0.22
       Third quarter                             3.25           0.22
       Fourth quarter                            0.94           0.28

                                   FISCAL 1999

           Period                               High            Low
           ------                               ----            ---

       First quarter                            $0.44          $0.19
       Second quarter                            0.38           0.13
       Third quarter                             0.69           0.38
       Fourth quarter                            0.58           0.39

     As of September 25, 2000, there were 225 holders of the Company's Common Stock.

     The Company has never paid any cash dividends, and the present policy of the Company is to retain earnings for use in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following selected financial information is derived from the Company's historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein. The accompanying financial statements of Vitrix include the accounts of Vitrix Incorporated for all periods presented, and the accounts of Vitrix from April 15, 1999, the effective date of the Acquisition.

                         SELECTED FINANCIAL INFORMATION

                                                        Years Ended June 30,
                                                     --------------------------
                                                        2000             1999
                                                     ----------        --------
Total Revenues                                       $1,261,866        $743,954
Costs of Revenues                                       485,971         249,309
Gross Profit                                            775,895         494,645
Sales and Marketing Expense                             740,332         288,559
Research and Development Expense                        570,856         232,250
General and Administrative Expense                      583,059         226,749
Net Loss                                             (1,098,219)       (269,302)
Basic Loss per Share                                      (0.04)          (0.02)

COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2000 AND JUNE 30, 1999

     REVENUES. Revenue for the fiscal year ended June 30, 2000 (the "reporting period"), rose 70% to $1,261,866, compared to revenue of $743,954 for the fiscal year ended June 30, 1999 (the "comparable period"). This growth was principally the result of increased customer demand for the Company's product solutions and the hiring of additional salespersons to meet that demand, which resulted in an increase in sales volume. The increase in sales volume was generated through increased product and service revenue.

     PRODUCT SALES. Product sales for the reporting period increased 48% to $1,080,388, compared to revenue of $730,641 in the comparable period. Product revenue growth was principally the result of increased customer demand. Product revenue growth in fiscal 2000 was driven by sales of the Company's products to new customers as well as sales into the Company's existing customer base. Demand from both new and existing customers was driven by new product additions delivered in fiscal 2000, including, specifically, the introduction of HourTrack 2000.

     SERVICE REVENUE. Service revenue for the reporting period was $181,478, or 14% of revenue, compared to revenue of $13,313, or 2% of revenue in the comparable period. The increase was principally the result of the formation of a professional services group during the reporting period formed as a result of an increased demand by our customers needing professional services. The increase in demand is primarily attributable to the introduction of new products that are more sophisticated and robust.

     GROSS PROFIT. Gross profit as a percentage of revenues was 62% in the reporting period and 67% in the comparable period. Gross profit on product sales in the reporting period was 63% compared to 67% in the comparable period. The decrease in gross profit percentage was primarily attributable to a change in the mix of product sold. The Company's product revenue in the reporting period was derived from sales of systems in which hardware, which typically generates lower gross profit, represented a higher proportion of product revenues than in the comparable period. Gross profit on service revenues was 51% in the reporting period and was not applicable in the comparable period as no costs were assigned to cost of services due to the minimal service revenue in such period.

     EXPENSES. Sales and marketing expenses were $740,332, or 59% of revenues, in the reporting period and $288,559, or 39% of revenues, in the comparable period. The increase in sales and marketing expense in the current period is primarily due to increased labor costs resulting from the hiring of additional salespeople and sales and marketing management personnel along with increased advertising and promotional expenses.

     Research and development expenses were $570,856, or 45% of revenues, in the reporting period and $232,250, or 31% of revenues, in the comparable period. The increase in research and development expenses in the reporting period is attributable to increased labor costs as a result of the Company's development of its application service provider (ASP) product MyVITRIX, and the client/server product HourTrack 2000.

     General and administrative expenses were $583,059, or 46% of revenues, in the reporting period and $226,749, or 30% of revenues, in the comparable period. The increase in general and administrative expenses in the current period is primarily attributable to management personnel that were in place for the entire duration of the reporting period and only a portion of the comparable period.

     Other income (expense) was $20,133 in the reporting period and $(16,389) in the comparable period. The change from a net other expense to a net other income is attributable to a reduction in interest expense as result of the conversion of debt to equity during fiscal 1999 and an increase in interest income in fiscal 2000 resulting from an increase in cash balances due to the raising of additional equity investments. See "Item 12 Certain Relationships and Related Transactions."

LIQUIDITY AND CAPITAL RESOURCES

     Working capital as of June 30, 2000 was $547,162, as compared to $205,657 at June 30, 1999. Cash and cash equivalents at those dates amounted to $620,765 and $376,365, respectively.

     OPERATIONS. Net cash used by operations increased to $1,116,673 in the reporting period, compared to net cash used by operations of $87,624 in the comparable period. The increase in net cash used by operations was primarily attributable to increases in the net loss, accounts receivable, inventory and accrued liabilities and deferred revenue. It is the Company's policy to bill maintenance contracts at the contract start date and professional services accompanying product sales when the product is invoiced. The Company has experienced growth in deferred maintenance revenues as the result of the expansion of the installed base and the level of maintenance contracts sold to that installed base in fiscal 2000. In fiscal 2000, the Company experienced an increase in deferred professional services revenue as a result of an increase in the level of professional services accompanying new sales.

     INVESTMENT ACTIVITIES. The Company used $99,875 and $26,472, to purchase property and equipment in fiscal 2000 and 1999, respectively. During the reporting period, the Company acquired cash of approximately $207,000 with its acquisition of Vitrix Incorporated.

     FINANCING ACTIVITIES. The Company raised approximately $1,475,000 and $190,000 in aggregate proceeds from the issuance of Common Stock and the exercise of common stock options and warrants in fiscal 2000 and 1999, respectively.

     At August 31, 2000, the Company's working capital and funds generated from operations are sufficient to fund the Company's operations for the next three months. In the absence of obtaining additional capital through asset sales, securing a revolving credit facility, debt or equity offerings, or a combination of the foregoing, the Company will be unable to fund its operations and will experience defaults under certain of its contractual agreements, including its lease agreements for its corporate headquarters. These agreements are subject to termination in the event of default. Certain of the parties to these agreements could take legal action against the Company to collect amounts owed to them. Accordingly, the Company's financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company's operations. As a result, the Company's independent certified public accountants have issued a going concern opinion on the financial statements of the Company for the year ended June 30, 2000.

     The Company has on-going discussions with various financial sources in an effort to raise additional capital. While the Company believes that it will succeed in attracting additional capital, there can be no assurance that the Company's efforts will be successful.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133 - an amendment of FASB Statement No. 133 ("SFAS 133"), defers the effective date of SFAS 133 to be effective for financial statements ending after June 15, 2000. Adoption of SFAS 133 does not have a material effect, if any, on the Company's financial position or results of operations.

     In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on the Company's financial position.

INFLATION AND SEASONALITY

     The Company does not believe that its operations are significantly impacted by inflation. The Company's business is not seasonal in nature.

FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-KSB contains certain forward-looking statements and information which we believe are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward looking statements contained herein can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts, are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. Examples of uncertainties which could cause such differences include, but are not limited to, the ability of the Company to attract and retain key personnel, especially highly skilled technology personnel, the ability of the Company to secure additional capital to finance its business strategy, competition from other companies providing time and labor management hardware and software products, and the Company's reliance on technology and information and telecommunication systems. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements and schedules are included herewith commencing on page F-1.

     Independent Auditors' Report                                           F-1

     Balance Sheet                                                          F-2

     Statements of Operations                                               F-3

     Statements of Changes in Stockholders' Equity (Deficit)                F-4

     Statements of Cash Flows                                               F-5

     Notes to Financial Statements                                          F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     Information regarding the Company's directors and executive officers is provided below.

     THOMAS S. BEDNARIK. Mr. Bednarik, age 50, has served as President, Chief Executive Officer and a director of the Company since February 2000. From April 1998 to February 2000, Mr. Bednarik served as Vice President of Sales and Support at NetPro Computing, Inc., an Arizona-based software development company that provides directly infrastructure management tools to clients with Novell and Microsoft platforms. In addition, Mr. Bednarik has served in various executive management capacities, including Chief Executive Officer, President and Executive Vice President, with such firms as Idea Corporation, Decision Data, Alcatel Information Systems and ITT Corporation.

     CRAIG J. SMITH. Mr. Smith, age 30, has served as the Company's Vice President of Finance and Administration and Chief Financial Officer since April 1999. From 1998 to 1999, Mr. Smith served as Controller of Pacific Numerix Corporation. From 1993 to 1998, served as an Audit Manager of Semple & Cooper LLP. Mr. Smith earned a Bachelor of Science degree in finance and accounting from Mankato State University-Minnesota in 1992 and is completing his MBA from Arizona State University.

     TODD P. BELFER. Mr. Belfer, age 32, has served as a director of the Company since March 1999, and as Chairman of the Board of Directors of Vitrix from April 1996 until March 1999. Mr. Belfer also is currently serving as President and Chairman of the Board of M.D. Labs, Incorporated, a private Arizona-based company, where he has been employed since February 1994. Mr. Belfer also co-founded Employee Solutions, Inc. in May 1990, and served as its Executive Vice-President and as a director from 1991 to 1996. Mr. Belfer earned a Bachelor of Science in Finance and Economics from the University of Arizona in 1989.

     BAHAN SADEGH. Mr. Sadegh, age 27, has served as a director of Vitrix since 1996. Mr. Sadegh co-founded Vitrix in 1996, and has served as Chief Technology Officer of Vitrix since its founding. Mr. Sadegh served as an engineer consultant for Brouwer, Palmer and Associates from 1992 until 1995. Mr. Sadegh is completing a degree in mathematics and business administration at Arizona State University.

     HAMID SHOJAEE. Mr. Shojaee, age 27, has served as a director of the Company since April 1996. Mr. Shojaee co-founded Vitrix in 1996, served as its President and Chief Executive Officer from June 1998 until March 1999. Mr. Shojaee currently serves as Information Technology Director for Vitrix. Mr. Shojaee formerly owned and operated Power Computing Solutions, a computer consultant business, from August 1993 until December 1995. Mr. Shojaee served as a network administrator for International Business Machines Corporation from January 1992 until December 1993. Mr. Shojaee is a Microsoft Certified Systems Engineer, and attended Arizona State University.

     MICHAEL A. WOLF. Mr. Wolf, age 48, has served as a director of the Company since March 1999, and as a director of Vitrix Incorporated, since June 1997. From March 1999 to November 1999, Mr. Wolf also served as Chairman of the Board of the Company. From November 1999 to February 2000, Mr. Wolf acted as Interim Chief Executive Office of the Company. Mr. Wolf co-founded VIASOFT in November 1984, served as its Executive Vice-President and Chief Technology Officer and as a director from which he retired in August 1997. Mr. Wolf is a member of the Board of Directors of the Arizona Software and Internet Association, the
Advisory Committee of the Arizona Angels Investor Network, and serves on the Boards or Advisory Boards of several other technology-related companies. Mr. Wolf earned a Bachelor of Science in Quantitative Systems from Arizona State University.

     LISE M. LAMBERT. Ms. Lambert, age 43, has served as a director of the Company since April 1999 and as director of Vitrix since January 1998. Ms. Lambert is President of Relevant, Inc., a consulting company that serves the computer software industry. Ms. Lambert has been employed by Relevant, Inc. since 1996. In 1986, Ms. Lambert co-founded Mastersoft, Inc., where she served as Vice-President of Marketing from 1986 to 1990 and Senior Vice-President of Sales from 1990 to 1995. Ms. Lambert has held various sales and management positions, including Product Line Manager at MicroAge, Inc. in Tempe Arizona, and currently serves as director for OutBack Resource Group. Ms. Lambert earned Bachelor of Arts degrees in education and music, and a Masters degree in deafness and audiology from Smith College.

     WILLIAM K. SWARTZ. Mr. Swartz, age 44, has served as director of the Company since January 2000. Since 1982, Mr. Swartz has served as President of Swartz & Associates, Inc., an executive recruiting firm engaged in the recruiting of executives for major software, internet and computer companies such as Vstore, herebid.com, Visitalk and MyGeek.com.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, as well as persons beneficially owning more than 10% of the Company's outstanding Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") within specified time periods. Such officers, directors and shareholders are also required to furnish the Company with copies of all
Section 16(a) forms they file.

     Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all
Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended June 30, 2000.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table summarizes all compensation to the Company's Chief Executive Officer and to the Company's other most highly compensated executive officers other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Officers"), for services rendered to the Company for each of the fiscal years ended June 30, 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM COMPENSATION
                                                                                    ----------------------
                                                   ANNUAL COMPENSATION                      AWARDS
                                         -----------------------------------------  ----------------------
          NAME AND                                                   OTHER ANNUAL   SECURITIES UNDERLYING
   PRINCIPAL POSITION(1)        YEAR     SALARY($)     BONUS($)    COMPENSATION($)     OPTIONS/SARS (#)
   ---------------------        ----     ---------     --------    ---------------     ----------------
Thomas S. Bednarik(2)           2000      $39,531       $5,000           -0-             1,000,000(2)
   President and                1999          N/A          N/A           N/A                   N/A
   Chief Executive Officer      1998          N/A          N/A           N/A                   N/A

Philip R. Shumway(3)            2000      $68,939          N/A           N/A                   N/A
   President and                1999      $31,439          N/A           N/A               758,528(4)
   Chief Executive Officer      1998          N/A          N/A           N/A                   N/A

----------
(1) No other executive officer of the Company received compensation in excess of $100,000 for the periods presented.

(2) Mr. Bednarik was appointed President and Chief Executive Officer of the Company effective February 17, 2000. Had Mr. Bednarik been with the Company for an entire year his annual base salary would have been $115,000. Pursuant to the terms of a letter agreement, dated February 17, 2000, between Mr. Bednarik and the Company, Mr. Bednarik was granted options to purchase 1,000,000 shares of the Company's Common Stock at a per share exercise price of $0.94.

(3) Mr. Shumway resigned as President and Chief Executive Officer of the Company effective October 31, 1999. Mr. Shumway's annual salary was $100,000. The salary amount for Mr. Shumway reflects salary received for the period July 1, 1999 through March 8, 2000. In accordance with the terms of a Severance Agreement and General Release, dated October 25, 1999, Mr. Shumway was paid severance pay from November 1, 1999 to March 8, 2000.

(4) Pursuant to the terms of his Employment Agreement with Vitrix, Mr. Shumway received options to purchase 380,000 shares of Common Stock of Vitrix which were converted to options to purchase 758,528 shares of Company Common Stock in connection with the consummation of the transactions contemplated by that certain Exchange Agreement, dated April 15, 1999, by and among the Company, Vitrix Incorporated and the shareholders signatory thereto. In accordance with the terms of a Severance Agreement and General Release, dated October 25,1999, between the Company and Mr. Shumway, Mr. Shumway agreed to forfeit all but 120,000 of such options.

     The following table sets forth information concerning individual grants of stock options made to the Named Officers during the fiscal year ended June 30, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                     INDIVIDUAL GRANTS
                      -------------------------------------------------------    POTENTIAL REALIZED VALUE
                      NUMBER OF        % OF TOTAL                               AT ASSUMED RATES OF ANNUAL
                      SECURITIES      OPTIONS/SARS                              STOCK PRICE APPRECIATION
                      UNDERLYING       GRANTED TO                                  FOR OPTION TERM (2)
     NAME AND        OPTIONS/SARS     EMPLOYEES IN     EXERCISE    EXPIRATION   ------------------------
PRINCIPAL POSITION   GRANTED (#)(1)    FISCAL YEAR   PRICE ($/SH)    DATE        5% ($)         10% ($)
------------------   --------------    -----------   ------------    ----        ------         -------
Thomas S. Bednarik     1,000,000           31%          $0.94       02/2010     $590,000      $1,500,000
President and Chief
Executive Officer

----------
(1) In connection with Mr. Bednarik's employment with Vitrix, Mr. Bednarik was granted options to purchase 1,000,000 shares of the Company's Common Stock. The options may be exercised for 25% of the underlying stock beginning on February 17, 2001, and 25% on each additional one-year anniversary thereafter.

(2) Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% or 10% compounded annually from the date the options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall stock market conditions, as well as the optionholder's continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

OPTION EXERCISE

     There were no option exercises by the Named Officers during the fiscal year ended June 30, 2000.

EMPLOYMENT AGREEMENTS

     As of February 15, 2000, the Board of Directors approved the terms of Mr. Bednarik's at-will employment with the Company for services as its President and Chief Executive Officer. Under the terms of a letter agreement, dated as of February 17, 2000, Mr. Bednarik receives a base salary of $115,000. Mr. Bednarik is also entitled to receive quarterly and annual bonus payments payable in cash based on the Company's achievement of certain revenue targets for such periods. Mr. Bednarik received a $5,000 cash bonus during the fiscal year ended June 30, 2000.

     Mr. Bednarik is also entitled to participate in the Company's medical and dental plans, with the Company paying 50% of the cost of the medical coverage for Mr. Bednarik's family. Under the terms of the letter agreement, a portion of Mr. Bednarik's unvested options become immediately vested in the event he is terminated without cause (as defined in his Option Agreement with the Company). In the event the Company is acquired or merged into another company, any unvested options will become automatically vested.

     Effective October 31, 1999, Mr. Philip R. Shumway resigned as the Company's President and Chief Executive Officer. In connection with such resignation, the Company and Mr. Shumway entered into a Severance Agreement and General Release, dated as of October 25, 1999 (the "Severance Agreement). Under the terms of the Severance Agreement, the parties agreed to terminate Mr. Shumway's Employment Agreement, effective October 31, 1999. In addition, in consideration for Mr. Shumway's release of any potential claims against the Company, its officers, directors, stockholders, agents and certain other parties, the company paid Mr. Shumway a severance payment of approximately $35,000 and $3,846 for accrued vacation time. The Company also agreed to keep in force medical and dental benefits until the earlier of the remaining term of his Employment Agreement or the date Mr. Shumway receives comparable benefits in connection with any new employment obtained by Mr. Shumway. The Severance Agreement also provided that Mr. Shumway could keep 120,000 options. Conversely, Mr. Shumway has agreed not to compete with the Company for a period of one year from the date of the Agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of August 31, 2000, concerning the beneficial ownership of shares of Common Stock of the Company by
(i) each person known by the Company to beneficially own more than 5% of the Company's Common Stock; (ii) each Director; (iii) each of the Named Officers; and (iv) all Directors and executive officers of the Company as a group. To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.


                                               SHARES BENEFICIALLY OWNED (1)
NAME AND ADDRESS OF                         ----------------------------------
BENEFICIAL OWNER (2)                          NUMBER                   PERCENT
--------------------                          ------                   -------
Thomas S. Bednarik                            187,500 (3)                  *
Michael A. Wolf                             1,026,433 (4)                 3.3
Todd P. Belfer                              4,438,506 (5)                14.5
Lise M. Lambert                               501,624 (6)                 1.6
William K. Swartz                                  --                      --
Bahan Sadegh                                1,625,702 (7)                 5.3
Hamid Shojaee                               5,456,446                    17.8
Craig J. Smith                                 59,942 (8)                  *
Circle F Ventures                           4,425,000 (9)                13.8
All directors and Named
 Officers as a group                       13,296,153                    42.6

----------
*    Less than 1%.

(1) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 30,605,290 shares of Common Stock outstanding as of September 25, 2000.

(2) The address of each of the beneficial owners is c/o Vitrix, Inc., 51 West Third Street, Suite 310, Tempe, Arizona 85281, except for Circle F Ventures, whose address is 17797 North Perimeter Drive, Suite 105, Scottsdale, Arizona 85255.

(3) Includes 62,500 shares of Common Stock issuable upon exercise of warrants issued in the Company's February 2000 private placement.

(4) Includes (i) 159,690 shares of Common Stock which are subject to unexercised options that were exercisable on September 1, 2000, or within 60 days thereafter, and (ii) 54,000 shares of Common Stock issuable upon exercise of warrants issued in the Company's October 1999 and February 2000 private placements.

(5) Includes 129,700 shares of Common Stock issuable upon exercise of warrants issued in the Company's October 1999 and February 2000 private placements.

(6) Includes (i) 159,690 shares of Common Stock which are subject to unexercised options that were exercisable on September 1, 2000, or within 60 days thereafter, and (ii) 23,200 shares of Common Stock issuable upon exercise of warrants issued in the Company's October 1999 private placement.

(7) Includes 9,600 shares of Common Stock issuable upon exercise of warrants issued in the Company's October 1999 private placement.

(8) Includes (i) 29,942 shares of Common Stock which are subject to unexercised options that were exercisable on September 1, 2000, or within 60 days thereafter, and (ii) 10,000 shares of Common Stock issuable upon exercise of warrants issued in the Company's October 1999 private placement.

(9) Includes 1,475,000 shares of Common Stock issuable upon exercise of warrants issued in the Company's October 1999 and February 2000 private placements.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 1996, the Company entered into a debt financing agreement for $310,000 with T.P.B. Investment Limited Partnership (TPB), which is owned by Todd P. Belfer, a member of the Company's Board of Directors. On June 20, 1998, TPB converted debt of $110,000, together with accrued interest thereon of approximately $27,000, to contributed capital.

     On March 3, 1999, TPB agreed to convert the remaining principal ($200,000) and accrued interest ($64,570) outstanding on its notes into 2,720,723 shares of the Company's Common Stock and Preferred Stock. The shares of Preferred Stock were subsequently converted into Common Stock on October 7, 1999, when the Company amended its Articles of Incorporation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The exhibits as indexed below are included as part of this Form 10-KSB.

     (b)  Reports on Form 8-K.

     There were no Current Reports on Form 8-K during the fiscal quarter ended June 30, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VITRIX, INC.

Dated: September 28, 2000               /s/ Thomas S. Bednarik
                                        ------------------------------------
                                        Thomas S. Bednarik, President and
                                        Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                POWER OF ATTORNEY

     KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas S. Bednarik and Craig J. Smith, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstititon for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures                       Title                              Date
----------                       -----                              ----

/s/ Thomas S. Bednarik      President, CEO and Director       September 28, 2000
----------------------      (Principal Executive Officer)
Thomas S. Bednarik

/s/ Craig J. Smith          Chief Financial Officer           September 28, 2000
----------------------      (Principal Financial Officer)
Craig J. Smith

/s/ Todd P. Belfer          Chairman of the Board             September 28, 2000
----------------------
Todd P. Belfer

/s/ Michael A. Wolf         Director                          September 28, 2000
----------------------
Michael A. Wolf

/s/ Lise M. Lambert         Director                          September 28, 2000
----------------------
Lise M. Lambert

/s/ Bahan Sadegh            Director                          September 28, 2000
----------------------
Bahan Sadegh

/s/ Hamid Shojaee           Director                          September 28, 2000
----------------------
Hamid Shojaee

/s/ William K. Swartz       Director                          September 28, 2000
----------------------
William K. Swartz

                                  EXHIBIT INDEX


EXHIBIT                                                                    BY REFERENCE    NO. IN
NUMBER                            DESCRIPTION                              FROM DOCUMENT  DOCUMENT
------                            -----------                                --------     --------
  3.1       Registrant's Articles of Incorporation                              A           3.1

  3.1.1     Registrant's  Amendment  to its  Articles  of  Incorporation,
            dated November 7, 1988                                              A           3.1.1

  3.1.2     Registrant's  Amendment  to its  Articles  of  Incorporation,
            dated June 25, 1991                                                 B           3.1.2

  3.1.3     Registrant's   Certificate  of  Reverse  Stock  Split,  dated
            February 15, 1994                                                   C           3.1.3

  3.1.4     Registrant's   Certificate   of   Designation   of  Series  A
            Preferred Stock, dated June 27, 1996                                D           3.1.4

  3.1.5     Registrant's  Amendment to Articles of  Incorporation,  dated
            June 25, 1996                                                       D           3.15

  3.1.6     Registrant's   Certificate   of   Designation   of  Series  B
            Preferred Stock, dated March 31, 1999                               I           3.1.6

  3.1.7     Registrant's  Amendment to Articles of  Incorporation,  dated
            October 7, 1999.                                                    J           3.1

  3.2       Amended Bylaws of the Registrant                                    C           3.2

  4.1       Registrant's Form of Common Stock Certificate                       A           4.1

  4.6       Registrant's Form of 10% Convertible  Subordinated  Promissory
            Note issued to purchasers of the Registrant's  securities in a private placement of the Registrant's securities which
            closed on December 14, 1993 and January 13, 1994                    E           4.7

  4.7       Registrant's   Form  of   Warrant  to   purchase   shares  of
            Registrant's  Common  Stock at an exercise  price of $.90 per
            share dated February 3, 1994                                        E           4.8

  4.7.1     Schedule  of omitted  documents  in the form of  Exhibit  4.7, including material detail in which such documents differ
            from Exhibit 4.7.                                                   E           4.8.1

  10.1      Stock Option  Agreement,  dated  September 20, 1993,  between
            Registrant and Patrick McEnany                                      E           10.17

  10.1.1    Amendment  to Stock  Option  Agreement,  dated  February  21,
            1995, between Registrant and Patrick McEnany                        G           10.2.1

  10.2      Asset  Purchase  Agreement  between  the  Company  and Parlux
            Fragrances, Inc., dated January 31, 1996                            F           10.17

  10.3      Registration  Rights Agreement between the Company and Parlux
            Fragrances, Inc., dated June 28, 1996                               F           10.18

                                                                           BY REFERENCE
EXHIBIT                                                                        FROM       NO. IN
NUMBER                            DESCRIPTION                                DOCUMENT    DOCUMENT
------                            -----------                                --------    --------
  10.4      Exchange  Agreement,   dated  April  15,  1999,  between  the
            Company,  Vitrix Incorporated ("Vitrix") and the shareholders
            of Vitrix signatory thereto                                         H           2

  10.5      Employment  Agreement,   dated  February  16,  1999,  between
            Vitrix and Philip R. Shumway                                        I           10.6

  10.6      1999 Equity Compensation Plan                                       I           10.7

  10.7.1    Lease  Agreement,   dated  September  3,  1999,  beween  LAFP
            Phoenix, Inc., as lessor, and the Registrant, as lessee             J           10.1

  10.7.2    First  Amendment  to Office Lease  Agreement,  dated March 28,
            2000,   between  LAFP  Phoenix,   Inc.,  as  lessor  and  the
            Registrant, as lessee                                               K           10.1

  10.8      Securities  Purchase  Agreement,  dated  September  21, 1999,
            between Circle F Ventures, LLC and the Registrant                   J           10.2

  10.9      Severance  Agreement and General  Release,  dated October 25,
            1999, between Philip R. Shumway and the Registrant                  J           10.3

  27        Financial Data Schedule                                          Filed herewith

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

C. Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1994.

D.   Form 8-K Current Report reporting event on June 28, 1996.

E. Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended December 31, 1993.

F. Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended December 31, 1995.

G. Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1996.

H.   Form 8-K Current Report reporting event on April 15, 1999.

I. Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1999.

J. Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended September 30, 1999.

K. Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended March 31, 2000.

                          INDEPENDENT AUDITORS' REPORT

To The Stockholders and Board of Directors of Vitrix, Inc.

We have audited the accompanying consolidated balance sheet of Vitrix, Inc. as of June 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitrix, Inc. as of June 30, 2000, and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Managements' plans in regard to this matter are also discussed in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ BDO Seidman, LLP

Los Angeles, California
August 15, 2000

                                  VITRIX, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2000


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                                $   620,765
  Accounts receivable - trade, net (Note 1)                             229,717
  Inventory (Note 1)                                                     91,204
  Prepaid expenses and other current assets                              38,182
                                                                    -----------
      TOTAL CURRENT ASSETS                                              979,868


PROPERTY AND EQUIPMENT, NET (NOTES 1 AND 2)                             168,779
                                                                    -----------

      TOTAL ASSETS                                                  $ 1,148,647
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 3)                        $    46,303
  Accounts payable                                                       88,953
  Accrued liabilities                                                   145,143
  Deferred revenue (Note 1)                                             152,307
                                                                    -----------

    TOTAL CURRENT LIABILITIES                                           432,706

LONG-TERM DEBT, LESS CURRENT PORTION (NOTE 3)                            34,231
                                                                    -----------

      TOTAL LIABILITIES                                                 466,937
                                                                    -----------

COMMITMENTS: (NOTE 5)                                                        --

STOCKHOLDERS' EQUITY: (NOTE 6)
  Common stock, $.005 par value, 50,000,000 shares
    authorized, 30,508,218 shares issued and outstanding                152,541
  Contributed capital                                                 2,498,005
  Accumulated deficit                                                (1,968,836)
                                                                    -----------
      TOTAL STOCKHOLDERS' EQUITY                                        681,710
                                                                    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 1,148,647
                                                                    ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                            STATEMENTS OF OPERATIONS


                                                       YEARS ENDED JUNE 30,
                                                   -----------------------------
                                                       2000            1999
                                                   ------------    ------------
Revenues:
  Product sales                                     $ 1,080,388     $   730,641
  Services revenue                                      181,478          13,313
                                                    -----------     -----------

       TOTAL REVENUES                                 1,261,866         743,954
                                                    -----------     -----------
COST OF REVENUES:
  Product                                               397,742         249,309
  Services                                               88,229              --
                                                    -----------     -----------

       TOTAL COST OF REVENUES                           485,971         249,309
                                                    -----------     -----------

GROSS PROFIT                                            775,895         494,645
                                                    -----------     -----------
COSTS AND EXPENSES:
  Sales and marketing                                   740,332         288,559
  Research and development                              570,856         232,250
  General and administrative                            583,059         226,749
                                                    -----------     -----------

       TOTAL COSTS AND EXPENSES                       1,894,247         747,558
                                                    -----------     -----------

NET LOSS FROM OPERATIONS                             (1,118,352)       (252,913)
                                                    -----------     -----------
OTHER INCOME (EXPENSE):
  Interest expense                                      (11,155)        (24,112)
  Interest income                                        31,288           7,723
                                                    -----------     -----------

                                                         20,133         (16,389)
                                                    -----------     -----------

NET LOSS                                            $(1,098,219)    $  (269,302)
                                                    ===========     ===========

BASIC LOSS PER SHARE (NOTE 1)                       $     (0.04)    $     (0.02)
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        27,295,777      16,473,873
                                                    ===========     ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                    PREFERRED STOCK            COMMON STOCK
                                -----------------------   ----------------------   CONTRIBUTED   ACCUMULATED
                                   SHARES       AMOUNT      SHARES       AMOUNT      CAPITAL       DEFICIT        TOTAL
                                -----------   ---------   ----------   ---------   -----------   -----------   -----------
Balance at July 1, 1998           7,536,681   $  75,367    6,476,139   $  32,381   $  387,873    $  (601,315) $  (105,694)
 Conversion of related party
  debt and interest               1,463,319      14,633    1,257,404       6,287      243,650             --       264,570
 Sale of  stock, net of
 costs of $9,063                  1,000,000      10,000      859,283       4,296      176,622             --       190,918
 Merger with Vitrix
  Incorporated                           --          --    4,648,205      23,241      148,323             --       171,564
 Net loss                                --          --           --          --           --       (269,302)     (269,302)
                                -----------   ---------   ----------   ---------   ----------    -----------   -----------

Balance at June 30, 1999         10,000,000     100,000   13,241,031      66,205      956,468       (870,617)      252,056
  Issuance of stock options
    for services                         --          --           --          --       12,000             --        12,000
  Exercise of stock options          70,000         350       26,375          --       26,725
  Exercise of warrants                   --          --      264,687       1,323        4,500             --         5,823
  Sale of common stock and
    warrants, net of costs               --          --    6,732,500      33,663    1,409,662             --     1,443,325
  Issuance of common stock
    for services                         --          --      200,000       1,000       39,000             --        40,000
  Preferred stock conversion    (10,000,000)   (100,000)  10,000,000      50,000       50,000             --
  Net loss                               --          --           --          --           --     (1,098,219)   (1,098,219)
                                -----------   ---------   ----------   ---------   ----------    -----------   -----------

Balance at June 30, 2000                 --   $      --   30,508,218   $ 152,541   $2,498,005    $(1,968,836)  $   681,710
                                ===========   =========   ==========   =========   ==========    ===========   ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                            STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                  2000               1999
                                                              -----------        -----------
Increase (Decrease) in Cash and Cash Equivalents:
 Cash flows from operating activities:
 Net Loss                                                     $(1,098,219)       $  (269,302)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation                                                     44,106             28,678
  Common stock and stock options issued for services               52,000                 --
  Non-cash interest expense                                            --             64,570
  Accrued interest assumed in merger                                   --            (11,645)
 Changes in Assets and Liabilities:
  Accounts receivable-trade                                      (187,121)            (7,429)
  Inventory                                                       (62,807)           (11,352)
  Prepaid expenses and other current assets                       (27,591)            (7,477)
  Accounts payable                                                (57,131)           100,015
  Accrued liabilities                                              81,018             13,083
  Deferred revenue                                                139,072             13,235
                                                              -----------        -----------
       NET CASH USED BY OPERATING ACTIVITIES                   (1,116,673)           (87,624)
                                                              -----------        -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                              (99,875)           (26,472)
  Cash acquired in merger                                              --            207,678
                                                              -----------        -----------
       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES           (99,875)           181,206
                                                              -----------        -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital leases                                     (14,925)            (4,910)
  Proceeds from exercise of stock options and warrants             32,548                 --
  Proceeds from issuance of stock                               1,443,325            190,918
                                                              -----------        -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                1,460,948            186,008
                                                              -----------        -----------

Net change in cash and cash equivalents                           244,400            279,590

Cash and cash equivalents at beginning of period                  376,365             96,775
                                                              -----------        -----------
Cash and cash equivalents at end of period                    $   620,765        $   376,365
                                                              ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                                $     8,961        $     3,142
                                                              ===========        ===========
 Income taxes paid                                            $        --        $        --
                                                              ===========        ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Assets acquired by entering into capital leases              $    52,145        $    28,724
                                                              ===========        ===========
 Conversion of related party notes and accrued
   interest to equity                                         $        --        $   264,570
                                                              ===========        ===========
 Conversion of preferred stock to common stock                $   100,000        $        --
                                                              ===========        ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                             AND USE OF ESTIMATES:
--------------------------------------------------------------------------------

NATURE OF BUSINESS, MERGER AND NAME CHANGE:

Vitrix, Inc., formerly FBR Capital Corporation, (the Company or VITRIX) through its wholly owned subsidiary, Vitrix Incorporated, provides Time & Labor Management Solutions. VITRIX products improve productivity by automating Time and Attendance, Workforce Scheduling, and the management of Labor Resources, with features such as employee self-service, data capture technology, time sheet submittal, strategic reporting, and interface tools for payroll, human resources, resource planning, and third party application integration. VITRIX solutions are offered in a client/server application, or in a 100% Web-based Application Service Provider (ASP) product.

On April 15, 1999 Vitrix, Inc. acquired the outstanding capital stock of Vitrix Incorporated. The merger was consummated in accordance with the terms of an Exchange Agreement dated April 15, 1999, by and among Vitrix, Inc., Vitrix Incorporated and certain of the Vitrix Incorporated shareholders who agreed to participate in the merger. Under the terms of the Exchange Agreement, each outstanding share of Vitrix Incorporated common stock was converted into a combination of .9225 shares of Vitrix, Inc. common stock and 1.0736 shares of Series B Convertible Preferred Stock of Vitrix, Inc. The aggregate consideration paid in the merger was 8,592,826 shares of Vitrix, Inc. common stock and 10,000,000 shares of Vitrix, Inc. Preferred Stock (the "Shares"). The Exchange Agreement also provided for the assumption of outstanding options and warrants to purchase an aggregate of 1,086,000 shares of Vitrix Incorporated common stock, which have been converted into options and warrants to purchase Vitrix, Inc. Common Stock, subject to adjustment for the appropriate exchange ratio.

Giving effect to the issuance of the Shares, the Vitrix Incorporated shareholders own approximately 80% of the outstanding shares of Vitrix, Inc. Common Stock (assuming conversion of the Preferred Stock into Common Stock) and the prior Vitrix Inc. shareholders own the remaining 20% of the outstanding Vitrix, Inc. shares immediately subsequent to the merger. Although Vitrix, Inc. is the parent company of Vitrix Incorporated following the transaction, the transaction was accounted for as a recapitalization of Vitrix, Inc. and a purchase of Vitrix, Inc. by Vitrix Incorporated as Vitrix Incorporated is the controlling company after the merger. The accompanying financial statements of Vitrix, Inc. include the accounts of Vitrix Incorporated for all periods presented, and the accounts of Vitrix, Inc. from April 15, 1999, the effective date of the merger.

On October 7, 1999 The Company changed its name from FBR Capital Corporation to Vitrix, Inc. Vitrix, Inc. is a Nevada corporation formed on June 6, 1988. Vitrix Incorporated is an Arizona corporation formed on April 26, 1996.

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

                                  VITRIX, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

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

ACCOUNTS RECEIVABLE - TRADE:

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. As of June 30, 2000 a provision for uncollectible accounts has been established in the amount of $25,000.

INVENTORY:

Inventory is stated at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. The average lives range from three to five years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Property and equipment are reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review includes estimating future cash flows. Property and equipment costs are expensed when determined not realizable. Depreciation expense was $44,106 and $28,678, respectively, for the years ended June 30, 2000 and 1999.

The Company is the lessee of computer equipment, with an original cost of approximately $81,000, under five (5) capital lease agreements expiring through January 2003. The assets and liabilities under the capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are being depreciated over their estimated productive lives. Depreciation of the assets under the capital lease agreements is included in depreciation expense as noted above.

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

                                  VITRIX, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

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

LOSS PER SHARE:

Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares outstanding of common and preferred stock. The preferred stock was included in the calculation as of June 30, 1999 due to its automatic conversion into common stock once the Company had sufficient authorized common stock to issue the shares. (See Note 6)

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. At June 30, 2000 and 1999, options and warrants to purchase 7,738,202 and 2,278,298 shares of the Company's common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive.

                                  VITRIX, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

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

--------------------------------------------------------------------------------
                                     NOTE 2
                             PROPERTY AND EQUIPMENT:
--------------------------------------------------------------------------------

At June 30, 2000 property and equipment consists of:

     Computers and  equipment                                    $ 224,087
     Furniture and fixtures                                         37,381
     Leasehold improvements                                         15,103
                                                                 ---------
                                                                   276,571
     Less: accumulated depreciation                               (107,792)
                                                                 ---------

                                                                 $ 168,779
                                                                 =========

--------------------------------------------------------------------------------
                                     NOTE 3
                                 LONG-TERM DEBT:
--------------------------------------------------------------------------------

At June 30, 2000 long-term debt consists of the following:

     10% convertible subordinated promissory note to an
       individual, currently in default, see description
       below.                                                    $  19,500

     Capital leases payable, interest at rates ranging from
       15% to 24%, payable in monthly installments of principal
       and interest, maturing through January 2003                  61,034
                                                                 ---------

                                                                    80,534
     Less: current portion                                         (46,303)
                                                                 ---------

     Long-term debt                                              $  34,231
                                                                 =========

During 1996, Vitrix entered into a debt financing agreement for $310,000 with T.P.B. Investment Limited Partnership (TPB), which is owned by a member of the Company's Board of Directors. On June 20, 1998, TPB converted debt of $110,000, together with accrued interest thereon of approximately $27,000, to contributed capital.

                                  VITRIX, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------
                                     NOTE 3
                           LONG-TERM DEBT: (CONTINUED)
--------------------------------------------------------------------------------

On March 3, 1999, TPB agreed to convert the remaining principal and accrued interest outstanding on its notes. The agreement calls for the conversion of the remaining $200,000 principal and accrued interest of $64,570 in exchange for 2,720,723 shares of the Company's common and preferred stock.

On January 13, 1994, FBR entered into a series of 10% convertible subordinated promissory notes due January 15, 1996 totaling $5,157,750. On June 30, 1996 simultaneous with the closing of an asset sale, FBR completed an exchange offer in the aggregate principal amount of $5,040,750 with certain holders of the notes. On October 21, 1996, FBR completed the extinguishments of $97,500 of the notes in exchange for cash and, common stock warrants (Note 6). The Company believes the remaining note holder will also accept a settlement of the obligation on terms not requiring the full cash payment of the amount due. As of June 30, 2000, accrued interest on the note was $14,568.

On April 14, 1999 the Company entered into an agreement with an institution in which the Company has the right to demand the institution to purchase 100,000 shares of the Company's common stock at $.35 per share in order to satisfy the convertible note's outstanding principal and interest due. This agreement expires on January 31, 2001 or the date the note is satisfied in full.

As of June 30, 2000 future minimum lease payments due under the capital lease agreements, are as follows:

                    YEAR ENDING
                     JUNE 30,
                     --------
                       2001                                       $ 36,082
                       2002                                         26,069
                       2003                                         13,231
                                                                  --------

     Total minimum lease payments                                   75,382
     Less:  amount representing interest                           (14,348)
                                                                  --------
     Present value of net minimum lease payments                    61,034
     Less: current maturities of capital lease obligations         (26,803)
                                                                  --------
       Long-term maturities of capital lease obligations          $ 34,231
                                                                  ========

--------------------------------------------------------------------------------
                                     NOTE 4
                                  INCOME TAXES:
--------------------------------------------------------------------------------

As of June 30, 2000 deferred tax assets consist of the following:

     Federal loss carryforwards                                  $ 540,000
     State loss carryforwards                                      130,000
                                                                 ---------
                                                                   670,000
     Less:  valuation allowances                                  (670,000)
                                                                 ---------

                                                                 $      --
                                                                 =========

                                  VITRIX, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------
                                     NOTE 4
                            INCOME TAXES: (CONTINUED)
--------------------------------------------------------------------------------

The Company has established a valuation allowance equal to the full amount of the deferred tax assets primarily because of uncertainty in the utilization of net operating loss carryforwards.

As a result of stock ownership changes during 1997 and 1998, the Company's ability to utilize net operating losses in the future could be limited, in whole or part, under Internal Revenue Code Section 382. The Company was treated as an S-Corporation for income tax purposes through May 13, 1997. As of June 30, 2000 the Company's federal net operating loss carryforwards was approximately $1,525,000 and begins expiring in 2012 through 2020.

The Company's tax expense (benefit) differed from the statutory rate primarily due to the $435,000 change in the deferred tax asset valuation allowance from June 30, 1999.

--------------------------------------------------------------------------------
                                     NOTE 5
                                  COMMITMENTS:
--------------------------------------------------------------------------------

The Company currently leases office space in Tempe, Arizona at two (2) locations under non-cancelable operating lease agreements which expire through December 2004. For the years ended June 30, 2000 and 1999, expense under the aforementioned non-cancelable operating lease agreements was approximately $105,000 and $35,000, respectively.

Future minimum lease payments due under the operating lease agreement is as follows:

                                                    YEAR ENDING
                     YEAR                             JUNE 30,
                     ----                             --------
                     2001                           $  225,080
                     2002                              214,822
                     2003                              222,779
                     2004                              230,735
                     2005                              117,072
                                                    ----------

                                                    $1,010,488
                                                    ==========

--------------------------------------------------------------------------------
                                     NOTE 6
                              STOCKHOLDERS' EQUITY:
--------------------------------------------------------------------------------

SERIES B PREFERRED STOCK:

The Series B Preferred Stock automatically converted into common stock on a one-for-one basis on October 7, 1999 when the Company amended its Articles of Incorporation to increase the authorized common stock to 50,000,000 shares.

                                  VITRIX, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------
                                     NOTE 6
                        STOCKHOLDERS' EQUITY: (CONTINUED)
--------------------------------------------------------------------------------

STOCK OPTIONS:

On July 13, 1999, the Board of Directors authorized the implementation of the 1999 Equity Compensation Plan. The plan allows for the award of incentive stock options, non-statutory stock options or restricted stock awards to certain employees, directors, consultants and independent contractors. The Company has reserved an aggregate of 3,000,000 shares of common stock for distribution under the plan. The Company plans on increasing the number of reserved shares to 6,000,000, pending shareholder approval. The exercise price will be determined by the Board of Directors. Incentive stock options granted under the plan may be granted to employees only, and may not have an exercise price less than the fair market value the common stock on the date of grant. Options may be exercised on a one-for-one basis, with a maximum term of ten (10) years from the date of grant.

Pursuant to the Exchange Agreement, the outstanding options of Vitrix prior to the merger were converted into options to purchase common stock of the Company at the exchange ratio (1.9961 to 1) established in the Exchange Agreement. The table below combines the option activity of FBR and Vitrix based on post-merger number of options.

A summary of the activity of the plan follows:

                                                 NUMBER OF      WEIGHTED AVERAGE
                                                  OPTIONS        EXERCISE PRICE
                                                  -------        --------------

     Outstanding at June 30, 1998                  454,284           $ 0.22
     Granted                                     1,295,489             0.11
     Forfeited                                    (119,768)            0.11
                                                ----------           ------

     Outstanding at June 30, 1999                1,630,005             0.14
     Granted                                     3,183,231             0.58
     Exercised                                     (70,000)            0.38
     Forfeited                                  (1,183,528)            0.23
                                                ----------           ------

     Outstanding at June 30, 2000                3,559,708           $ 0.50
                                                ==========           ======

Additional information about outstanding options to purchase the Company's common stock as of June 30, 2000 is as follows:

                                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                     ------------------------------------------   --------------------------
                                 WEIGHTED AVG.
                                  REMAINING
                     NUMBER OF   CONTRACTURAL    WEIGHTED AVG.    NUMBER OF    WEIGHTED AVG.
     EXERCISE PRICE   SHARES    LIFE (IN YEARS)  EXERCISE PRICE    SHARES     EXERCISE PRICE
     --------------   ------    ---------------  --------------    ------     --------------
     $2.25 - $1.81      23,000        5.44           $ 2.10         15,000        $ 2.25
     $1.31 - $ .75   1,140,000        9.65           $ 0.95             --            --
     $ .59 - $ .28   1,120,231        9.81           $ 0.40             --            --
     $ .22 - $ .11   1,276,477        8.14           $ 0.14        784,712        $ 0.11

                                  VITRIX, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------
                                     NOTE 6
                        STOCKHOLDERS' EQUITY: (CONTINUED)
--------------------------------------------------------------------------------

STOCK OPTIONS (CONTINUED):

The stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended June 30, 2000 and 1999. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended June 30, 2000 and 1999 would have been increased to the pro forma amounts presented below:

                                                YEARS ENDED JUNE 30,
                                         ---------------------------------
                                             2000                  1999
                                         -----------           -----------
     NET LOSS:
       As reported                       $(1,098,219)          $  (269,302)
                                         ===========           ===========
       Pro forma                         $(1,103,000)          $  (282,157)
                                         ===========           ===========
     LOSS PER SHARE:
       As reported                       $      (.04)          $      (.02)
                                         ===========           ===========
       Pro forma                         $      (.04)          $      (.02)
                                         ===========           ===========

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of three (3) years, risk-free interest rates of eight percent (8%), volatility at zero percent (0%), and a zero percent (0%) dividend yield. The weighted average fair value at date of grant for options granted during the years ended June 30, 2000 and 1999 approximated $.03.

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS:

During the year ended June 30, 1998, the Company granted warrants to purchase 622,793 (post-merger figures) shares of the Company's common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.022 per share. During the year ended June 30, 2000 264,687 warrants were exercised, generating proceeds of $5,823. The warrants expire in June 2001.

In connection with its private placements of common stock during the year ended June 30, 2000 the Company issued 3,666,250 common stock warrants. Each warrant entitles the holder to purchase one share of common stock at varying exercise prices depending on the round of funding. The exercise price for the first round of funding is $.35 per share and are exercisable until October 2002. The exercise price for the second round of funding is $.28 per share and are exercisable until February 2003. As of June 30, 2000 none of the warrants have been exercised.

During the year ended June 30, 2000 the Company granted 150,000 options to an individual for consulting services. The exercise price of the options is $.45 per share and are exercisable through August 2002. The fair value of the options granted was estimated at $11,500 at the date of grant using the Black-Scholes pricing model. As of June 30, 2000 none of the options have been exercised.

                                  VITRIX, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------
                                     NOTE 6
                        STOCKHOLDERS' EQUITY: (CONTINUED)
--------------------------------------------------------------------------------

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS: (CONTINUED)

The Company granted 4,138 options during the year ending June 30, 2000 to an Institution for consulting services in which a member of the Company's Board of Directors is a Principal. The exercise price of the options is $.29 per share and are exercisable through November 2002. The fair value of the options granted was estimated at $500 at the date of grant using the Black-Scholes pricing model. As of June 30, 2000 none of the options have been exercised.

--------------------------------------------------------------------------------
                                     NOTE 7
                    BASIS OF PRESENTATION AND GOING CONCERN:
--------------------------------------------------------------------------------

Through June 30, 2000, the Company had sustained recurring losses from operations, and as of August 31, 2000, the Company estimates its' working capital and funds generated from operations are sufficient to fund the Company's operations for the next three months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During fiscal 2001, the Company expects to meet its working capital and other cash requirements with cash derived from operations, short-term receivables, software license fees, and other financing as required. The Company has on-going discussions with various financial sources in an effort to raise additional capital. While the Company believes that it will succeed in attracting additional capital, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses and obtaining additional business. Management believes that the creation and marketing of new products and continued cost control should improve the Company's profitability in fiscal 2001. However, there can be no assurance that the Company's efforts to achieve and maintain profitable operations will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.