Form 10QSB
period 2000-09-30
VITRIX INC /NV/
filed 2000-11-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended September 30, 2000

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


              51 West Third Street, Suite 310, Tempe, Arizona 85281
                    (Address of principal executive offices)

                                 (480) 967-5800
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 10, 2000, the issuer had outstanding 30,605,290 shares of Common Stock, par value $.005 per share.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  VITRIX, INC.
                                 BALANCE SHEETS

                                                                  SEPTEMBER 30,        JUNE 30,
                                                                      2000              2000
                                                                  -----------        -----------
                                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $   188,309        $   620,765
  Accounts receivable - trade, net                                    279,893            229,717
  Inventory                                                            80,484             91,204
  Prepaid expenses and other current assets                            29,147             38,182
                                                                  -----------        -----------

     TOTAL CURRENT ASSETS                                             577,833            979,868

PROPERTY AND EQUIPMENT, NET                                           158,735            168,779
                                                                  -----------        -----------

     TOTAL ASSETS                                                 $   736,568        $ 1,148,647
                                                                  ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                               $    46,762        $    46,303
  Accounts payable                                                     69,941             88,953
  Accrued liabilities                                                 138,598            145,143
  Deferred revenue                                                    147,897            152,307
                                                                  -----------        -----------

     TOTAL CURRENT LIABILITIES                                        403,198            432,706

LONG-TERM DEBT, LESS CURRENT PORTION                                   27,322             34,231
                                                                  -----------        -----------

     TOTAL LIABILITIES                                                430,520            466,937
                                                                  -----------        -----------

COMMITMENTS:                                                               --                 --

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.005 par value, 50,000,000 shares authorized,
   30,605,290 and 30,508,218 shares issued and outstanding            153,025            152,541
  Contributed capital                                               2,508,198          2,498,005
  Accumulated deficit                                              (2,355,175)        (1,968,836)
                                                                  -----------        -----------

     TOTAL STOCKHOLDERS' EQUITY                                       306,048            681,710
                                                                  -----------        -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   736,568        $ 1,148,647
                                                                  ===========        ===========

                  The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
REVENUES:
  Product sales                                   $    246,992     $    199,291
  Services revenue                                     113,190            3,378
                                                  ------------     ------------

     TOTAL REVENUES                                    360,182          202,669

COST OF REVENUES
  Product                                              104,875           65,562
  Services                                              54,854               --
                                                  ------------     ------------

     TOTAL COST OF REVENUES                            159,729           65,562
                                                  ------------     ------------

GROSS PROFIT                                           200,453          137,107
                                                  ------------     ------------
COSTS AND EXPENSES:
  Sales and marketing                                  246,137           97,042
  Research and development                             218,080          101,884
  General and administrative                           127,040          126,472
                                                  ------------     ------------

     TOTAL COSTS AND EXPENSES                          591,257          325,398
                                                  ------------     ------------

NET LOSS FROM OPERATIONS                              (390,804)        (188,291)
                                                  ------------     ------------
OTHER INCOME (EXPENSE):
  Interest expense                                      (3,145)          (2,108)
  Interest income                                        7,610            3,220
                                                  ------------     ------------

                                                         4,465            1,112
                                                  ------------     ------------

NET LOSS                                          $   (386,339)    $   (187,179)
                                                  ============     ============

BASIC LOSS PER SHARE                              $      (0.01)    $      (0.01)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       30,516,125       23,345,379
                                                  ============     ============

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
           THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 (Unaudited)

                                              PREFERRED STOCK           COMMON STOCK
                                          -----------------------   -------------------- CONTRIBUTED  ACCUMULATED
                                             SHARES      AMOUNT       SHARES     AMOUNT    CAPITAL      DEFICIT        TOTAL
                                          -----------   ---------   ----------  --------  ----------  -----------   -----------
Balance at July 1, 1999                    10,000,000   $ 100,000   13,241,031  $ 66,205  $  956,468  $  (870,617)  $   252,056
  Issuance of stock options for services           --          --           --        --      12,000           --        12,000
  Exercise of stock options                                             70,000       350      26,375           --        26,725
  Exercise of warrants                             --          --      264,687     1,323       4,500           --         5,823
  Sale of common stock and warrants,
    net of costs                                   --          --    6,732,500    33,663   1,409,662           --     1,443,325
  Issuance of common stock for services            --          --      200,000     1,000      39,000           --        40,000
  Preferred stock conversion              (10,000,000)   (100,000)  10,000,000    50,000      50,000           --            --
  Net loss                                         --          --           --        --          --   (1,098,219)   (1,098,219)
                                          -----------   ---------   ----------  --------  ----------  -----------   -----------

Balance at June 30, 2000                           --          --   30,508,218   152,541   2,498,005   (1,968,836)      681,710
  Exercise of stock options                        --          --       97,072       484      10,193           --        10,677
  Net loss                                         --          --           --        --          --     (386,339)     (386,339)
                                          -----------   ---------   ----------  --------  ----------  -----------   -----------

Balance at September 30, 2000                      --   $      --   30,605,290  $153,025  $2,508,198  $(2,355,175)  $   306,048
                                          ===========   =========   ==========  ========  ==========  ===========   ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ----------------------
                                                            2000         1999
                                                         ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                $(386,339)   $(187,179)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation                                              15,976        7,773
  Stocks options issued for services                            --       11,500
 Changes in Assets and Liabilities:
  Accounts receivable-trade                                (50,176)       4,842
  Inventory                                                 10,720      (13,407)
  Prepaid expenses and other current assets                  9,035      (29,694)
  Accounts payable                                         (19,012)     (26,356)
  Accrued liabilities                                       (6,545)       2,403
  Deferred revenue                                          (4,410)       2,640
                                                         ---------    ---------
     NET CASH USED BY OPERATING ACTIVITIES                (430,751)    (227,478)
                                                         ---------    ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (5,932)     (12,781)
                                                         ---------    ---------
     NET CASH USED BY INVESTING ACTIVITIES                  (5,932)     (12,781)
                                                         ---------    ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital leases                               (6,450)      (1,709)
  Proceeds from exercise of stock options                   10,677           --
  Proceeds from issuance of stock                               --      300,000
                                                         ---------    ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES               4,227      298,291
                                                         ---------    ---------

Net change in cash and cash equivalents                   (432,456)      58,032

Cash and cash equivalents at beginning of period           620,765      376,365
                                                         ---------    ---------

Cash and cash equivalents at end of period               $ 188,309    $ 434,397
                                                         =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                           $   3,145    $   1,376
                                                         =========    =========
 Income taxes paid                                       $      --    $      --
                                                         =========    =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of stock options for services                  $      --    $  11,500
                                                         =========    =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                          NOTE TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Vitrix, Inc. ("Vitrix" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended September 30, 2000 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

LOSS PER SHARE:

Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares outstanding of common and preferred stock. The preferred stock outstanding as of September 30, 1999 was included in the calculation due to its automatic conversion into common stock at such time as the Company had sufficient authorized common stock to issue the shares. In October 1999, the Company amended it Articles of Incorporation to increase the number of shares of authorized common stock to 50,000,000, resulting in the automatic conversion of the preferred stock to shares of common stock on a one-for-one basis.

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

SUBSEQUENT EVENTS:

The Company generated cash of approximately $120,000 during the month of October
2000  through  the  exercise  of  approximately   850,000  warrants  by  various
shareholders pursuant to a Warrant Exercise Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

     REVENUES. Revenue for three month period ended September 30, 2000 (the "reporting period"), rose 78% to $360,182, compared to revenue of $202,669 for the three month period ended September 30, 1999 (the "comparable period"). This growth was principally the result of an increased customer demand for the Company's bundled software and hardware solutions, which resulted in an increase in sales volume.

     GROSS PROFIT. Gross profit as a percentage of revenues decreased to 56% in the reporting period, compared to 68% in the comparable period. The decrease in gross profit as a percentage of revenues was primarily attributable to an increase in the proportion of bundled software and hardware solutions sales to software-only solutions sales. The average gross profit per unit sold on software and hardware units is lower than the average gross profit margin on software-only solutions. Due to the Company's increased service revenue volume, the Company has hired additional service support personnel resulting in an increase in cost of services.

     EXPENSES. Sales and marketing expenses were $246,137, or 68% of revenues, in the reporting period, compared to $97,042, or 48% of revenues, in the comparable period. The increase in sales and marketing expense is attributable to increased labor costs resulting from the hiring of additional salespeople and increased advertising and promotional expense.

     Research and development expenses were $218,080, or 61% of revenues, in the reporting period, compared to $101,884, or 50% of revenues, in the comparable period. The increase in research and development expense is attributable to increased labor costs as a result of the Company's commitment to enhance existing products and develop new products.

     General and administrative expenses were $127,040, or 35% of revenues, in the reporting period, compared to $126,472, or 62% of revenues, in the comparable period. The decrease in general and administrative expenses as a percentage of revenue is primarily attributable to maintaining the same level of expenses while increasing revenue.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at September 30, 2000 was $174,635, compared to $337,881 at September 30, 1999. Cash and cash equivalents at those dates amounted to $188,309 and $434,397, respectively.

     OPERATIONS. Net cash used by operations increased to $430,751 in the reporting period, compared to net cash used by operations of $227,478 in the comparable period. The increase was primarily attributable to an increase in the net loss and accounts receivable and a decrease in accounts payable.

     INVESTMENT ACTIVITIES. For the reporting period, the Company used $5,932 to purchase property and equipment, compared to $12,781 of property and equipment purchases in the comparable period.

     FINANCING ACTIVITIES. Net cash provided by financing activities decreased to $4,227 in the reporting period, compared to $298,291 in the comparable period. The decrease was due to the Company raising $300,000 through a private placement in the comparable period.

     As of October 31, 2000, the Company believes that its current working capital and funds generated from operations are sufficient to fund the Company's operations for the next three months. In the absence of obtaining additional capital through asset sales, securing a revolving credit facility, debt or equity offerings, or a combination of the foregoing, the Company will be unable to fund its operations and will experience defaults under certain of its contractual agreements, including its lease agreements for its corporate headquarters. These agreements are subject to termination in the event of default. Certain of the parties to these agreements could take legal action against the Company to collect amounts owed to them. Accordingly, the Company's financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company's operations. The Company's independent certified public accountants have issued a going concern opinion on the financial statements of the Company for the year ended June 30, 2000.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports were filed on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VITRIX, INC.


Dated: November 14, 2000                By  /s/ Craig J. Smith
                                            ------------------------------------
                                            Craig J. Smith
                                            Chief Financial Officer