Form 10QSB
period 2000-12-31
VITRIX INC /NV/
filed 2001-02-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2000

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  VITRIX, INC.
                                 BALANCE SHEETS

                                                     DECEMBER 31,      JUNE 30,
                                                        2000            2000
                                                     -----------     -----------
                                                     (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                          $   118,692    $   620,765
  Accounts receivable - trade, net                       462,573        229,717
  Inventory                                               68,340         91,204
  Prepaid expenses and other current assets               29,769         38,182
                                                     -----------    -----------
      TOTAL CURRENT ASSETS                               679,374        979,868

PROPERTY AND EQUIPMENT, NET                              139,568        168,779
                                                     -----------    -----------
      TOTAL ASSETS                                   $   818,942    $ 1,148,647
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                  $    45,343    $    46,303
  Accounts payable                                       299,496         88,953
  Accrued liabilities                                    141,786        145,143
  Deferred revenue                                       167,752        152,307
                                                     -----------    -----------
      TOTAL CURRENT LIABILITIES                          654,377        432,706

LONG-TERM DEBT, LESS CURRENT PORTION                      22,147         34,231
                                                     -----------    -----------
      TOTAL LIABILITIES                                  676,524        466,937
                                                     -----------    -----------

COMMITMENTS:                                                  --             --

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.005 par value, 50,000,000
    shares authorized, 31,479,140 and 30,508,218
    shares issued and outstanding                        157,395        152,541
  Contributed capital                                  2,635,094      2,498,005
  Accumulated deficit                                 (2,650,071)    (1,968,836)
                                                     -----------    -----------

      TOTAL STOCKHOLDERS' EQUITY                         142,418        681,710
                                                     -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   818,942    $ 1,148,647
                                                     ===========    ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             DECEMBER 31,                       DECEMBER 31,
                                   ------------------------------      ------------------------------
                                       2000              1999              2000              1999
                                   ------------      ------------      ------------      ------------
Revenues:
  Product sales                    $    338,697      $    332,094      $    585,689      $    531,385
  Services revenue                      167,661            29,112           280,851            32,490
                                   ------------      ------------      ------------      ------------
      TOTAL REVENUES                    506,358           361,206           866,540           563,875

COST OF REVENUES
  Product                               193,856           142,122           298,731           207,684
  Services                               42,194                --            97,048                --
                                   ------------      ------------      ------------      ------------
      Total Cost of Revenues            236,050           142,122           395,779           207,684
                                   ------------      ------------      ------------      ------------
GROSS PROFIT                            270,308           219,084           470,761           356,191
                                   ------------      ------------      ------------      ------------
COSTS AND EXPENSES:
  Sales and marketing                   243,926           188,480           490,063           285,522
  Research and development              145,301           105,621           363,381           207,505
  General and administrative            175,581           156,331           302,621           282,803
                                   ------------      ------------      ------------      ------------
      TOTAL COSTS AND EXPENSES          564,808           450,432         1,156,065           775,830
                                   ------------      ------------      ------------      ------------
NET LOSS FROM OPERATIONS               (294,500)         (231,348)         (685,304)         (419,639)
                                   ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE):
  Interest expense                       (3,000)           (2,018)           (6,145)           (4,126)
  Interest income                         2,604             5,745            10,214             8,965
                                   ------------      ------------      ------------      ------------
                                           (396)            3,727             4,069             4,839
                                   ------------      ------------      ------------      ------------

NET LOSS                           $   (294,896)     $   (227,621)     $   (681,235)     $   (414,800)
                                   ============      ============      ============      ============

BASIC LOSS PER SHARE               $      (0.01)     $      (0.01)     $      (0.02)     $      (0.02)
                                   ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING               31,176,229        25,312,770        30,846,177        24,329,074
                                   ============      ============      ============      ============

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
            THE SIX MONTH PERIOD ENDED DECEMBER 31, 2000 (Unaudited)

                                     PREFERRED STOCK              COMMON STOCK
                               --------------------------    -----------------------   CONTRIBUTED  ACCUMULATED
                                  SHARES         AMOUNT        SHARES       AMOUNT       CAPITAL      DEFICIT         TOTAL
                               -----------    -----------    ----------   ----------   ----------   -----------    -----------
Balance at July 1, 1999         10,000,000    $   100,000    13,241,031   $   66,205   $  956,468   $  (870,617)   $   252,056
  Issuance of stock options
    for services                        --             --            --           --       12,000            --         12,000
  Exercise of stock options             --             --        70,000         352         6,375            --         26,725
  Exercise of warrants                  --             --       264,687        1,323        4,500            --          5,823
  Sale of common stock and
    warrants, net of costs              --             --     6,732,500       33,663    1,409,662            --      1,443,325
  Issuance of common stock
    for services                        --             --       200,000        1,000       39,000            --         40,000
  Preferred stock conversion   (10,000,000)      (100,000)   10,000,000       50,000       50,000            --             --
  Net loss                              --             --            --           --           --    (1,098,219)    (1,098,219)
                               -----------    -----------    ----------   ----------   ----------   -----------    -----------

Balance at June 30, 2000                --             --    30,508,218      152,541    2,498,005    (1,968,836)       681,710
  Exercise of stock options             --             --        97,072          484       10,193            --         10,677
  Exercise of warrants                  --             --       873,850        4,370      117,896            --        122,266
  Issuance of warramts for
    services                            --             --            --           --        9,000            --          9,000
  Net loss                              --             --            --           --           --      (681,235)      (681,235)
                               -----------    -----------    ----------   ----------   ----------   -----------    -----------

Balance at December 31, 2000            --    $        --    31,479,140   $  157,395   $2,635,094   $(2,650,071)   $   142,418
                               ===========    ===========    ==========   ==========   ==========   ===========    ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                            SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                         -----------------------
                                                            2000         1999
                                                         ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents:
 Cash flows from operating activities:
 Net Loss                                                $(681,235)   $(414,800)
 Adjustments to reconcile net loss to net
   cash used by operating activities:
     Depreciation                                           32,732       17,321
     Stocks options and warrants issued for services         9,000       52,000
 Changes in Assets and Liabilities:
     Accounts receivable-trade                            (232,856)     (47,334)
     Inventory                                              22,864      (76,111)
     Prepaid expenses and other current assets               8,413      (68,238)
     Accounts payable                                      210,543       (5,598)
     Accrued liabilities                                    (3,357)      29,520
     Deferred revenue                                       15,445       27,602
                                                         ---------    ---------
        NET CASH USED BY OPERATING ACTIVITIES             (618,451)    (485,638)
                                                         ---------    ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash received from sale of fixed assets                 2,411           --
     Purchase of property and equipment                     (5,932)     (30,737)
                                                         ---------    ---------
       NET CASH USED BY INVESTING ACTIVITIES                (3,521)     (30,737)
                                                         ---------    ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of capital leases                           (13,044)      (4,796)
     Proceeds from exercise of stock options
       and warrants                                        132,943           --
     Proceeds from issuance of stock                            --      496,825
                                                         ---------    ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES           119,899      492,029
                                                         ---------    ---------

Net change in cash and cash equivalents                   (502,073)     (24,346)

Cash and cash equivalents at beginning of period           620,765      376,365
                                                         ---------    ---------

Cash and cash equivalents at end of period               $ 118,692    $ 352,019
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                        $   6,145    $   2,663
                                                         =========    =========

    Income taxes paid                                    $      --    $      --
                                                         =========    =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock options and warrants for services  $      --    $  52,000
                                                         =========    =========

    Assets acquired by entering into capital leases      $      --    $  32,769
                                                         =========    =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                          NOTE TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Vitrix, Inc. ("Vitrix" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six month period ended December 31, 2000 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

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

SUBSEQUENT EVENTS:

In January 2001, the Company secured a $225,000 working capital loan from certain third parties, including members of the Company's Board of Directors. The Company is obligated to make principal payments on this indebtedness based on accounts receivable collections and is collateralized by all assets of the Company. The note bears an effective interest rate of 3% per month and is due in full on April 30, 2001.

In February 2001, the Company entered into a letter of intent to acquire all of the outstanding capital stock of Time America, Inc., a private Arizona-based Time and Attendance software development company. The acquisition will be structured as an all stock transaction and will be subject to, among other things, board approval, the satisfactory completion of due diligence and the execution of mutually agreeable definitive agreements. The Company anticipates closing the transaction by April 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     REVENUES. Revenue for six month period ended December 31, 2000 (the "reporting period"), rose 54% to $866,540, compared to revenue of $563,875 for the six month period ended December 31, 1999 (the "comparable period"). This growth was principally the result of an increase in sales volume for the Company's bundled software and hardware solutions.

     GROSS PROFIT. Gross profit as a percentage of revenues decreased to 54% in the reporting period, compared to 63% in the comparable period. The decrease in gross profit as a percentage of revenues was primarily attributable to an increase in the proportion of bundled software and hardware solutions sales to software-only solutions sales. The average gross profit per unit sold on software and hardware units is lower than the average gross profit margin on software-only solutions. Due to the Company's increased service revenue volume, the Company hired additional service support personnel resulting in an increase in cost of services.

     EXPENSES. Sales and marketing expenses were $490,063, or 57% of revenues, in the reporting period, compared to $285,522, or 51% of revenues, in the comparable period. The increase in sales and marketing expense is attributable to increased labor costs resulting from the hiring of additional sales and marketing personnel and increased advertising and promotional expense.

     Research and development expenses were $363,381, or 42% of revenues, in the reporting period, compared to $207,505, or 37% of revenues, in the comparable period. The increase in research and development expense is primarily attributable to increased labor costs.

     General and administrative expenses were $302,621, or 35% of revenues, in the reporting period, compared to $282,803, or 50% of revenues, in the comparable period. The decrease in general and administrative expenses as a percentage of revenue is primarily attributable to maintaining relatively the same level of expenses while increasing revenue.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     REVENUES. Revenue for three month period ended December 31, 2000 (the "reporting period"), rose 40% to $506,358, compared to revenue of $361,206 for the three month period ended December 31, 1999 (the "comparable period"). This growth was principally the result of an increase in sales volume for the Company's bundled software and hardware solutions.

     GROSS PROFIT. Gross profit as a percentage of revenues decreased to 53% in the reporting period, compared to 61% in the comparable period. The decrease in gross profit as a percentage of revenues was primarily attributable to an increase in the proportion of bundled software and hardware solutions sales to software-only solutions sales. Due to the Company's increased service revenue volume, the Company hired additional service support personnel resulting in an increase in cost of services.

     EXPENSES. Sales and marketing expenses were $243,926, or 48% of revenues, in the reporting period, compared to $188,480, or 52% of revenues, in the comparable period. The increase in sales and marketing expense is attributable to increased labor costs resulting from the hiring of additional sales and marketing personnel.

     Research and development expenses were $145,301, or 29% of revenues, in the reporting period, compared to $105,621, or 29% of revenues, in the comparable period. The increase in research and development expense is attributable to increased labor costs.

     General and administrative expenses were $175,581, or 35% of revenues, in the reporting period, compared to $156,331, or 43% of revenues, in the comparable period. The decrease in general and administrative expenses as a percentage of revenue is primarily attributable to maintaining the same level of expenses while increasing revenue.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at December 31, 2000 was $24,997, compared to $313,333 at December 31, 1999. Cash and cash equivalents at those dates amounted to $118,692 and $352,019, respectively.

     OPERATIONS. Net cash used by operations increased to $618,451 in the reporting period, compared to net cash used by operations of $485,638 in the comparable period. The increase was primarily attributable to increases in the net loss and accounts receivable.

     INVESTMENT ACTIVITIES. For the reporting period, the Company used $5,932 to purchase property and equipment, compared to $30,737 of property and equipment purchases in the comparable period.

     FINANCING ACTIVITIES. Net cash provided by financing activities decreased to $119,899 in the reporting period, compared to $492,029 in the comparable period. The decrease was primarily due to the Company raising $496,825 through a private placement in the comparable period.

     As of January 31, 2001, the Company believes that its current working capital and funds generated from operations are sufficient to fund the Company's operations for the next three months. In the absence of obtaining additional capital through asset sales, securing a revolving credit facility, debt or equity offerings, or a combination of the foregoing, the Company will be unable to fund its operations and will experience defaults under certain of its contractual agreements, including its lease agreements for its corporate headquarters. These agreements are subject to termination in the event of default. Certain of the parties to these agreements could take legal action against the Company to collect amounts owed to them. Accordingly, the Company's financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company's operations. The Company's independent certified public accountants have issued a going concern opinion on the financial statements of the Company for the fiscal year ended June 30, 2000.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In October, 2000, the Company entered into a Warrant Exercise Agreement with certain of its warrant holders (the "Agreement") under which participating holders of the Company's $.35 per share and $.28 per share warrants could exercise their warrants for one-half of the exercise price set forth in such warrants. In addition to the reduction in exercise price, each holder who participated in the Agreement also received a new warrant agreement under the same terms as the warrant agreement just exercised. In connection with this Agreement, the Company received approximately $122,000 from the exercise of warrants to purchase 847,900 shares of common stock. The common stock and warrants issued in connection with the Agreement were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

     The proceeds from the private offerings are being used for general working capital needs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting was held on November 21, 2000. Shareholders voted on the election of the Company's Board of Directors, amending the Company's 1999 Equity Compensation Plan to increase the number of shares authorized for issuance thereunder from 3,000,000 to 6,000,000 and to ratify the appointment of BDO Seidman, LLP as the independent certified public accountants of the Company for the fiscal year ending June 30, 2001.

                                 Eligible      Voted For      Voted Against     Abstentions
                                 --------      ---------      -------------     -----------
1 - Election of Directors:

    Michael A. Wolf             30,443,670     20,414,913               --         12,367
    Todd P. Belfer              30,443,670     20,414,913               --         12,367
    Lise Lambert                30,443,670     20,414,913               --         12,367
    William K. Swartz           30,443,670     20,414,913               --         12,367
    Thomas S. Bednarik          30,443,670     20,414,913               --         12,367
    Hamid Shojaee               30,443,670     20,414,913               --         12,367
    Bahan Sadegh                30,443,670     20,414,913               --         12,367

2 - Amending of 1999 Equity
    Compensation Plan           30,443,670     13,571,167        3,088,262         11,706

3 - Appointment of auditors     30,443,670     20,394,000           24,117          8,457

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits are filed herewith pursuant to Regulation S-B.


(b) Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VITRIX, INC.


Dated: February 14, 2001
                                       By /s/ Craig J. Smith
                                          --------------------------------
                                          Craig J. Smith
                                          Chief Financial Officer