Form 10QSB
period 2001-03-31
VITRIX INC /NV/
filed 2001-05-15
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from __________ to __________

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

At May 11, 2001, the issuer had outstanding 6,295,828 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

                                  VITRIX, INC.
                                 BALANCE SHEETS

                                                                  March 31,      June 30,
                                                                    2001           2000
                                                                 -----------    -----------
                                                                 (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                      $    23,016    $   620,765
  Accounts receivable - trade, net                                   178,714        229,717
  Inventory                                                           61,890         91,204
  Prepaid expenses and other current assets                           28,019         38,182
                                                                 -----------    -----------

        TOTAL CURRENT ASSETS                                         291,639        979,868

PROPERTY AND EQUIPMENT, NET                                          123,551        168,779
                                                                 -----------    -----------

        TOTAL ASSETS                                             $   415,190    $ 1,148,647
                                                                 ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of long-term debt                              $    79,572    $    46,303
  Accounts payable                                                   269,649         88,953
  Accrued liabilities                                                102,523        145,143
  Deferred revenue                                                   138,930        152,307
                                                                 -----------    -----------

        TOTAL CURRENT LIABILITIES                                    590,674        432,706

LONG-TERM DEBT, LESS CURRENT PORTION                                  17,413         34,231
                                                                 -----------    -----------

        TOTAL LIABILITIES                                            608,087        466,937
                                                                 -----------    -----------

COMMITMENTS:                                                              --             --

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.005 par value, 50,000,000 shares authorized,
    3,147,914 and 3,050,822 shares issued and outstanding            157,395        152,541
  Contributed capital                                              2,647,094      2,498,005
  Accumulated deficit                                             (2,997,386)    (1,968,836)
                                                                 -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (192,897)       681,710
                                                                 -----------    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $   415,190    $ 1,148,647
                                                                 ===========    ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    Three Months Ended              Nine Months Ended
                                         March 31,                       March 31,
                                ---------------------------     ---------------------------
                                   2001            2000            2001            2000
                                -----------     -----------     -----------     -----------
Revenues:
  Product sales                 $   165,460     $   308,407     $   751,149     $   834,237
  Services revenue                  122,266          68,105         403,117         106,150
                                -----------     -----------     -----------     -----------

    TOTAL REVENUES                  287,726         376,512       1,154,266         940,387
                                -----------     -----------     -----------     -----------

COST OF REVENUES:
  Product                            81,082         111,549         379,813         319,233
  Services                           58,138          30,052         155,186          30,052
                                -----------     -----------     -----------     -----------

    TOTAL COST OF REVENUES          139,220         141,601         534,999         349,285
                                -----------     -----------     -----------     -----------

GROSS PROFIT                        148,506         234,911         619,267         591,102
                                -----------     -----------     -----------     -----------

COSTS AND EXPENSES:
  Sales and marketing               160,797         236,936         650,860         522,458
  Research and development          136,160         152,260         499,541         359,765
  General and administrative        188,601         174,557         491,222         457,360
                                -----------     -----------     -----------     -----------

    TOTAL COSTS AND EXPENSES        485,558         563,753       1,641,623       1,339,583
                                -----------     -----------     -----------     -----------

NET LOSS FROM OPERATIONS           (337,052)       (328,842)     (1,022,356)       (748,481)
                                -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE):
  Interest expense                  (11,952)         (4,438)        (18,097)         (8,564)
  Interest income                     1,689           7,731          11,903          16,696
                                -----------     -----------     -----------     -----------

                                    (10,263)          3,293          (6,194)          8,132
                                -----------     -----------     -----------     -----------

NET LOSS                        $  (347,315)    $  (325,549)    $(1,028,550)    $  (740,349)
                                ===========     ===========     ===========     ===========

BASIC LOSS PER SHARE            $     (0.11)    $     (0.12)    $     (0.33)    $     (0.28)
                                ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING              3,147,914       2,827,922       3,105,408       2,627,295
                                ===========     ===========     ===========     ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
             THE NINE MONTH PERIOD ENDED MARCH 31, 2001 (Unaudited)

                                      Preferred Stock                Common Stock
                                 --------------------------    -------------------------   Contributed   Accumulated
                                   Shares         Amount         Shares        Amount        Capital       Deficit         Total
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------
Balance at July 1, 1999           10,000,000    $   100,000      1,324,103   $    66,205   $   956,468   $  (870,617)   $   252,056
  Issuance of stock options
  for services                            --             --             --            --        12,000            --         12,000
  Exercise of stock options               --             --          7,000           350        26,375            --         26,725
  Exercise of warrants                    --             --         26,469         1,323         4,500            --          5,823
  Sale of common stock and
  warrants, net of costs                  --             --        673,250        33,663     1,409,662            --      1,443,325
  Issuance of common stock
  for services                            --             --         20,000         1,000        39,000            --         40,000
  Preferred stock conversion     (10,000,000)      (100,000)     1,000,000        50,000        50,000            --             --
  Net loss                                --             --             --            --            --    (1,098,219)    (1,098,219)
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance at June 30, 2000                  --             --      3,050,822       152,541     2,498,005    (1,968,836)       681,710
  Exercise of stock options               --             --          9,707           484        10,193            --         10,677
  Exercise of warrants                    --             --         87,385         4,370       117,896            --        122,266
  Issuance of warrants for
  services                                --             --             --            --        21,000            --         21,000
  Net loss                                --             --             --            --            --    (1,028,550)    (1,028,550)
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance at March 31, 2001                 --    $        --      3,147,914   $   157,395   $ 2,647,094   $(2,997,386)   $  (192,897)
                                 ===========    ===========    ===========   ===========   ===========   ===========    ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                              March, 31
                                                     --------------------------
                                                        2001           2000
                                                     -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents:
  Cash flows from operating activities:
  Net Loss                                           $(1,028,550)   $  (740,349)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation                                          48,350         30,983
    Stock options and warrants issued for services        21,000         52,000
 Changes in Assets and Liabilities:
    Accounts receivable-trade                             51,003       (141,698)
    Inventory                                             29,314        (51,225)
    Prepaid expenses and other current assets             10,163        (22,936)
    Accounts payable                                     180,696        (68,566)
    Accrued liabilities                                  (42,620)        48,752
    Deferred revenue                                     (13,377)        85,896
                                                     -----------    -----------
       NET CASH USED BY OPERATING ACTIVITIES            (744,021)      (807,143)
                                                     -----------    -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash received on sale of property and equipment        2,810             --
    Purchase of property and equipment                    (5,932)       (73,384)
                                                     -----------    -----------
      NET CASH USED BY INVESTING ACTIVITIES               (3,122)       (73,384)
                                                     -----------    -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                   225,000             --
    Repayment of debt                                   (188,055)            --
    Repayment of capital leases                          (20,494)        (9,289)
    Proceeds from issuance of equity securities          132,943      1,470,050
                                                     -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES          149,394      1,460,761
                                                     -----------    -----------

Net change in cash and cash equivalents                 (597,749)       580,234

Cash and cash equivalents at beginning of period         620,765        376,365
                                                     -----------    -----------

Cash and cash equivalents at end of period           $    23,016    $   956,599
                                                     ===========    ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS:

The accompanying financial statements of Vitrix, Inc. ("Vitrix" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine month period ended March 31, 2001, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

ACQUISITIONS:

On March 30, 2001, the Company consummated a business combination with Time America, Inc. which included the issuance of 3,147,914 shares of Vitrix, Inc. common stock (post reverse split) in consideration for all outstanding shares of Time America, Inc. The acquisition will be accounted for under the pooling-of-interests method of purchase accounting. The accompanying financial statements do not include the operations of Time America, Inc.

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

LONG-TERM DEBT:

In January 2001, the Company secured a $225,000 working capital loan from certain third parties, including members of the Company's Board of Directors. The Company is obligated to make principal payments on this indebtedness based on accounts receivable collections. The note bears an effective interest rate of 3% per month. As of March 31, 2001 the balance due on the note was approximately $37,000 and was paid in full on April 4, 2001.

STOCKHOLDERS' EQUITY:

On March 30, 2001, the Company's shareholders approved a proposal effecting a 1-for-10 reverse stock split of the Company's common stock. The accompanying financial statements give effect to the reverse stock split for all periods presented.

SUBSEQUENT EVENTS:

In April 2001, the Company secured a $375,000 working capital loan from certain third parties, including members of the Company's Board of Directors. The Company is obligated to make monthly interest only payments on this indebtedness until November, 2001 and 12 monthly principal and interest payments commencing on November 1, 2001. The note bears an effective interest rate of 18% per annum and is collateralized by all assets of the Company and is due in full on November 1, 2002.

The Company's wholly owned subsidiary, Vitrix Incorporated, changed its name to Time America, Inc. effective April 25, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RECENT DEVELOPMENTS

     On March 30, 2001, the Company completed the acquisition of Time America, Inc. ("Time America"), a private Arizona-based Time and Attendence software development company. The Company issued an aggregate of 3,147,914 shares of Vitrix common stock (on a post-reverse split basis) in consideration for all of the outstanding capital stock of Time America. The merger was effected pursuant to the terms of a Merger Agreement, dated March 28, 2001, by and among the Company, Time America and Vitrix Incorporated, a wholly owned subsidiary of the Company. As a result of the acquisition, Time America was merged with and into Vitrix Incorporated, resulting in Time America becoming a wholly owned subsidiary of the Company.

     On March 30, 2001, the Company also held a special shareholders meeting at which the Company's shareholders approved a proposal to effect a 1-for-10 reverse stock split. The reverse split proposal was submitted to the Company's shareholders in connection with the Time America acquisition. The Time America acquisition resulted in the former shareholders of Time America owning approximately fifty percent (50%) of the Company's outstanding common stock.

     The acquisition of Time America helps to strengthen the Company's time and attendance product portfolio by adding products that are complementary to the Company's existing line of time and attendance products and services. The acquisition also serves to strengthen the combined company's technological expertise and increase the Company's presence in the dealer channel.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

     REVENUES. Revenue for the nine month period ended March 31, 2001 (the "reporting period"), rose 23% to $1,154,266, compared to revenue of $940,387 for the nine month period ended March 31, 2000 (the "comparable period"). This growth was principally the result of an increase in sales volume for the Company's professional services.

     GROSS PROFIT. Gross profit as a percentage of revenue was 54% in the reporting period, compared to 63% in the comparable period. The decrease in gross profit as a percentage of revenue was primarily attributable to an increase in the proportion of bundled software and hardware solutions sales to software-only solutions sales. The average gross profit per unit sold on software and hardware units is lower than the average gross profit margin on software-only solutions. Due to the Company's increased service revenue volume, the Company also hired additional service support personnel resulting in an increase in cost of services.

     EXPENSES. Sales and marketing expenses were $650,860, or 56% of revenues, in the reporting period, compared to $522,458, or 56% of revenues, in the comparable period. The increase in sales and marketing expense is attributable to increased labor costs resulting from the hiring of additional sales and marketing personnel and increased advertising and promotional expenses.

     Research and development expenses were $499,541, or 43% of revenues, in the reporting period, compared to $359,765, or 38% of revenues, in the comparable period. The increase in research and development expense is attributable to increased labor costs.

     General and administrative expenses were $491,222, or 43% of revenues, in the reporting period, compared to $457,360, or 49% of revenues, in the comparable period. The decrease in general and administrative expenses as a percentage of revenue is primarily attributable to maintaining relatively the same level of expenses while increasing revenue.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

     REVENUES. Revenue for the three month period ended March 31, 2001 (the "reporting quarter"), decreased 24% to $287,726, compared to revenue of $376,512 for the three month period ended March 31, 2000 (the "comparable quarter"). This decrease was principally due to a decrease in sales volume for the Company's software and hardware solutions.

     GROSS PROFIT. Gross profit as a percentage of revenue was 52% in the reporting quarter, compared to 62% in the comparable quarter. The decrease in gross profit as a percentage of revenue was primarily attributable to an increase in the proportion of bundled software and hardware solutions sales to software-only solutions sales.

     EXPENSES. Sales and marketing expenses were $160,797, or 56% of revenues, in the reporting quarter, compared to $236,936, or 63% of revenues, in the comparable quarter. The decrease in sales and marketing expense is attributable to decreased labor costs.

     Research and development expenses were $136,160, or 47% of revenues, in the reporting quarter, compared to $152,260, or 40% of revenues, in the comparable quarter. The decrease in research and development expense is attributable to decreased labor costs.

     General and administrative expenses were $188,601, or 66% of revenues, in the reporting quarter, compared to $174,557, or 46% of revenues, in the comparable quarter. The increase in general and administrative expenses as a percentage of revenue is primarily attributable to maintaining the same level of expenses while decreasing revenue.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital as of March 31, 2001 was a deficit of $299,035, compared to $920,093 at March 31, 2000. Cash and cash equivalents at those dates amounted to $23,016 and $956,599, respectively.

     OPERATIONS. Net cash used by operations decreased to $744,021 in the reporting period, compared to $807,143 in the comparable period. The decrease in net cash used was primarily attributable to a decrease in accounts receivable, and an increase in accounts payable.

     INVESTMENT ACTIVITIES. For the reporting period, the Company used $5,932 to purchase property and equipment, compared to $73,384 of property and equipment purchases in the comparable period.

     FINANCING ACTIVITIES. Net cash provided by financing activities decreased to $149,394 in the reporting period, compared to $1,460,761 in the comparable period. The decrease was primarily due to the Company raising $1,470,050 through a private placement of common stock and common stock warrants in the comparable period.

     The Company believes that, with its current working capital and funds generated through its recent working capital financings together with the cash flow from operations, it will have sufficient working capital to address the anticipated growth of demand and market for its products for the next 12 months. The Company may, however, seek to obtain additional capital through a line of credit at a financial institution or through additional debt or equity offerings during this time period. The ability to raise additional capital in the public markets will depend upon the Company's future results of operations, prospects, prevailing market conditions and the demand for the Company's products and services. No assurance can be given that the Company will be able to raise additional capital, or that such capital, if available, will be on acceptable terms.

FORWARD-LOOKING INFORMATION

     The statements contained in this Quarterly Report on Form 10-QSB that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information which the Company believes are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein can be identified by the use of forward-looking terminology such as "believes," "expects," "may,"

"will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, the Company is not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held a Special Meeting of Shareholders on March 30, 2001. Shareholders voted upon a proposal to amend the Company's Article of Incorporation to effect a reverse stock split of one share of Common Stock of the Company for every 10 shares of Common Stock that were issued and outstanding. The proposal was approved by the shareholders as follows:

      Eligible           Voted For        Voted Against       Abstentions
      --------           ---------        -------------       -----------
     31,479,140         19,885,653           173,374             9,000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  No exhibits are filed herewith pursuant to Regulation S-B.


(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VITRIX, INC.


Dated: May 14, 2001
                                        By /s/ Craig J. Smith
                                           -------------------------------------
                                           Craig J. Smith
                                           Chief Financial Officer