Form 10KSB
period 2001-06-30
VITRIX INC /NV/
filed 2001-09-28
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended June 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to _________

                         Commission File Number 33-58694

                                  VITRIX, INC.
                 (Name of small business issuer in its charter)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended June 30, 2001 were $4,077,736.

     The aggregate market value of the voting stock (based on the closing price on that date) held by non-affiliates of the Registrant as of September 25, 2000 was approximately $400,000.

     At September 20, 2001, the issuer had outstanding 6,295,828 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Vitrix, Inc., a Nevada corporation (the "Company" or "Vitrix"), through its wholly owned subsidiary, Time America, Inc.(formerly known as Vitrix Incorporated), an Arizona corporation ("Time America"), designs, develops, manufactures and markets a line of time and labor management hardware and software products. Our products are designed to improve productivity by automating time and attendance, workforce scheduling and management of labor resources. We target our product solutions at small to mid-sized companies of up to 2,000 employees, and the solutions are offered in a client/server application, PC-based application or in a 100% Web-based application service provider ("ASP") model.

     Vitrix was incorporated as Richard Barrie Fragrances, Inc. in the State of Nevada on June 6, 1988, for the original purpose of developing, manufacturing and marketing fragrances, cosmetics, skin treatment and personal care products sold primarily through department and specialty stores and drugstores. On July 1, 1996, following the Asset Sale (discussed below) and approval of our stockholders, we changed our name from "Richard Barrie Fragrances, Inc." to "FBR Capital Corporation." On October 7, 1999, we changed our name again from "FBR Capital Corporation" to "Vitrix, Inc." As of the date of this report, we conduct our operations through our subsidiary, Time America, formed on April 26, 1996. Unless the context indicates otherwise, references to the Company in this report shall include Vitrix and Time America.

     Effective June 30, 1996, Vitrix sold substantially all of its properties and rights (the "Asset Sale") to Parlux Fragrances, Inc. During the period from the Asset Sale to April 1999, Vitrix's operations were limited to conducting administrative activities and discussions with third parties regarding possible business combinations.

     On April 15, 1999, Vitrix acquired the outstanding capital stock of Vitrix Incorporated (name was later changed to Time America, Inc. in April 2001) pursuant to the terms of an Exchange Agreement, dated as of such date, by and among Vitrix, Vitrix Incorporated and certain of the Vitrix Incorporated shareholders who agreed to participate in the transaction (the "Acquisition"). Under the terms of the Exchange Agreement, each outstanding share of Vitrix Incorporated common stock, no par value per share ("Vitrix Incorporated Common Stock"), was converted into a combination of .9225 shares of Vitrix common stock, $.005 par value per share ("Common Stock"), and 1.0736 shares of Series B Convertible Preferred Stock, $.01 par value per share, of Vitrix ("Preferred Stock"). Each share of Preferred Stock was automatically converted into one share of Common Stock on October 7, 1999, when Vitrix amended it Articles of Incorporation to increase its authorized capital to 50,000,000 shares so that the conversion could be completed.

     The aggregate consideration paid in the Acquisition was 8,592,826 shares of Common Stock and 10,000,000 shares of Preferred Stock (the "Shares"). Giving effect to the issuance of the Shares, Vitrix Incorporated shareholders held approximately 80% of the outstanding shares of Common Stock (assuming conversion of the Preferred Stock into Common Stock and excluding outstanding options and warrants) immediately subsequent to the Acquisition and the shareholders of Vitrix existing prior to the Exchange Agreement owned the remaining 20% of such Vitrix shares.

     Although Vitrix became the parent company of Vitrix Incorporated following the consummation of the transaction, the acquisition was accounted for as a recapitalization of Vitrix Incorporated and the purchase of Vitrix by Vitrix Incorporated, since Vitrix Incorporated became the controlling company after the transaction.

     On March 28, 2001, the Company completed a merger with Time America, Inc., which was accounted for as a pooling of interests. Pursuant to the terms of the Merger Agreement, Time America, Inc. merged with and into Vitrix Incorporated, with Vitrix Incorporated continuing as the surviving corporation. In connection with the merger, Vitrix's shareholders approved a proposal effecting a 1-for-10 reverse stock split, which was effective on April 5, 2001. Vitrix acquired all of the outstanding shares of Time America, Inc. through the issuance of 3,147,914 shares (on a post reverse stock split basis) of Vitrix common stock, which amount represents approximately fifty percent (50%) of Vitrix's outstanding common stock after giving effect to the share issuance.

     The accompanying financial statements of Vitrix, Inc. for the fiscal year ended June 30, 2001, are based on the assumption that the companies were combined for the full fiscal year, and the financial statements for the fiscal year ended June 30, 2000, have been restated to give effect to the combination.

PRODUCTS AND SERVICES

     Vitrix designs, develops, manufactures and markets a line of time and labor management hardware and software products targeting small, mid-sized, and enterprise level companies. Our solutions are offered in a client/server application, PC-based, or in a 100% Web-based ASP model. Our products are internally developed, proprietary software applications that maintain and automate the process of collecting time sheet information, provide automated interfaces to most popular payroll software and provide reports to help companies track and analyze how their employees spend their time. Our products also automatically accrue vacation, sick and personal time, and effectively replace the traditional punch clock with a fully automated system designed to improve workforce productivity and provide significant savings to its users.

LABOR MANAGEMENT SOLUTIONS


CLIENT/SERVER APPLICATION
--------------------------------------------------------------------------------

HOURTRACK 2000

     HourTrack 2000 is a powerful work force management solution that combines state-of-the-art "Client/Server" software with a wide range of data collection hardware to automate the process of tracking, managing, auditing, and reporting the many aspects of employee time and attendance. By replacing traditional punch clocks and paper time sheets with a fully automated system, HourTrack 2000 has been shown to produce substantial savings for companies of all sizes and genres. The primary features of HourTrack 2000 include:

     * TIME AND ATTENDANCE - HourTrack 2000's open architecture is easily customized to conform to an organization's unique set of payroll policies and concerns.

     * LEAVE MANAGEMENT - Leave records for vacation, sick and personal time are maintained by HourTrack 2000. It also tracks hours that are specific to a certain organization (i.e. PTO, jury duty, training, etc.), and automates benefit accruals by using a company's policies to calculate how much benefit time an employee has earned.

     * JOB AND TASK TRACKING - In addition to tracking total time spent on the job, HourTrack 2000 enables employers to track the time employees spend on specific jobs and tasks. Powerful reporting assists companies with job costing, analysis and billing.

     * WORKFORCE SCHEDULING - HourTrack 2000's scheduling features help manage payroll costs and productivity concerns by minimizing the likelihood of expensive overstaffing and the negative effects of understaffing. Schedule creation is performed with the assistance of a unique visual interface, allowing administrators to view employee's schedules in a convenient calendar format.

     * STRATEGIC REPORTING - Hour Track 2000 also features over 60 standard reports. These reports allow users to transform raw data into helpful information that allows managers and executives to gain valuable insight and more effectively manage their organizations. Reports can also be used to share information such as time tracking, benefit usage, job costing, human resource functionality and employee scheduling with third-party applications and/or service bureaus.

PC-BASED PRODUCTS
--------------------------------------------------------------------------------

TA50

     TA50 is a simple to use yet powerful time and attendance solution designed for companies with fewer than 200 employees that allows clients to automate their company's timekeeping and attendance tracking with built-in setup wizards and simplified daily operations. The main features of TA50 include:

     * EASE OF USE - TA50 is a user-friendly menu-driven solution that uses color-coded screens to simplify its use. All processes are clearly marked and follow a common operating theme throughout.

     * TIME AND ATTENDANCE - TA50's tools relieve payroll staff of time consuming, stressful procedures such as manual review and calculation of time cards by automating calculating employee time and wages.

     * WORKFORCE SCHEDULING - TA50's scheduling features help manage payroll costs and productivity concerns by minimizing the likelihood of expensive overstaffing and the negative effects of understaffing.

     * STRATEGIC REPORTING - TA50 includes over 80 standard reports. This reporting feature, which is also included in the Company's TA100 and Genesis Pro products, allows users to transform raw data into helpful information that allows managers and executives to gain valuable insight and more effectively manage their organizations.

TA100

     The TA100 time and attendance solution, designed for companies with fewer than 500 employees, automatically calculates employee time and wages using a client's specific payroll policies. An optional feature of the TA100 solution includes a Bell Control Module that allows a client to define bell-ringing schedules and prompt terminals to activate a user supplied bell, alarm, or other audible signaling device. The main features of TA100 include:

     * TIME AND ATTENDANCE - TA100 is easily customized to conform to an organization's unique set of payroll policies and concerns.

     * POLICY MANAGEMENT - Rounding rules can be setup around start/stop times or the actual punch time to avoid overpaying employees. Overtime can be paid on a weekly, bi-weekly, or semi-monthly basis.

     * WORKFORCE SCHEDULING - This feature has the same functionality as the Company's TA50 and Genesis Pro products.

     * STRATEGIC REPORTING - TA100 includes over 100 standard reports. Reports can also be used to share information such as time tracking, benefit usage, job costing, human resource functionality and employee scheduling with third-party applications and/or service bureaus.

GENESIS PRO

     Genesis Pro is an enterprise level software that helps clients optimize productivity and better manage their bottom line by automating not only time and attendance, but job costing, benefit administration, employee review processing, access control, bell ringing, and data collection needs. The main features of Genesis Pro include:

     * TIME AND ATTENDANCE - Genesis Pro is easily customized to conform to an organization's unique set of payroll policies and concerns.

     * LEAVE MANAGEMENT - Leave records for vacation, sick and personal time are maintained by Genesis Pro. It also tracks hours that are specific to a certain organization (i.e. PTO, jury duty, training, etc.), and automates benefit accruals by using a company's policies to calculate how much benefit time an employee has earned.

     * JOB AND TASK TRACKING - In addition to tracking total time spent on the job, Genesis Pro enables employers to track the time employees spend on specific jobs and tasks. Powerful reporting assists with job costing, analysis and billing.

     * WORKFORCE SCHEDULING - This feature has the same functionality as the Company's TA50 and TA100 products.

     * STRATEGIC REPORTING - Genesis Pro includes over 140 standard reports. Reports can also be used to share information such as time tracking, benefit usage, job costing, human resource functionality and employee scheduling with third-party applications and/or service bureaus.

100% WEB-BASED ASP PRODUCT
--------------------------------------------------------------------------------

NETtime

     NETtime is a 100% Web-based service deliverable to clients through the application service provider (ASP) model. It delivers the functionality of HourTrack 2000, its client/ server predecessor, through Web distribution. NETtime was released in September 2000. The main features of NETtime include:

     * HOURTRACK 2000 STRUCTURE - By building on top of the HourTrack 2000 engine, NETtime has all of the functionality of HourTrack 2000. NETtime was introduced with a robust feature-set in the areas of time and attendance, leave management, job and task tracking, employee scheduling and data analysis.

     * CUSTOMIZATION - NETtime allows for customization and flexibility. Administrators and employees determine exactly which data NETtime will display for them, allowing clients to work at optimum efficiency in the NETtime environment. Additionally, NETtime will work in the manner required by clients. For example, clients with a mobile workforce have the ability to access the NETtime pages using any Web-enabled cellular phone or PDA device (Palm, Windows CE, etc.).

     * ANYTIME, ANYWHERE - Because NETtime is delivered via the Internet through any Web browser, it brings the user closer to Vitrix's "anytime, anywhere" vision for performing or self-servicing human resources tasks. Wherever clients have Internet access, they have access to NETtime and the functionality and wealth of information it provides.

     * CUSTOMER ACCOUNT SELF-SERVICE - NETtime gives users the ability to view their account status online. They can even order additional
          Vitrix products, obtain system help, or contact a support representative directly from the NETtime website.

DATA COLLECTION OPTIONS

     Our time and attendance product solutions include hardware for collecting employees' clock in and out times. Set forth below are the various hardware devices designed to meet the challenges of a diverse set of work environments:

     * BADGE TERMINALS - These badge readers are well suited for a wide variety of environments, from doctors' offices to manufacturing plants. Employees clock in and out by simply sliding a badge through a scanner.

     * HAND PUNCH BIOMETRIC TERMINALS - This device analyzes the biometric measurements of a user's hand to verify their identity. Instead of using a badge, an employee clocks in and out by placing his or her hand onto the scanner and awaiting verification. This method eliminates losses due to buddy-punching (the practice of clocking in or out for another employee).

     * MOBILE DEVICES - It is often helpful to track the time a mobile workforce spends on projects. Instead of a PC or terminal, our data collection software runs HourTrack 2000 on a palm-sized device operating under the Windows CE terminal.

     * TELEPUNCH - The TelePunch solution allows employees to clock in and out for the day, for jobs, or for departments using any touch-tone telephone. Clients who purchase this solution receive a pre-configured, telephony server from Vitrix. This server runs Vitrix's software, and allows callers to interact with HourTrack 2000 from a remote location.

     * EWEBCLOCK - eWebClock partially reduces a user's total time and attendance product investment, by utilizing the Internet to collect employee clock in and out times. By simply logging on to a Web page (via the local network or the World Wide Web), employees can clock in and out.

     * PC TIME CLOCK - Vitrix's most straightforward solution, PC Time Clock, allows employees to clock in and out on a Windows-based computer. This is generally beneficial in office environments where employees each have access to their own desktop computer.

     * WEB BROWSER - NETtime delivers its ultimate user experience to clients accessing the service through a standard Web browser. The full range of actions (clocking in and out, transferring jobs and departments, etc.) and information (hours worked, schedules, status board, etc.) are available.

     * WEB-ENABLED CELL PHONE OR PDA - A streamlined version of NETtime is available to clients accessing the service through a text-only browser, such as those operating on cell phones and PDAs. Essential services such as clocking in and out are available.

     *    TCP/IP-ENABLED   HARDWARE  -  Customers  may  utilize   TCP/IP-enabled
          hardware devices, such as badge readers, to collect clock in and out data from their employees.

SERVICES AND SUPPORT

     We maintain a professional service and technical support organization, which provides a suite of maintenance and professional services. These services are designed to support Vitrix customers throughout the life cycle of our products. The professional services include implementation, training, technical and business technical consulting. Maintenance service options are delivered through Vitrix's centralized support operation or through local service personnel. Our educational services offer a full range of curriculums, which are delivered through local training at our Tempe, Arizona headquarters or via computer-based training courses. When necessary, we also may provide software customization services to meet any unique customer requirements.

MARKETING AND SALES

     We market and sell our products to small and mid-sized companies in markets in the United States and foreign countries through our Business Alliance and Partner Program, as well as directly to end users. End users include companies in the manufacturing and service industries, and in the public and private sectors. We believe the market for time and labor management products consists of the following three (3) business segments:

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

MANUFACTURING AND SOURCES OF SUPPLY

     The duplication of Vitrix software is done with our own equipment. The printing of documentation is primarily outsourced to suppliers. Although most of the parts and components included within our products are available from multiple suppliers, certain parts and components are purchased from single suppliers. We have chosen to source these items from single suppliers because we believe that the supplier chosen is able to consistently provide us with the highest quality product at a competitive price on a timely basis. While to date we have been able to obtain adequate supplies of these parts and components, the inability to transition to alternate supply sources on a timely basis if required in the future, could result in delays or reductions in product shipments, which could have a material adverse effect on our operating results.

PRODUCT DEVELOPMENT

     Our product development efforts are focused on enhancing and increasing the performance of our existing products and developing new products. During fiscal 2001 and 2000, research and development expenses were $1,159,666 and $1,220,174, respectively. The Company intends to continue to commit resources to enhance and extend our product lines and develop interfaces to third party products. Although we are continually seeking to further enhance our product offerings and to develop new products, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that our competitors will not develop and market products which are superior to our products or achieve greater market acceptance. We also depend upon the reliability and viability of a variety of software development tools owned by third parties to develop our products. If these tools are inadequate or not properly supported, our ability to release competitive products in a timely manner could be adversely impacted.

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

     We compete primarily on the basis of price/performance, quality, reliability and customer service. In the time and attendance market, we compete against firms that sell automated time and attendance products to many industries, against firms that focus on specific industries, and against firms selling related products, such as payroll processing, human resources
management,   or  ERP  systems.   Many  of  our  competitors,   such  as  Kronos
Corporation and Tyco/Simplex, are substantially larger and have access to significantly greater financial resources than the Company. Competitive market conditions could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

     As of June 30, 2001, we employed thirty-four individuals. None of our employees are represented by a union or other collective bargaining agreement, and we consider our relations with our employees to be good. We have encountered intense competition for experienced technical personnel for product development, technical support and sales and expect such competition to continue in the future. Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect our ability to produce, support and sell products in a timely manner.

ITEM 2. PROPERTIES.

     We lease approximately 9,000 square feet in Tempe, Arizona under a lease agreement, which commenced in November 1999. Our rental expense for this facility in fiscal 2001 was approximately $205,000. We consider our present facilities to be adequate for our current requirements and that additional space will be available as needed in the future.

ITEM 3. LEGAL PROCEEDINGS.

     We are from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, we were not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our shareholders during the fiscal quarter ended June 30, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the NASD's over-the-counter market on the electronic bulletin board (the "OTC Bulletin Board") under the symbol "VRXI." The quoted prices reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

     Set forth below are the high and low sales prices of the Common Stock for the periods indicated as reported by the OTC Bulletin Board:

                                   FISCAL 2001

         PERIOD                                   HIGH               LOW
         ------                                   -----             -----
     First quarter                                $0.66             $0.28
     Second quarter                                0.50              0.08
     Third quarter                                 0.16              0.06
     Fourth quarter                                0.48              0.06

                                   FISCAL 2000

         PERIOD                                   HIGH               LOW
         ------                                   -----             -----
     First quarter                                $0.69             $0.38
     Second quarter                                0.38              0.22
     Third quarter                                 3.25              0.22
     Fourth quarter                                0.94              0.28

     Effective prior to the opening of the market for trading on April 5, 2001, the Company effected a 1-for10 reverse split of its common stock

     As of September 25, 2000, there were approximately 250 holders of record of the Company's Common Stock.

     The Company has never paid any cash dividends, and the present policy of the Company is to retain earnings for use in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The following selected financial information is derived from the Company's historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein.

     On March 28, 2001, the Company completed a merger with Time America, Inc., which was accounted for as a pooling of interests. Pursuant to the terms of the Merger Agreement, Time America, Inc. merged with and into the Company's wholly-owned subsidiary, Vitrix Incorporated, with Vitrix Incorporated continuing as the surviving corporation. The accompanying consolidated financial statements of Vitrix, Inc. for the fiscal year ended June 30, 2001, are based on the assumption that the companies were combined for the full fiscal year, and the financial statements for the fiscal year ended June 30, 2000, have been restated to give effect to the combination.

                         SELECTED FINANCIAL INFORMATION

                                                        Years Ended June 30,
                                                     ---------------------------
                                                        2001             2000
                                                     ----------       ----------
Total Revenues                                       $4,077,736       $3,913,579
Costs of Revenues                                     2,069,740        1,800,065
Gross Profit                                          2,007,996        2,113,514
Sales and Marketing Expense                           1,060,316        1,118,987
Research and Development Expense                      1,159,666        1,220,174
General and Administrative Expense                    1,168,276        1,095,352
Net Loss                                              1,565,510        1,329,069
Basic Loss per Share                                       0.25             0.23

COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000

     REVENUES. Revenue for the fiscal year ended June 30, 2001 (the "reporting period"), rose 4% to $4,077,736, compared to revenue of $3,913,579 for the fiscal year ended June 30, 2000 (the "comparable period"). This growth was principally the result of increased customer demand for the Company's professional services, which resulted in an increase in sales volume for services revenue.

     PRODUCT SALES. Product sales for the reporting period decreased 3% to $3,348,185 in the reporting period, compared to revenue of $3,460,134 in the comparable period. The decline in product revenue was principally the result of decreased customer demand.

     SERVICE REVENUE. Service revenue for the reporting period increased 61% to $729,551 in the reporting period, compared to revenue of $453,445 in the comparable period. The increase was principally the result of an increased demand by our customers needing professional services. The increase in demand is primarily attributable to the introduction of new products that are more sophisticated and robust.

     GROSS PROFIT. Gross profit as a percentage of revenues was 49% in the reporting period and 54% in the comparable period. Gross profit on product sales in the reporting period was 54% compared to 59% in the comparable period. The decrease in gross profit percentage was primarily attributable to a change in the mix of product sold. The Company's product revenue in the reporting period was derived from sales of systems in which hardware, which typically generates lower gross profit, represented a higher proportion of product revenues than in the comparable period. Gross profit on service revenues was 26% in the reporting period compared to 19% in the comparable period. The increase was primarily due to a substantial increase in service revenue and providing the services in a more cost efficient manner.

     EXPENSES. Sales and marketing expenses were $1,060,316, or 26% of revenues, in the reporting period and $1,118,987, or 29% of revenues, in the comparable period. The slight decrease in sales and marketing expense in the current period is primarily due to decreased labor costs.

     Research and development expenses were $1,159,666, or 28% of revenues, in the reporting period and $1,220,174, or 31% of revenues, in the comparable period. The slight decrease in research and development expense in the current period is primarily due to decreased labor costs.

     General and administrative expenses were $1,168,276, or 29% of revenues, in the reporting period and $1,095,352, or 28% of revenues, in the comparable period. The increase in general and administrative expenses in the current period is primarily attributable to expenses incurred to complete the merger with Time America, Inc.

     Other income (expense) was $(102,168) in the reporting period and $(8,070) in the comparable period. The increase in expense is due to a loss in disposal of assets in the current period and additional interest expense incurred as a result of increased borrowing of long-term debt in the current period.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had a working capital deficit of $156,171, as compared to a deficit of $83,165 at June 30, 2000. Cash and cash equivalents at those dates amounted to $177,586 and $636,932, respectively.

     OPERATIONS. Net cash used by operations decreased to $1,078,195 in the reporting period, compared to net cash used by operations of $1,206,037 in the comparable period. The decrease in net cash used by operations was primarily attributable to increases in non-cash charges for loss on disposal of assets and impairment of asset, and an increase in accounts payable.

     INVESTMENT ACTIVITIES. The Company used $46,993 and $224,694, to purchase property and equipment in fiscal 2001 and 2000, respectively.

     FINANCING ACTIVITIES. During the reporting period, the Company received net proceeds from long-term debt in the approximate amount of $560,000 and approximately $133,000 from the exercise of common stock options and warrants. During the comparable period, the Company raised approximately $1,475,000 aggregate proceeds from the issuance of Common Stock and the exercise of common stock options and warrants.

     At August 31, 2000, the Company anticipates its working capital and funds generated from operations are sufficient to fund the Company's operations for the next six months. In the absence of obtaining additional capital through asset sales, securing a revolving credit facility, debt or equity offerings, or a combination of the foregoing, the Company will be unable to fund its operations and will experience defaults under certain of its contractual agreements, including its lease agreements for its corporate headquarters. These agreements are subject to termination in the event of default. Certain of the parties to these agreements could take legal action against the Company to collect amounts owed to them. Accordingly, the Company's financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company's operations. As a result, the Company's independent certified public accountants have issued a going concern opinion on the financial statements of the Company for the fiscal year ended June 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001 the Financial Accounting Standards Board adopted Opinion No. 141, Business Combinations, and Opinion No. 142, Goodwill and Other Intangibles. The pronouncements provide for the cessation of the pooling method of accounting for business combinations as well as providing that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company does not expect the adoption of the standards to have a material effect on the financial statements. The effective dates for Financial Accounting Standards Nos. 141 and 142 are July 1, 2001 and for fiscal years beginning after December 15, 2001, respectively.

     In addition, the Financial Accounting Standards Board has adopted Opinion No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of the standard to have a material effect on the financial statements.

INFLATION AND SEASONALITY

     The Company does not believe that its operations are significantly impacted by inflation. The Company's business is not seasonal in nature.

FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-KSB contains certain forward-looking statements and information which we believe are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward looking statements contained herein can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts, are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. Examples of uncertainties which could cause such differences include, but are not limited to, the ability of the Company to attract and retain key personnel, especially highly skilled technology personnel, the ability of the Company to secure additional capital to finance its business plan, competition from other companies providing time and labor management hardware and software products, and the Company's reliance on technology and information and telecommunication systems. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements and schedules are included herewith commencing on page F-1.

     Independent Auditors' Report                                            F-1
     Consolidated Balance Sheet                                              F-2
     Consolidated Statements of Operations                                   F-3
     Consolidated Statements of Changes in Stockholders' Equity (Deficit)    F-4
     Consolidated Statements of Cash Flows                                   F-5
     Notes to Consolidated Financial Statements                              F-6

To The Stockholders and Board of Directors of Vitrix, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Vitrix, Inc. and subsidiary as of June 30, 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated financial position of Vitrix, Inc. and subsidiary, as of June 30, 2001, and the consolidated results of its operations, changes in stockholders' equity (deficit), and its cash flows for the years ended June 30, 2001 and 2000, in conformity with generally accepted accounting principles.

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

                                        /s/ Semple & Cooper, LLP

Phoenix, Arizona
September 14, 2001

                           VITRIX, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001


CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                                $   177,586
  Accounts receivable - trade, net (Note 1)                             506,989
  Inventory (Note 1)                                                    247,550
  Prepaid expenses and other current assets                              42,871
                                                                    -----------

       TOTAL CURRENT ASSETS                                             974,996

PROPERTY AND EQUIPMENT, NET (NOTES 1 AND 2)                             164,622
                                                                    -----------

       TOTAL ASSETS                                                 $ 1,139,618
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 3)                        $   340,577
  Accounts payable                                                      431,938
  Accrued liabilities                                                   201,403
  Deferred revenue (Note 1)                                             157,249
                                                                    -----------

       TOTAL CURRENT LIABILITIES                                      1,131,167

LONG-TERM DEBT, LESS CURRENT PORTION (NOTE 3)                           487,865
                                                                    -----------

       TOTAL LIABILITIES                                              1,619,032
                                                                    -----------

COMMITMENTS: (NOTE 5)                                                        --

STOCKHOLDERS' EQUITY (DEFICIT): (NOTE 6)
  Common stock, $.005 par value, 50,000,000 shares
    authorized, 6,295,828 shares issued and outstanding                  31,479
  Contributed capital                                                 5,503,970
  Accumulated deficit                                                (6,014,863)
                                                                    -----------

       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (479,414)
                                                                    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $ 1,139,618
                                                                    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         YEARS ENDED JUNE 30,
                                                     --------------------------
                                                        2001           2000
                                                     -----------    -----------
Revenues:
  Product sales                                      $ 3,348,185    $ 3,460,134
  Services revenue                                       729,551        453,445
                                                     -----------    -----------

       TOTAL REVENUES                                  4,077,736      3,913,579
                                                     -----------    -----------
COST OF REVENUES:
  Product                                              1,529,766      1,431,187
  Services                                               539,974        368,878
                                                     -----------    -----------

       TOTAL COST OF REVENUES                          2,069,740      1,800,065
                                                     -----------    -----------

GROSS PROFIT                                           2,007,996      2,113,514
                                                     -----------    -----------
COSTS AND EXPENSES:
  Sales and marketing                                  1,060,316      1,118,987
  Research and development                             1,159,666      1,220,174
  General and administrative                           1,168,276      1,095,352
  Impairment of asset (Note 2)                            83,080             --
                                                     -----------    -----------

       TOTAL COSTS AND EXPENSES                        3,471,338      3,434,513
                                                     -----------    -----------

NET LOSS FROM OPERATIONS                              (1,463,342)    (1,320,999)
                                                     -----------    -----------
OTHER INCOME (EXPENSE):
  Interest expense                                       (79,598)       (39,725)
  Loss on disposal of fixed assets                       (62,107)            --
  Other                                                   26,577             --
  Interest income                                         12,960         31,655
                                                     -----------    -----------

                                                        (102,168)        (8,070)
                                                     -----------    -----------

NET LOSS                                             $(1,565,510)   $(1,329,069)
                                                     ===========    ===========

BASIC AND DILUTED LOSS PER SHARE (NOTE 1)            $     (0.25)   $     (0.23)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          6,263,920      5,877,492
                                                     ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                      PREFERRED STOCK              COMMON STOCK
                                  ------------------------    ------------------------    CONTRIBUTED    ACCUMULATED
                                    SHARES        AMOUNT        SHARES        AMOUNT        CAPITAL        DEFICIT         TOTAL
                                  -----------    ---------    ----------   -----------    -----------    -----------    -----------
Balance at July 1, 1999, as
  previously reported              10,000,000    $ 100,000    13,241,031   $    66,205    $   956,468    $  (870,617)   $   252,056
Adjustment in connection
  with pooling of interests                --           --     3,147,914        15,740      2,020,140     (2,249,667)      (213,787)
Issuance of stock options
  for services                             --           --            --            --         12,000             --         12,000
Exercise of stock options                  --           --        70,000           350         26,375             --         26,725
Exercise of warrants                       --           --       264,687         1,323          4,500             --          5,823
Sale of common stock and
  warrants, net of costs                   --           --     6,732,500        33,663      1,409,662             --      1,443,325
Issuance of common stock
  for services                             --           --       200,000         1,000         39,000             --         40,000
Preferred stock conversion        (10,000,000)    (100,000)   10,000,000        50,000         50,000             --             --
Net loss                                   --           --            --            --             --     (1,329,069)    (1,329,069)
                                  -----------    ---------    ----------   -----------    -----------    -----------    -----------

Balance at June 30, 2000                   --           --    33,656,132       168,281      4,518,145     (4,449,353)       237,073
Exercise of stock options                  --           --        97,072           484         10,193             --         10,677
Exercise of warrants                       --           --       873,850         4,370        117,896             --        122,266
Issuance of warrants for services          --           --            --            --         21,000             --         21,000
Contribution of debt from a
  related party                            --           --            --            --        695,080             --        695,080
1-for-10 reverse stock split               --           --   (28,331,226)     (141,656)       141,656             --             --
Net loss                                   --           --            --            --             --     (1,565,510)    (1,565,510)
                                  -----------    ---------    ----------   -----------    -----------    -----------    -----------
Balance at June 30, 2001                   --    $      --     6,295,828   $    31,479    $ 5,503,970    $(6,014,863)   $  (479,414)
                                  ===========    =========    ==========   ===========    ===========    ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED JUNE 30,
                                                           ---------------------------
                                                              2001            2000
                                                           -----------     -----------
Increase (Decrease) in Cash and Cash Equivalents:
 Cash flows from operating activities:
 Net Loss                                                  $(1,565,510)    $(1,329,069)
 Adjustments to reconcile net loss to net
   cash used by operating activities:
   Depreciation                                                 91,653          71,833
   Common stock, stock options, and warrants
     issued for services                                        21,000          52,000
   Loss on disposal of assets                                   62,107              --
   Impairment of asset                                          83,080              --
   Contribution of related party accounts payable              165,780              --
 Changes in Assets and Liabilities:
   Accounts receivable-trade                                     9,015        (204,561)
   Inventory                                                    (5,990)        (13,491)
   Prepaid expenses and other current assets                    38,749         (52,321)
   Accounts payable                                            117,226         (48,387)
   Accounts payable - related party                           (131,483)         68,600
   Accrued liabilities                                          54,970          81,961
   Deferred revenue                                            (18,792)        167,398
                                                           -----------     -----------
      NET CASH USED BY OPERATING ACTIVITIES                 (1,078,195)     (1,206,037)
                                                           -----------     -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                          (46,993)       (224,694)
                                                           -----------     -----------
     NET CASH USED BY INVESTING ACTIVITIES                     (46,993)       (224,694)
                                                           -----------     -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                              1,204,991         200,000
   Repayment of long-term debt                                (645,000)             --
   Repayment of capital leases                                 (27,092)        (14,925)
   Proceeds from exercise of stock options and warrants        132,943          32,548
   Proceeds from issuance of stock                                  --       1,443,325
                                                           -----------     -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                 665,842       1,660,948
                                                           -----------     -----------

Net change in cash and cash equivalents                       (459,346)        230,217

Cash and cash equivalents at beginning of year                 636,932         406,715
                                                           -----------     -----------

Cash and cash equivalents at end of year                   $   177,586     $   636,932
                                                           ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                           $    71,306     $    37,531
                                                           ===========     ===========
   Income taxes paid                                       $        --     $        --
                                                           ===========     ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Assets acquired by entering into capital leases         $        --     $    52,145
                                                           ===========     ===========
   Conversion of related party notes and
     accrued interest to equity                            $   529,300     $        --
                                                           ===========     ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                              AND USE OF ESTIMATES:
--------------------------------------------------------------------------------

NATURE OF BUSINESS, MERGER AND NAME CHANGES:

Vitrix, Inc. (the Company or Vitrix) through its wholly owned subsidiary, Time America, Inc. (previously known as Vitrix Incorporated), provides Time & Labor Management Solutions. Vitrix products improve productivity by automating Time and Attendance, Workforce Scheduling, and the management of Labor Resources, with features such as employee self-service, data capture technology, time sheet submittal, strategic reporting, and interface tools for payroll, human resources, resource planning, and third party application integration. Vitrix solutions are offered in a PC based application, a client/server application, or in a 100% Web-based Application Service Provider (ASP) product.

On March 28, 2001, the Company completed a merger with Time America, Inc. which was accounted for as a pooling of interests. Pursuant to the terms of the Merger Agreement, Time America Inc. merged with and into the Company's wholly owned subsidiary, Vitrix Incorporated, with Vitrix Incorporated continuing as the surviving corporation. In connection with the acquisition, Vitrix's shareholders approved a proposal effecting a 1-for-10 reverse stock split. Vitrix acquired all of the outstanding shares of Time America, Inc. through the issuance of 3,147,914 shares (on a post reverse stock split basis) of Vitrix common stock, which represents approximately fifty percent (50%) of Vitrix's outstanding common stock after giving effect to the share issuance.

The accompanying financial statements of Vitrix, Inc. for the fiscal year ended June 30, 2001 are based on the assumption that the companies were combined for the full fiscal year, and the financial statements for the fiscal year ended June 30, 2000 have been restated to give effect to the combination.

There were no transactions between Time America, Inc. and the Company prior to combination, and certain reclassifications were made to the Time America, Inc. financial statements to conform to the Company's presentations. Summarized results of operations of the separate companies for the period July 1, 2000 through March 31, 2001, the effective date of the merger, are as follows:

                                                                       TIME
                                              VITRIX, INC          AMERICA, INC.
                                              -----------          -------------
Revenues                                       1,154,266             2,068,886
                                              ==========            ==========

Net Loss                                      (1,028,550)             (248,523)
                                              ==========            ==========

Following is a reconciliation of the amounts of revenues and net loss previously reported for fiscal year 2000 with restated amounts:

                           YEAR ENDED                               YEAR ENDED
                          JUNE 30, 2000                            JUNE 30, 2000
                          -------------                            -------------
Revenue:                                 Net Loss
  As previously reported   $ 1,261,866     As previously reported   $(1,098,219)
  Time America, Inc.         2,651,713     Time America, Inc.          (230,850)
                           -----------                              -----------

  As restated              $ 3,913,579     As restated              $(1,329,069)
                           ===========                              ===========

                           VITRIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                        AND USE OF ESTIMATES: (CONTINUED)
--------------------------------------------------------------------------------

NATURE OF BUSINESS, MERGER AND NAME CHANGES (CONTINUED):

On April 17, 2001 Vitrix Incorporated changed its name to Time America, Inc. On October 7, 1999 The Company changed its name from FBR Capital Corporation to Vitrix, Inc. Vitrix, Inc. is a Nevada corporation formed on June 6, 1988. Time America, Inc. is an Arizona corporation formed on April 26, 1996.

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

ACCOUNTS RECEIVABLE - TRADE:

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. As of June 30, 2001 a provision for uncollectible accounts has been established in the amount of $55,000.

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

                           VITRIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

REVENUE RECOGNITION AND DEFERRED REVENUE:

The Company derives its revenues from the sale of frontline labor management systems as well as sales of application software, parts and components. The Company's systems consist of fully integrated software and intelligent data collection terminals. The Company also derives revenues by providing maintenance, professional and educational services to its customers. The Company recognizes revenues from sales of its systems, application software, parts and components at the time of shipment, unless the Company has significant obligations remaining. When significant obligations remain, revenue is not recognized until such obligations have been completed or are no longer significant. The Company recognizes revenues from its sales-type leases of systems at time of shipment. Service revenues are recognized ratably over the contractual period or as the services are performed.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying values of cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities and current notes payable approximate their fair values because of the short maturity of these instruments. With respect to long-term debt, based on the borrowing rates currently available to the Company for similar bank and equipment loans and capitalized leases, the amounts reported approximate the fair value of the respective financial instruments.

                           VITRIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                        AND USE OF ESTIMATES: (CONTINUED)
--------------------------------------------------------------------------------

LOSS PER SHARE:

Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares outstanding of common. Loss per share amounts have been restated to, give retroactive effect to the 1-for-10 reverse stock split.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. At June 30, 2001 and 2000, options and warrants to purchase 1,231,420 and 773,820 (adjusted for reverse stock split) shares of the Company's common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001 the Financial Accounting Standards Board adopted Opinion No. 141, Business Combinations, and Opinion No. 142, Goodwill and Other Intangibles. The pronouncements provide for the cessation of the pooling method of accounting for business combinations as well as providing that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company does not expect the adoption of the standards to have a material effect on the financial statements. The effective dates for Financial Accounting Standards Nos. 141 and 142 are July 1, 2001 and for fiscal years beginning after December 15, 2001, respectively.

In addition, the Financial Accounting Standards Board has adopted Opinion No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of the standard to have a material effect on the financial statements.

                           VITRIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 2
                             PROPERTY AND EQUIPMENT:
--------------------------------------------------------------------------------

At June 30, 2001 property and equipment consists of:

     Computers, software and  equipment                          $ 329,828
     Furniture and fixtures                                         52,097
     Leasehold improvements                                         15,103
                                                                 ---------
                                                                   397,028
     Less: accumulated depreciation                               (232,406)
                                                                 ---------

                                                                 $ 164,622
                                                                 =========

Depreciation expense was $91,653 and $71,833, respectively, for the years ended June 30, 2001 and 2000.

During the year ended June 30, 2001, software was deemed to be impaired and written down to fair value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of the software, exceeded its carrying value by $83,080. An impairment loss of that amount has been charged to operations during the year ended June 30, 2001.

--------------------------------------------------------------------------------
                                     NOTE 3
                                 LONG-TERM DEBT:
--------------------------------------------------------------------------------

At June 30, 2001 long-term debt consists of the following:

     10% convertible subordinated promissory note to an
     individual, see description below.                               $  19,500

     18% promissory notes to certain third parties, including
     members of the Company's Board of Directors; interest only payments through November 2001 followed by 12 monthly
     principal and interest payments of $34,380 through October
     2002. Collateralized by all assets of the Company.                 375,000

     Promissory note to a shareholder, interest at prime plus
     1 percent, monthly interest only payments through November
     2001 followed by  twelve monthly principal and interest
     payments of approximately $9,000. Due in full in October 2002.     400,000

     Capital leases payable, interest at rates ranging from 15%
     to 24%, payable in monthly installments of principal and
     interest, maturing through January 2003                             33,942
                                                                      ---------
                                                                        828,442
          Less: current portion                                        (340,577)
                                                                      ---------

          Long-term debt                                              $ 487,865
                                                                      =========

                           VITRIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 3
                           LONG-TERM DEBT: (CONTINUED)
--------------------------------------------------------------------------------

On January 13, 1994, the Company entered into a series of 10% convertible subordinated promissory notes due January 15, 1996 totaling $5,157,750. On June 30, 1996 simultaneous with the closing of an asset sale, FBR completed an exchange offer in the aggregate principal amount of $5,040,750 with certain holders of the notes. On October 21, 1996, FBR completed the extinguishments of $97,500 of the notes in exchange for cash and, common stock warrants. The Company believes the remaining note holder will also accept a settlement of the obligation on terms not requiring the full cash payment of the amount due. As of June 30, 2001, accrued interest on the note was $14,568.

On December 31, 2000, a shareholder contributed $529,300 of debt and accrued interest owed to him. In addition, the majority shareholder contributed $165,780 of amounts owed for past due rent obligations.

As of June 30, 2001 future minimum payments due under the long-term debt agreements are as follows:

            YEAR ENDING
              JUNE 30,
            -----------
                2002                                           $ 319,097
                2003                                             475,403
                                                               ---------

                Total                                          $ 794,500
                                                               =========

As of June 30, 2001 future minimum lease payments due under the capital lease agreements, are as follows:

            YEAR ENDING
              JUNE 30,
            -----------
                2002                                           $  26,316
                2003                                              13,231
                                                               ---------

     Total minimum lease payments                                 39,547
     Less: amount representing interest                           (5,605)
                                                               ---------
     Present value of net minimum lease payments                  33,942
     Less: current maturities of capital lease obligations       (21,480)
                                                               ---------
          Long-term maturities of capital lease obligations    $  12,462
                                                               =========

                           VITRIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 4
                                  INCOME TAXES:
--------------------------------------------------------------------------------

As of June 30, 2001 deferred tax assets consist of the following:


     Federal loss carryforwards                                $   955,000
     State loss carryforwards                                      240,000
                                                               -----------
                                                                 1,195,000
     Less: valuation allowances                                 (1,195,000)
                                                               -----------

                                                               $        --
                                                               ===========

The Company has established a valuation allowance equal to the full amount of the deferred tax assets primarily because of uncertainty in the utilization of net operating loss carryforwards.

As a result of stock ownership changes during 1997 and 1998, the Company's ability to utilize net operating losses in the future could be limited, in whole or part, under Internal Revenue Code Section 382. The Company was treated as an S-Corporation for income tax purposes through May 13, 1997. As of June 30, 2001 the Company's federal net operating loss carryforwards was approximately $2,975,000 and begins expiring in 2012 through 2021.

The Company's tax expense (benefit) differed from the statutory rate primarily due to the $525,000 change in the deferred tax asset valuation allowance from June 30, 2000.

--------------------------------------------------------------------------------
                                     NOTE 5
                                  COMMITMENTS:
--------------------------------------------------------------------------------

The Company currently leases office space in Tempe, Arizona and office equipment and services under non-cancelable operating lease agreements which expire through June 2005. For the years ended June 30, 2001 and 2000, expense under the aforementioned non-cancelable operating lease agreements was approximately $310,000 and $115,000, respectively.

Future minimum lease payments due under the operating lease agreement is as follows:

            Year Ending
              June 30,
            -----------
               2002                                            $ 250,665
               2003                                              258,622
               2004                                              266,578
               2005                                              145,608
                                                               ---------

                                                               $ 921,473
                                                               =========

                           VITRIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

REVERSE STOCK SPLIT:

On March 30, 2001 the Company's shareholders approved a 1-for-10 reverse split of the Company's common stock. As a result of the split, the number of common shares outstanding decreased by 28,331,226 and contributed capital was increased by $141,656. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the reverse stock split.

STOCK OPTIONS:

On July 13, 1999, the Board of Directors authorized the implementation of the 1999 Equity Compensation Plan. The plan allows for the award of incentive stock options, non-statutory stock options or restricted stock awards to certain employees, directors, consultants and independent contractors. The Company has reserved an aggregate of 600,000 shares of common stock for distribution under the plan. Incentive stock options granted under the plan may be granted to employees only, and may not have an exercise price less than the fair market value of the common stock on the date of grant. Options may be exercised on a one-for-one basis, with a maximum term of ten (10) years from the date of grant.

A summary of the activity of options under the plan and non-statutory options granted outside the plan follows (all amounts and exercise prices adjusted retroactively for the 1-for-10 reverse split):

                                                  NUMBER OF     WEIGHTED AVERAGE
                                                   OPTIONS       EXERCISE PRICE
                                                  ---------      --------------
Outstanding at June 30, 1999                       163,001          $   1.40
Granted                                            318,323              5.80
Exercised                                           (7,000)             3.80
Forfeited                                         (118,353)             2.30
                                                  --------          --------

Outstanding at June 30, 2000                       355,971              5.00
Granted                                            618,557              0.97
Exercised                                           (9,707)             1.10
Forfeited                                         (127,440)             3.78
                                                  --------          --------

Outstanding at June 30, 2001                       837,381          $   2.25
                                                  ========          ========

                           VITRIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 6
                        STOCKHOLDERS' EQUITY (CONTINUED):
--------------------------------------------------------------------------------

STOCK OPTIONS (CONTINUED):

Additional information about outstanding options to purchase the Company's common stock as of June 30, 2001 is as follows:

                              Options Outstanding                    Options Exercisable
                  --------------------------------------------   --------------------------
                                Weighted Avg.
                                 Remaining
                  Number of    Contractural      Weighted Avg.   Number of    Weighted Avg.
Exercise Price     Shares     Life (In Years)   Exercise Price    Shares     Exercise Price
--------------     ------     ---------------   --------------    ------     --------------
$22.50 - $13.10     6,300          7.17             $15.97         2,700         $18.69
 $9.40 - $5.60    109,500          8.65             $ 9.14        27,375         $ 9.14
 $3.40 - $2.20    159,523          8.99             $ 3.17        27,881         $ 2.44
 $1.88 - $1.10     65,500          6.93             $ 1.12        56,646         $ 1.10
 $0.41 - $0.40    496,558          9.80             $ 0.40            --         $   --

The stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended June 30, 2001 and 2000. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss for the years ended June 30, 2001 and 2000 would have been reduced to the pro forma amounts presented below:

                                                 YEARS ENDED JUNE 30,
                                            -------------------------------
                                               2001                2000
                                            -----------         -----------
Net loss:
As reported                                 $(1,565,510)        $(1,329,069)
                                            ===========         ===========
Pro forma                                   $(1,655,847)        $(1,333,850)
                                            ===========         ===========
LOSS PER SHARE:
As reported                                 $     (0.25)        $     (0.23)
                                            ===========         ===========
Pro forma                                   $     (0.26)        $     (0.23)
                                            ===========         ===========

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of three (3) years, risk-free interest rates of seven percent (7%), volatility at twenty five percent (25%), and a zero percent (0%) dividend yield. The weighted average fair value at date of grant for options granted during the years ended June 30, 2001 and 2000 approximated $1.50 and $.50, respectively.

                           VITRIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 6
                        STOCKHOLDERS' EQUITY (CONTINUED):
--------------------------------------------------------------------------------

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS:

During the year ended June 30, 1998, the Company granted warrants to purchase 62,279 (post-split) shares of the Company's common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.22 (post-split) per share. During the year ended June 30, 2000 26,469 warrants (post-split) were exercised, generating proceeds of $5,823. During the year ended June 30, 2001 2,595 warrants (post-split) were exercised, generating proceeds of $571. The remaining un-exercised warrants of 33,216 (post -split) expired in June 2001.

In connection with its private placements of common stock during the year ended June 30, 2000 the Company issued 366,625 (post-split) common stock warrants. Each warrant entitles the holder to purchase one share of common stock at varying exercise prices depending on the round of funding. The exercise price for the first round of funding is $3.50 (post-split) per share and are exercisable until October 2002. The exercise price for the second round of funding is $2.80 (post-split) per share and are exercisable until February 2003. In October, 2000, the Company entered into a Warrant Exercise Agreement with certain of its warrant holders under which participating holders of the Company's $3.50 per share and $2.80 per share warrants could exercise their warrants for one-half of the exercise price set forth in such warrants. In addition to the reduction in exercise price, each holder who participated in the Warrant Exchange Agreement also received a new warrant agreement under the same terms as the warrant agreement just exercised. In connection with this Warrant Exchange Agreement, the Company received approximately $122,000 from the exercise of warrants to purchase 84,790 (post-split) shares of common stock.

During the year ended June 30, 2000 the Company granted 15,000 (post-split) options to an individual for consulting services. The exercise price of the options is $4.50 (post-split) per share and are exercisable through August 2002. The fair value of the options granted was estimated at $11,500 at the date of grant using the Black-Scholes pricing model. As of June 30, 2001 none of the options have been exercised.

The Company granted 414 (post-split) options during the year ending June 30, 2000 to an Institution for consulting services in which a member of the Company's Board of Directors is a Principal. The exercise price of the options is $2.90 (post-split) per share and are exercisable through November 2002. The fair value of the options granted was estimated at $500 at the date of grant using the Black-Scholes pricing model. As of June 30, 2000 none of the options have been exercised.

During the year ended June 30, 2001 the Company granted 12,000 (post-split) warrants to an entity for consulting services. The exercise price of the warrants ranges from $.90 per share to $4.30 per share (post-split) and are exercisable through March 2006. The fair value was $21,000 at the date of grant, determined based on the value of services performed. As of June 30, 2001 none of the warrants have been exercised.

                           VITRIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 7
                    BASIS OF PRESENTATION AND GOING CONCERN:
--------------------------------------------------------------------------------

Through June 30, 2001, the Company had sustained recurring losses from operations, and as of August 31, 2001, the Company estimates that its working capital and funds generated from operations are sufficient to fund the Company's operations for the next six months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During fiscal 2002, the Company expects to meet its working capital and other cash requirements with cash derived from operations, short-term receivables, software license fees, and other financing as required. While the Company believes that it will succeed in attracting additional capital, there can be no assurance that the Company's efforts will be successful. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses and obtaining additional business. Management believes that the merger with Time America, Inc. and continued cost controls should improve the Company's financial results in fiscal 2002. However, there can be no assurance that the Company's efforts to achieve and maintain profitable operations will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

--------------------------------------------------------------------------------
                                     NOTE 8
                               SUBSEQUENT EVENTS:
--------------------------------------------------------------------------------

On September 4, 2001 the Company received $500,000 through a promissory note with a significant shareholder. The promissory note calls for sixty (60) payments of principal and interest in the amount of $6,600 commencing October 1, 2001 followed by a balloon payment of $313,396 due October 2006. The promissory note is collateralized by all assets of the Company. The Company used $375,000 of the proceeds of the promissory note to pay off the outstanding balance of the 18% promissory notes to certain third parties (See Note 3).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     Information regarding the Company's directors and executive officers is provided below.

     THOMAS S. BEDNARIK. Mr. Bednarik, age 51, has served as President, Chief Executive Officer and a director of the Company since February 2000. From April 1998 to February 2000, Mr. Bednarik served as Vice President of Sales and
Support at NetPro Computing, Inc. Mr. Bednarik has 28 years of executive and sales management experience in the information technology industry and has served in various executive management capacities, including Chief Executive Officer, President and Executive Vice President, with firms such as Idea Corporation, Decision Data, Alcatel Information Systems and ITT Corporation.

     CRAIG J. SMITH, CPA. Mr. Smith, age 31, has served as the Company's Vice President of Finance and Administration and Chief Financial Officer since April 1999. From 1998 to 1999, Mr. Smith served as Controller of Pacific Numerix Corporation. From 1993 to 1998, he served as an Audit Manager of Semple & Cooper LLP. Mr. Smith earned a masters in business administration from Arizona State University in 2000 and a Bachelor of Science degree in finance and accounting from Minnesota State University-Mankato in 1992.

     TODD P. BELFER. Mr. Belfer, age 33, has served as a director of the Company since March 1999 and Chairman of the Board of Directors since November 1999. Mr. Belfer also served as Chairman of the Board of Directors of Time America, Inc. (previously Vitrix Incorpated) from April 1996 until March 1999. Mr. Belfer also is currently serving as President and Chairman of the Board of M.D. Labs, Incorporated, a private Arizona-based company, where he has been employed since February 1994. Mr. Belfer also co-founded Employee Solutions, Inc. in May 1990, and served as its Executive Vice-President and as a director from 1991 to 1996. Mr. Belfer earned a Bachelor of Science in Finance and Economics from the University of Arizona in 1989.

     LISE M. LAMBERT. Ms. Lambert, age 44, has served as a director of the Company since April 1999 and as director of Time America, Inc. (previously Vitrix Incorporated) from January 1998 to March 1999. Ms. Lambert is President of Relevant, Inc., a consulting company that serves the computer software industry. Ms. Lambert has been employed by Relevant, Inc. since 1996. In 1986, Ms. Lambert co-founded Mastersoft, Inc., where she served as Vice-President of Marketing from 1986 to 1990 and Senior Vice-President of Sales from 1990 to 1995. Ms. Lambert has held various sales and management positions, including Product Line Manager at MicroAge, Inc. in Tempe Arizona, and currently serves as director for OutBack Resource Group. Ms. Lambert earned a Bachelor of Arts degrees in education and music, and a Masters degree in deafness and audiology from Smith College.

     ROBERT W. ZIMMERMAN. Mr. Zimmerman, age 49, has served as a director of the Company since March 2001. Mr. Zimmerman is a co-managing shareholder and attorney for Mallery & Zimmerman, S.C., a general practice law firm based in Wisconsin. Mr. Zimmerman graduated from Marquette University in 1974 with majors in Accounting and Finance and from Marquette University Law School in 1977. After law school Mr. Zimmerman worked in the Milwaukee office of Arthur Andersen & Co. in the tax department and received his Wisconsin CPA certificate.

     BAHAN SADEGH. Mr. Sadegh, age 28, co-founded Time America, Inc. (previously Vitrix Incorporated) in 1996, and has served as Chief Technology Officer of Vitrix since April 1999 and as a director of Vitrix from April 1999 to March 2001. Mr. Sadegh also served as a director of Time America, Inc. (previously Vitrix Incorporated) from April 1996 to March 1999. Mr. Sadegh served as an engineer consultant for Brouwer, Palmer and Associates from 1992 until 1995. Mr. Sadegh is completing a degree in mathematics and business administration at Arizona State University.

     JAMES MARTIN. Mr. Martin, age 38, has served as Vice President of Sales for the Company since March, 2001. Mr. Martin co-founded Time America, Inc. (merged with Vitrix in March 2001) in 1988 and served as Vice President of Sales from October 1999 to March 2001. Mr. Martin graduated from DeVry Institute in 1985.

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

     Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all
Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended June 30, 2001.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table summarizes all compensation to the Company's Chief Executive Officer and to the Company's other most highly compensated executive officers other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Officers"), for services rendered to the Company for each of the fiscal years ended June 30, 2001, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION             LONG TERM COMPENSATION
                                   --------------------------------------   ----------------------
                                                                                   AWARDS
                                                                            ----------------------
        NAME AND                                           OTHER ANNUAL     SECURITIES UNDERLYING
  PRINCIPAL POSITION(1)     YEAR   SALARY($)   BONUS($)   COMPENSATION($)      OPTIONS/SARS (#)
  ---------------------     ----   ---------   --------   ---------------      ----------------
Thomas S. Bednarik(2)       2001   $118,750    $12,704          -0-               325,000(2)
  President and             2000    $39,531     $5,000          -0-               100,000(2)
  Chief Executive Officer   1999      N/A        N/A            N/A                  N/A

Philip R. Shumway(3)        2001      N/A        N/A            N/A                  N/A
  President and             2000    $68,939      N/A            N/A                  N/A
  Chief Executive Officer   1999    $31,439      N/A            N/A               75,853(4)

----------
(1) No other executive officer of the Company received compensation in excess of $100,000 for the periods presented.

(2) Mr. Bednarik was appointed President and Chief Executive Officer of the Company effective February 17, 2000. Had Mr. Bednarik been with the Company for the entire fiscal year 2000 his annual base salary would have been $115,000. Pursuant to the terms of a letter agreement, dated February 17, 2000, between Mr. Bednarik and the Company, Mr. Bednarik was granted options to purchase 100,000 shares of the Company's Common Stock at a per share exercise price of $9.40. Pursuant to the terms of an Incentive Stock Option Agreement dated August 22, 2000, Mr. Bednarik was granted options to purchase 100,000 shares of the Company's Common Stock at a per share exercise price of $3.40. Pursuant to the terms of a Nonstatutory Stock Option Agreement dated April 17, 2001, Mr. Bednarik was granted options to purchase 225,000 shares of the Company's Common Stock at a per share exercise price of $0.40.

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

(4) Pursuant to the terms of his Employment Agreement with Vitrix, Mr. Shumway received options to purchase 38,000 shares of Common Stock of Vitrix which were converted to options to purchase 75,853 shares of Company Common Stock in connection with the consummation of the transactions contemplated by that certain Exchange Agreement, dated April 15, 1999, by and among the Company, Vitrix Incorporated and the shareholders signatory thereto. In accordance with the terms of a Severance Agreement and General Release, dated October 25,1999, between the Company and Mr. Shumway, Mr. Shumway agreed to forfeit all but 12,000 of such options.

     The following table sets forth information concerning individual grants of stock options made to the Named Officers during the fiscal year ended June 30, 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS
                      -----------------------------------------------------------------------------
                                                                           POTENTIAL REALIZED VALUE
                                                                             AT ASSUMED RATES OF
                         NUMBER OF     % OF TOTAL                             ANNUAL STOCK PRICE
                        SECURITIES    OPTIONS/SARS                             APPRECIATION FOR
                        UNDERLYING     GRANTED TO    EXERCISE                   OPTION TERM (2)
      NAME AND         OPTIONS/SARS   EMPLOYEES IN    PRICE     EXPIRATION   ----------------------
 PRINCIPAL POSITION   GRANTED (#)(1)   FISCAL YEAR    ($/SH)       DATE        5%($)        10%($)
 ------------------   --------------   -----------    ------       ----      --------      --------
Thomas S. Bednarik,       100,000          16%         $3.40      08/2010    $215,000      $540,000
President and Chief       225,000          36%         $0.40      04/2011    $ 55,000      $145,000
Executive Officer

----------
(1) Pursuant to the terms of an Incentive Stock Option Agreement dated August 22, 2000, Mr. Bednarik was granted options to purchase 100,000 shares of the Company's Common Stock at a per share exercise price of $3.40. Pursuant to the terms of a Nonstatutory Stock Option Agreement dated April 17, 2001, Mr. Bednarik was granted options to purchase 225,000 shares of the Company's Common Stock at a per share exercise price of $0.40.

(2) Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% or 10% compounded annually from the date the options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall stock market conditions, as well as the option holder's continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

OPTION EXERCISE

     There were no option exercises by the Named Officers during the fiscal year ended June 30, 2000.

EMPLOYMENT AGREEMENTS

     As of February 15, 2000, the Board of Directors approved the terms of Mr. Bednarik's at-will employment with the Company for services as its President and Chief Executive Officer. Under the terms of a letter agreement, dated as of February 17, 2000, Mr. Bednarik receives a base salary of $115,000, which was adjusted to $130,000 effective April 2001. Mr. Bednarik is also entitled to receive quarterly and annual bonus payments payable in cash based on the Company's achievement of certain revenue targets for such periods. Mr. Bednarik received cash bonuses in the amounts of $12,704 and $5,000 during the fiscal years ended June 30, 2001 and 2000, respectively.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of August 31, 2001, concerning the beneficial ownership of shares of Common Stock of the Company by
(i) each person known by the Company to beneficially own more than 5% of the Company's Common Stock; (ii) each Director; (iii) each of the Named Officers; and (iv) all Directors and executive officers of the Company as a group. To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

                                                   SHARES BENEFICIALLY OWNED (1)
NAME AND ADDRESS OF                                -----------------------------
BENEFICIAL OWNER(2)                                  NUMBER            PERCENT
-------------------                                 ---------          -------
Thomas S. Bednarik                                     75,000(3)          1.2
Todd P. Belfer                                        451,823(4)          7.2
Lise M. Lambert                                        62,483(5)          1.0
Robert W. Zimmerman                                    80,175             1.3
Craig J. Smith                                         11,994(6)            *
All directors and Named
Officers as a group                                   646,475            10.7
Joseph L. Simek                                     3,060,627            48.6
Hamid Shojaee                                         545,645             8.7

----------
* Less than 1%.

(1) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 6,295,828 shares of Common Stock outstanding as of September 1, 2001.

(2) The address of each of the beneficial owners is c/o Vitrix, Inc., 51 West Third Street, Suite 310, Tempe, Arizona 85281

(3) Includes (i) 50,000 shares of Common Stock which are subject to unexercised options that were exercisable on September 1, 2001, or within 60 days thereafter, and (ii) 6,250 shares of Common Stock issuable upon exercise of warrants issued in the Company's February 2000 private placement.

(4) Includes (i) 10,000 shares of Common Stock which are subject to unexercised options that were exercisable on September 1, 2000, or within 60 days thereafter, and (ii) 9,220 shares of Common Stock issuable upon exercise of warrants issued in the Company's October 1999 and February 2000 private placements.

(5) Includes (i) 25,969 shares of Common Stock which are subject to unexercised options that were exercisable on September 1, 2000, or within 60 days thereafter, and (ii) 2,320 shares of Common Stock issuable upon exercise of warrants issued in the Company's October 1999 placement.

(6) Includes (i) 8,994 shares of Common Stock which are subject to unexercised options that were exercisable on September 1, 2000, or within 60 days thereafter, and (ii) 1,000 shares of Common Stock issuable upon exercise of warrants issued in the Company's October 1999 private placement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On March 3, 1999, T.P.B. Investment Limited Partnership (TPB), which is owned by Todd P. Belfer, a member of the Company's Board of Directors, agreed to convert the remaining principal ($200,000) and accrued interest ($64,570) outstanding under certain notes of the Company payable t o TPB into 272,072 shares of the Company's Common Stock and Preferred Stock. The shares of Preferred Stock were subsequently converted into Common Stock on October 7, 1999, when the Company amended its Articles of Incorporation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-KSB.

(b)  Reports on Form 8-K.

     The Company filed the following reports on Form 8-K during the fiscal quarter ended June 30, 2001:

     (1) Form 8-K filed on April 13, 2001, to report the merger with Time America, Inc.

     (2) Form 8-K filed on June 6, 2001, to report the engagement of Semple and Cooper, LLP as the Company's auditors for the fiscal year ended June 30, 2001, and the dismissal of BDO Seidman, LLP.

     (3) Form 8-K/A filed on June 12, 2001, amending the 8-K filed on April 13, 2001 and including the required financial statements and pro forma financial information for Time America, Inc.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               VITRIX, INC.


                               /s/ THOMAS S. BEDNARIK
                               -------------------------------------------------
                               Thomas S. Bednarik, President and Chief Executive Officer (Principal Executive Officer)
Dated: September 28, 2001

     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                POWER OF ATTORNEY

     KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas S. Bednarik and Craig J. Smith, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstititon for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        SIGNATURES                       TITLE                      DATE
        ----------                       -----                      ----

/s/ THOMAS S. BEDNARIK        President, CEO and Director     September 28, 2001
---------------------------   (Principal Executive Officer)
Thomas S. Bednarik


/s/ CRAIG J. SMITH            Chief Financial Officer         September 28, 2001
---------------------------   (Principal Financial Officer)
Craig J. Smith


/s/ TODD P. BELFER            Chairman of the Board           September 28, 2001
---------------------------
Todd P. Belfer


/s/ LISE M. LAMBERT           Director                        September 28, 2001
---------------------------
Lise M. Lambert


/s/ ROBERT W. ZIMMERMAN       Director                        September 28, 2001
---------------------------
Robert W. Zimmerman

                                  EXHIBIT INDEX

                                                                               BY REFERENCE
EXHIBIT                                                                            FROM          NO. IN
NUMBER                         DESCRIPTION                                       DOCUMENT       DOCUMENT
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

3.2      Amended Bylaws of the Registrant                                            C             3.2

4.1      Registrant's Form of Common Stock Certificate                               A             4.1

4.6      Registrant's Form of 10% Convertible  Subordinated  Promissory
         Note issued to purchasers of the Registrant's  securities in a private placement of the Registrant's securities which
         closed on December 14, 1993 and January 13, 1994                            E             4.7

4.7      Registrant's   Form  of   Warrant  to   purchase   shares  of
         Registrant's  Common  Stock at an exercise  price of $.90 per
         share dated February 3, 1994                                                E             4.8

4.7.1    Schedule  of omitted  documents  in the form of  Exhibit  4.7, including material detail in which such documents differ
         from Exhibit 4.7.                                                           E            4.8.1

                                                                               BY REFERENCE
EXHIBIT                                                                            FROM          NO. IN
NUMBER                         DESCRIPTION                                       DOCUMENT       DOCUMENT
------                         -----------                                       --------       --------
10.1     Stock Option  Agreement,  dated  September 20, 1993,  between
         Registrant and Patrick McEnany                                              E            10.17

10.1.1   Amendment  to Stock  Option  Agreement,  dated  February  21,
         1995, between Registrant and Patrick McEnany                                G             --

10.2     Asset  Purchase  Agreement  between  the  Company  and Parlux
         Fragrances, Inc., dated January 31, 1996                                    F            10.17

10.3     Registration  Rights Agreement between the Company and Parlux
         Fragrances, Inc., dated June 28, 1996                                       F            10.18

10.4     Exchange  Agreement,   dated  April  15,  1999,  between  the
         Company,  Vitrix Incorporated ("Vitrix") and the shareholders
         of Vitrix signatory thereto                                                 H              2

10.5     Employment  Agreement,   dated  February  16,  1999,  between
         Vitrix and Philip R. Shumway                                                I            10.6

10.6     1999 Equity Compensation Plan                                               I            10.7

10.7.1   Lease  Agreement,  dated  September  3,  1999,  between  LAFP
         Phoenix, Inc., as lessor, and the Registrant, as lessee.                    J            10.1

10.7.2   First  Amendment to Office Lease  Agreement,  dated March 28,
         2000,   between  LAFP  Phoenix,   Inc.,  as  lessor  and  the
         Registrant, as lessee.                                                      K            10.1

10.8     Securities  Purchase  Agreement,  dated  September  21, 1999,
         between Circle F Ventures, LLC and the Registrant.                          J            10.2

10.9     Severance  Agreement and General  Release,  dated October 25,
         1999, between Philip R. Shumway and the Registrant.                         J            10.3

                                                                               BY REFERENCE
EXHIBIT                                                                            FROM          NO. IN
NUMBER                         DESCRIPTION                                       DOCUMENT       DOCUMENT
------                         -----------                                       --------       --------
10.10    Merger  Agreement,  dated March 28, 2001 by and among Vitrix,
         Inc., Vitrix Incorporated, and Time America, Inc.                           L             2.1

10.11    Press release issued April 2, 2001,  announcing completion of
         the acquisition of Time America, Inc.                                       L            99.1

10.12    Letter from BDO Seidman,  LLP,  dated June 4, 2001,  regarding its  concurrence or  disagreement  with the statements made by
         the   registrant  in  the  current   report   concerning   the
         resignation or dismissal as the registrants principal accountant.           M             16

10.13    Promissory  Note  agreement  dated  September 4, 2001 between
         Vitrix, Inc. and Frances L. Simek                                    Filed herewith       --

10.14    Security  agreement  dated  September 4, 2001 between Vitrix,
         Inc. and Frances L. Simek                                            Filed herewith       --

10.15    Warrant to purchase  common stock  agreement  dated September
         4, 2001 between Vitrix, Inc. and Frances L. Simek                    Filed herewith       --

----------
A.   Form S-18 Registration Statement No. 33-25704-NY.
B. Form 10-K Annual Report of the Registrant for the fiscal year ended June 30, 1991.
C. Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1994.
D.   Form 8-K Current Report reporting event on June 28, 1996.
E. Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended December 31, 1993.
F. Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended December 31, 1995.
G. Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1996.
H.   Form 8-K Current Report reporting event on April 15, 1999.
I. Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1999.
J. Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended September 30, 1999.
K. Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended March 31, 2000.
L.   Form 8-K Current Report reporting event on April 13, 2001.
M.   Form 8-K Current Report reporting event on June 6, 2001.