Form 10QSB
period 2001-09-30
VITRIX INC /NV/
filed 2001-11-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 10, 2001, the issuer had outstanding 6,295,828 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           VITRIX, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,        JUNE 30,
                                                                              2001               2001
                                                                           -----------        -----------
                                                                           (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                $   188,817        $   177,586
  Accounts receivable - trade, net                                             517,455            506,989
  Inventory                                                                    214,656            247,550
  Prepaid expenses and other current assets                                     43,278             42,871
                                                                           -----------        -----------

       TOTAL CURRENT ASSETS                                                    964,206            974,996

PROPERTY AND EQUIPMENT, NET                                                    195,207            164,622
                                                                           -----------        -----------

       TOTAL ASSETS                                                        $ 1,159,413        $ 1,139,618
                                                                           ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of long-term debt                                        $   154,212        $   340,577
  Accounts payable                                                             517,535            431,938
  Accrued liabilities                                                          210,891            201,403
  Deferred revenue                                                             158,777            157,249
                                                                           -----------        -----------

       TOTAL CURRENT LIABILITIES                                             1,041,415          1,131,167

LONG-TERM DEBT, LESS CURRENT PORTION                                           817,387            487,865
                                                                           -----------        -----------

       TOTAL LIABILITIES                                                     1,858,802          1,619,032
                                                                           -----------        -----------

COMMITMENTS:                                                                        --                 --

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.005 par value, 50,000,000 shares
    authorized, 6,295,828 shares issued and outstanding                         31,479             31,479
  Contributed capital                                                        5,503,970          5,503,970
  Accumulated deficit                                                       (6,234,838)        (6,014,863)
                                                                           -----------        -----------

       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (699,389)          (479,414)
                                                                           -----------        -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $ 1,159,413        $ 1,139,618
                                                                           ===========        ===========

                  The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                  -----------------------------
                                                      2001             2000
                                                  -----------       -----------
REVENUES:
  Product sales                                   $   678,058       $   683,644
  Services revenue                                    141,038           154,714
                                                  -----------       -----------

       TOTAL REVENUES                                 819,096           838,358
                                                  -----------       -----------
COST OF REVENUES
  Product                                             287,057           310,314
  Services                                            128,472           131,963
                                                  -----------       -----------

       TOTAL COST OF REVENUES                         415,529           442,277
                                                  -----------       -----------

GROSS PROFIT                                          403,567           396,081
                                                  -----------       -----------
COSTS AND EXPENSES:
  Sales and marketing                                 222,461           334,309
  Research and development                            184,521           383,981
  General and administrative                          190,805           238,769
                                                  -----------       -----------

       TOTAL COSTS AND EXPENSES                       597,787           957,059
                                                  -----------       -----------

NET LOSS FROM OPERATIONS                             (194,220)         (560,978)
                                                  -----------       -----------
OTHER INCOME (EXPENSE):
  Interest expense                                    (27,469)          (18,917)
  Other                                                   333             6,417
  Interest income                                       1,381             7,620
                                                  -----------       -----------

                                                      (25,755)           (4,880)
                                                  -----------       -----------

NET LOSS                                          $  (219,975)      $  (565,858)
                                                  ===========       ===========

BASIC LOSS PER SHARE                              $     (0.03)      $     (0.09)
                                                  ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       6,295,828         6,199,526
                                                  ===========       ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                  VITRIX, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 2001 AND
           THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001 (Unaudited)

                                         COMMON STOCK
                                    -----------------------   CONTRIBUTED   ACCUMULATED
                                       SHARES      AMOUNT       CAPITAL       DEFICIT         TOTAL
                                    -----------   ---------   -----------   -----------    -----------
Balance at June 30, 2000             33,656,132   $ 168,281   $ 4,518,145   $(4,449,353)   $   237,073
Exercise of stock options                97,072         484        10,193            --         10,677
Exercise of warrants                    873,850       4,370       117,896            --        122,266
Issuance of warrants for services            --          --        21,000            --         21,000
Contribution of debt from a
 related party                               --          --       695,080            --        695,080
1-for-10 reverse stock split        (28,331,226)   (141,656)      141,656            --             --
Net loss                                     --          --            --    (1,565,510)    (1,565,510)
                                    -----------   ---------   -----------   -----------    -----------

Balance at June 30, 2001              6,295,828      31,479     5,503,970    (6,014,863)      (479,414)
Net loss                                     --          --            --      (219,975)      (219,975)
                                    -----------   ---------   -----------   -----------    -----------

Balance at September 30, 2001         6,295,828   $  31,479   $ 5,503,970   $(6,234,838)   $  (699,389)
                                    ===========   =========   ===========   ===========    ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
                                                       2001             2000
                                                     ---------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                            $(219,975)       $(565,858)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation                                         20,942           23,530
   Changes in Assets and Liabilities:
   Accounts receivable-trade                           (10,466)         (17,600)
   Inventory                                            32,894           20,893
   Prepaid expenses and other current assets              (407)          26,603
   Accounts payable                                     85,597           92,500
   Accounts payable - related party                         --         (131,483)
   Accrued liabilities                                   9,488            5,683
   Deferred revenue                                      1,528          (13,950)
                                                     ---------        ---------
       NET CASH USED BY OPERATING ACTIVITIES           (80,399)        (559,682)
                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (26,711)         (18,680)
                                                     ---------        ---------
       NET CASH USED BY INVESTING ACTIVITIES           (26,711)         (18,680)
                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                         500,000          135,000
  Repayment of long-term debt                         (375,000)              --
  Repayment of capital leases                           (6,659)          (6,450)
  Proceeds from exercise of stock options                   --           10,677
                                                     ---------        ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES       118,341          139,227
                                                     ---------        ---------

Net change in cash and cash equivalents                 11,231         (439,135)

Cash and cash equivalents at beginning of period       177,586          636,932
                                                     ---------        ---------

Cash and cash equivalents at end of period           $ 188,817        $ 197,797
                                                     =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                      $  27,469        $  18,917
                                                     =========        =========
  Income taxes paid                                  $      --        $      --
                                                     =========        =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Assets aquired by entering into capital leases     $  24,816        $  11,500
                                                     =========        =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Vitrix, Inc. and subsidiary ("Vitrix" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended September 30, 2001, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

LOSS PER SHARE:

Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares outstanding of common stock.

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

LONG-TERM DEBT:

On September 4, 2001 the Company received $500,000 through a promissory note with a significant shareholder. The promissory note calls for sixty (60) payments of principal and interest in the amount of $6,600 commencing October 1, 2001 followed by a balloon payment of $313,396 due October 2006. The promissory note is collateralized by all assets of the Company. The Company used $375,000 of the proceeds of the promissory note to pay off the outstanding balance of the 18% promissory notes to certain third parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

     REVENUES. Revenue for the three month period ended September 30, 2001 (the "reporting period"), decreased 2% to $819,096, compared to revenue of $838,358 for the three month period ended September 30, 2000 (the "comparable period").

     GROSS PROFIT. Gross profit as a percentage of revenues increased to 49% in the reporting period, compared to 47% in the comparable period. The increase in gross profit percentage was primarily attributable to a change in the mix of product sold. The Company's product revenue in the reporting period was derived from sales of systems in which software, which typically generates higher gross profit, represented a higher proportion of product revenues than in the comparable period. Gross profit on service revenues was 16% in the reporting period and comparable period.

     EXPENSES. Sales and marketing expenses were $222,461, or 27% of revenues, in the reporting period, compared to $334,309, or 40% of revenues, in the comparable period. The decrease in sales and marketing expense in the current period is primarily due to decreased labor and overhead costs. As a result of the merger with Time America, Inc. on March 28, 2001 the Company was able to eliminate redundant expenses.

     Research and development expenses were $184,521, or 23% of revenues, in the reporting period, compared to $383,981, or 46% of revenues, in the comparable period. The decrease in research and development expense in the current period is primarily due to decreased labor and overhead costs. As a result of the merger with Time America, Inc. on March 28, 2001 the Company was able to eliminate redundant expenses.

     General and administrative expenses were $190,805, or 23% of revenues, in the reporting period, compared to $238,769, or 28% of revenues, in the comparable period. The decrease in general and administrative expense in the current period is primarily due to decreased labor and overhead costs. As a result of the merger with Time America, Inc. on March 28, 2001 the Company was able to eliminate redundant expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001 the Company had a working capital deficit of $77,209, compared to $640,405 at September 30, 2000. Cash and cash equivalents at those dates amounted to $188,817 and $197,797, respectively.

     OPERATIONS. Net cash used by operations decreased to $80,399 in the reporting period, compared to net cash used by operations of $559,682 in the comparable period. The decrease in net cash used was primarily attributable to decreases in the net loss and inventory and an increase in accounts payable.

     INVESTMENT ACTIVITIES. For the reporting period, the Company used $26,711 to purchase property and equipment, compared to $18,680 of property and equipment purchases in the comparable period.

     FINANCING ACTIVITIES. Net cash provided by financing activities decreased to $118,341 in the reporting period, compared to $139,227 in the comparable period.

     As of October 31, 2001, the Company believes that its current working capital and funds generated from operations are sufficient to fund the Company's operations for the next four months. In the absence of achieving profitable operations in future periods, additional capital through asset sales, securing a revolving credit facility, debt or equity offerings, or a combination of the foregoing, the Company will be unable to fund its operations and will experience defaults under certain of its contractual agreements, including its lease agreements for its corporate headquarters. These agreements are subject to termination in the event of default. Certain of the parties to these agreements could take legal action against the Company to collect amounts owed to them. Accordingly, the Company's financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company's operations. The Company's independent certified public accountants have issued a going concern opinion on the financial statements of the Company for the fiscal year ended June 30, 2001.

     The Company has on-going discussions with various financial sources in an effort to raise additional capital. While the Company believes that it will succeed in attracting additional capital, there can be no assurance that the Company's efforts will be successful.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. SFAS 144 will be adopted on its effective date, and the adoption is not expected to result in any material effects on the Corporation's financial statements.

FORWARD-LOOKING INFORMATION

     The statements contained in this Quarterly Report on Form 10-QSB that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information which the Company believes are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, the Company is not currently involved in any legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits are filed herewith pursuant to Regulation SB.

     (b) Reports on Form 8-K

         No reports were filed on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VITRIX, INC.


Dated: November 14, 2001
                                        By  /s/ Craig J. Smith
                                            ------------------------------------
                                            Craig J. Smith
                                            Chief Financial Officer