Form 10QSB
period 2001-12-31
VITRIX INC /NV/
filed 2002-02-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 7, 2002, the issuer had outstanding 6,295,828 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  VITRIX, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,     JUNE 30,
                                                                2001            2001
                                                             -----------    -----------
                                                             (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                  $   166,224    $   177,586
  Accounts receivable - trade, net                               378,664        506,989
  Inventory                                                      191,886        247,550
  Prepaid expenses and other current assets                       46,840         42,871
                                                             -----------    -----------
     TOTAL CURRENT ASSETS                                        783,614        974,996

PROPERTY AND EQUIPMENT, NET                                      176,804        164,622
                                                             -----------    -----------
     TOTAL ASSETS                                            $   960,418    $ 1,139,618
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                          $   188,336    $   340,577
  Accounts payable                                               476,090        431,938
  Accrued liabilities                                            165,463        201,403
  Deferred revenue                                               180,594        157,249
                                                             -----------    -----------
     TOTAL CURRENT LIABILITIES                                 1,010,483      1,131,167

LONG-TERM DEBT, LESS CURRENT PORTION                             794,572        487,865
                                                             -----------    -----------
     TOTAL LIABILITIES                                         1,805,055      1,619,032
                                                             -----------    -----------

COMMITMENTS:                                                          --             --

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.005 par value, 50,000,000
    shares authorized, 6,295,828 shares
    issued and outstanding                                        31,479         31,479
  Contributed capital                                          5,503,970      5,503,970
  Accumulated deficit                                         (6,380,086)    (6,014,863)
                                                             -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY                                 (844,637)      (479,414)
                                                             -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   960,418    $ 1,139,618
                                                             ===========    ===========

                  The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                                  VITRIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                       DECEMBER 31,                  DECEMBER 31,
                                    2001           2000           2001           2000
                                -----------    -----------    -----------    -----------
Revenues:
  Product sales                 $   625,897    $ 1,082,381    $ 1,303,955    $ 1,766,025
  Services revenue                  163,769        264,770        304,807        419,484
                                -----------    -----------    -----------    -----------
     TOTAL REVENUES                 789,666      1,347,151      1,608,762      2,185,509
                                -----------    -----------    -----------    -----------
COST OF REVENUES:
  Product                           272,268        516,111        559,325        826,425
  Services                          112,740        112,133        241,212        244,096
                                -----------    -----------    -----------    -----------
     TOTAL COST OF REVENUES         385,008        628,244        800,537      1,070,521
                                -----------    -----------    -----------    -----------
GROSS PROFIT                        404,658        718,907        808,225      1,114,988
                                -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
  Sales and marketing               202,834        326,268        425,295        660,577
  Research and development          142,661        312,978        327,182        696,959
  General and administrative        186,640        289,702        377,445        528,471
                                -----------    -----------    -----------    -----------
     TOTAL COSTS AND EXPENSES       532,135        928,948      1,129,922      1,886,007
                                -----------    -----------    -----------    -----------
NET LOSS FROM OPERATIONS           (127,477)      (210,041)      (321,697)      (771,019)
                                -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Interest expense                  (19,061)       (13,088)       (46,530)       (32,005)
  Other                                 725        (14,448)         1,058         (8,031)
  Interest income                       565          2,614          1,946         10,234
                                -----------    -----------    -----------    -----------
                                    (17,771)       (24,922)       (43,526)       (29,802)
                                -----------    -----------    -----------    -----------
NET LOSS                        $  (145,248)   $  (234,963)   $  (365,223)   $  (800,821)
                                ===========    ===========    ===========    ===========
BASIC LOSS PER SHARE            $     (0.02)   $     (0.04)   $     (0.06)   $     (0.13)
                                ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING              6,295,828      6,265,537      6,295,828      6,232,532
                                ===========    ===========    ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                                  VITRIX, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 2001 AND
            THE SIX MONTH PERIOD ENDED DECEMBER 31, 2001 (Unaudited)

                                           COMMON STOCK
                                    --------------------------    CONTRIBUTED   ACCUMULATED
                                       SHARES        AMOUNT         CAPITAL       DEFICIT         TOTAL
                                    -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2000             33,656,132    $   168,281    $ 4,518,145   $(4,449,353)   $   237,073
Exercise of stock options                97,072            484         10,193            --         10,677
Exercise of warrants                    873,850          4,370        117,896            --        122,266
Issuance of warrants for services            --             --         21,000            --         21,000
Contribution of debt from a
  related party                              --             --        695,080            --        695,080
1-for-10 reverse stock split        (28,331,226)      (141,656)       141,656            --             --
Net loss                                     --             --             --    (1,565,510)    (1,565,510)
                                    -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2001              6,295,828         31,479      5,503,970    (6,014,863)      (479,414)
Net loss                                     --             --             --      (365,223)      (365,223)
                                    -----------    -----------    -----------   -----------    -----------
Balance at December 31, 2001          6,295,828    $    31,479    $ 5,503,970   $(6,380,086)   $  (844,637)
                                    ===========    ===========    ===========   ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                                  VITRIX, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                           ----------------------
                                                              2001         2000
                                                           ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents:
  Cash flows from operating activities:
  Net Loss                                                 $(365,223)   $(800,821)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation                                              41,611       48,024
    Stock options and warrants issued for services                --        9,000
    Loss on disposal of assets                                    --       14,506
    Contribution of related party accounts payable                --      165,780
  Changes in Assets and Liabilities:
    Accounts receivable-trade                                128,325     (252,127)
    Inventory                                                 55,664      (26,977)
    Prepaid expenses and other current assets                 (3,969)      26,026
    Accounts payable                                          44,152      144,498
    Accounts payable - related party                              --     (131,483)
    Accrued liabilities                                      (35,940)      17,508
    Deferred revenue                                          23,345        3,765
                                                           ---------    ---------
      NET CASH USED BY OPERATING ACTIVITIES                 (112,035)    (782,301)
                                                           ---------    ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash received from sale of fixed assets                       --        2,411
    Purchase of property and equipment                       (28,977)     (16,878)
                                                           ---------    ---------
      NET CASH USED BY INVESTING ACTIVITIES                  (28,977)     (14,467)
                                                           ---------    ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of capital leases                              (13,921)     (13,044)
    Proceeds from debt                                       530,000      184,991
    Repayment of debt                                       (386,429)          --
    Proceeds from exercise of stock options and warrants          --      132,943
                                                           ---------    ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES              129,650      304,890
                                                           ---------    ---------
Net change in cash and cash equivalents                      (11,362)    (491,878)

Cash and cash equivalents at beginning of period             177,586      636,932
                                                           ---------    ---------
Cash and cash equivalents at end of period                 $ 166,224    $ 145,054
                                                           =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                            $  54,572    $  32,005
                                                           =========    =========
  Income taxes paid                                        $      --    $      --
                                                           =========    =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Assets acquired by entering into capital leases          $  24,816    $      --
                                                           =========    =========
  Conversion of related party notes and accrued
    interest to equity                                     $      --    $ 529,300
                                                           =========    =========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Vitrix, Inc. and subsidiary ("Vitrix" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six month period ended December 31, 2001, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

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

LONG-TERM DEBT:

On November 2, 2001 the Company obtained a $200,000 revolving line of credit at 10% interest with a significant shareholder. The Company is required to make monthly interest payments with the principal due in full on December 31, 2002. The line of credit is collateralized by all assets of the Company. The Company intends to use the line of credit to fund working capital needs.

SUBSEQUENT EVENT:

On February 8, 2002 the Company completed a private placement of $555,000 of common stock through the issuance of 2,775,000 shares of common stock. The proceeds consisted of a $60,000 conversion of debt, with the balance in the form of cash. The Company intends to use the funds to increase its sales and marketing presence and to fund operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

     REVENUES. Revenue for the six month period ended December 31, 2001 (the "reporting period"), declined 26% to $1,608,762, compared to revenue of $2,185,509 for the six month period ended December 31, 2000 (the "comparable period"). The Company believes this decline was principally the result of customers postponing planned purchases for the Company's solutions.

     GROSS PROFIT. Gross profit as a percentage of revenues remained relatively flat at 50% in the reporting period, compared to 51% in the comparable period. The Company was able to increase the gross profit on product sales by 4% over the comparable period but the increase was offset by a decrease in the gross profit percentage on services revenue. Gross profit on services revenue decreased as service revenue decreased 27% over the comparable period while cost of services revenue remained relatively flat as the costs consists primarily of fixed labor costs.

     EXPENSES. Total costs and expenses were $1,129,922, or 70% of revenues, in the reporting period, compared to $1,886,007, or 86% of revenues, in the comparable period. The decrease in costs and expenses in the current period is primarily due to decreased labor and overhead costs. Following the merger with Time America, Inc. on March 28, 2001 the Company was able to eliminate redundant expenses. Sales and marketing expenses were $425,295, or 26% of revenues, in the reporting period, compared to $660,577, or 30% of revenues, in the comparable period. Research and development expenses were $327,182, or 20% of revenues, in the reporting period, compared to $696,959, or 32% of revenues, in the comparable period. General and administrative expenses were $377,445, or 24% of revenues, in the reporting period, compared to $528,471, or 24% of revenues, in the comparable period.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

     REVENUES. Revenue for the three month period ended December 31, 2001 (the "reporting period"), declined 41% to $789,666, compared to revenue of $1,347,151 for the three month period ended December 31, 2000 (the "comparable period"). The Company believes this decline was principally the result of customers postponing planned purchases for the Company's solutions.

     GROSS PROFIT. Gross profit as a percentage of revenues decreased to 51% in the reporting period, compared to 53% in the comparable period. The Company was able to increase the gross profit on product sales by 4% over the comparable period but this increase was offset by a decrease in the gross profit percentage on services revenue. Gross profit on services revenue decreased as service revenue decreased 38% over the comparable period while cost of services revenue remained relatively flat as the costs consists primarily of fixed labor costs.

     EXPENSES. Total costs and expenses were $532,135, or 67% of revenues, in the reporting period, compared to $928,948, or 69% of revenues, in the comparable period. The decrease in costs and expenses in the current period is primarily due to decreased labor and overhead costs. Following the merger with Time America, Inc. on March 28, 2001 the Company was able to eliminate redundant expenses. Sales and marketing expenses were $202,834, or 26% of revenues, in the reporting period, compared to $326,268, or 24% of revenues, in the comparable period. Research and development expenses were $142,661, or 18% of revenues, in the reporting period, compared to $312,978, or 23% of revenues, in the comparable period. General and administrative expenses were $186,640, or 23% of revenues, in the reporting period, compared to $289,702, or 22% of revenues, in the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001 the Company had a working capital deficit of $226,869, compared to $25,553 at December 31, 2000. Cash and cash equivalents at those dates amounted to $166,224 and $145,054, respectively.

     OPERATIONS. Net cash used by operations decreased to $112,035 in the reporting period, compared to net cash used by operations of $782,301 in the comparable period. The net cash used in the current period was primarily attributable to the net loss and was partially offset by decreases in accounts receivable and inventory and in increase in accounts payable. The Company was able to reduce its net cash used by operations by $670,266 in the current period primarily due to the decrease in the net loss in the current period.

     INVESTMENT ACTIVITIES. For the reporting period, the Company used $28,977 to purchase property and equipment, compared to $16,878 of property and equipment purchases in the comparable period.

     FINANCING ACTIVITIES. Net cash provided by financing activities decreased to $129,650 in the reporting period, compared to $304,890 in the comparable period. The decrease was primarily due to the Company raising $132,943 through the exercise of common stock options and warrants in the comparable period.

     As of February 11, 2002, the Company believes that its current working capital, funds received from its February 2002 private placement, its line of credit agreement, and funds generated from operations are sufficient to fund the Company's operations for the next twelve months. The Company may, however, seek to obtain additional capital through a line of credit at a financial institution or through additional debt or equity offerings during this time period. The raising of additional capital in public markets will primarily be dependent upon prevailing market conditions and the demand for the Company's products and services. No assurance can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. The Company's independent certified public accountants have issued a going concern opinion on the financial statements of the Company for the fiscal year ended June 30, 2001.

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

     (b)  Reports on Form 8-K

               No reports were filed on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VITRIX, INC.


Dated: February 14, 2002                         By /s/ Craig J. Smith
                                                    ----------------------------
                                                    Craig J. Smith
                                                    Chief Financial Officer