Form 10QSB
period 2002-03-31
VITRIX INC /NV/
filed 2002-05-15
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ___________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 10, 2002, the issuer had outstanding 9,105,828 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           VITRIX, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,       JUNE 30,
                                                        2002            2001
                                                     -----------    -----------
                                                     (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                          $   441,871    $   177,586
  Accounts receivable - trade, net                       426,936        506,989
  Inventory                                              189,799        247,550
  Prepaid expenses and other current assets               38,685         42,871
                                                     -----------    -----------

    TOTAL CURRENT ASSETS                               1,097,291        974,996

PROPERTY AND EQUIPMENT, NET                              161,527        164,622
                                                     -----------    -----------

    TOTAL ASSETS                                     $ 1,258,818    $ 1,139,618
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                  $   171,062    $   340,577
  Accounts payable                                       376,308        431,938
  Accrued liabilities                                    182,985        201,403
  Deferred revenue                                       205,192        157,249
                                                     -----------    -----------

    TOTAL CURRENT LIABILITIES                            935,547      1,131,167

LONG-TERM DEBT, LESS CURRENT PORTION                     750,902        487,865
                                                     -----------    -----------

    TOTAL LIABILITIES                                  1,686,449      1,619,032
                                                     -----------    -----------

COMMITMENTS:                                                  --             --

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.005 par value, 50,000,000 shares
    authorized, 9,105,828 and 6,295,828 shares
    issued and outstanding                                45,529         31,479
  Contributed capital                                  6,052,120      5,503,970
  Accumulated deficit                                 (6,525,280)    (6,014,863)
                                                     -----------    -----------

    TOTAL STOCKHOLDERS' EQUITY                          (427,631)      (479,414)
                                                     -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 1,258,818    $ 1,139,618
                                                     ===========    ===========

                  The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     MARCH 31,                    MARCH 31,
                                            --------------------------    --------------------------
                                                2002           2001           2002           2001
                                            -----------    -----------    -----------    -----------
Revenues:
   Product sales                            $   600,803    $   869,802    $ 1,904,758    $ 2,635,827
   Services revenue                             156,622        167,841        461,429        587,325
                                            -----------    -----------    -----------    -----------

     TOTAL REVENUES                             757,425      1,037,643      2,366,187      3,223,152
                                            -----------    -----------    -----------    -----------
COST OF REVENUES:
   Product                                      251,032        387,842        810,357      1,214,267
   Services                                     114,470        127,559        355,682        371,655
                                            -----------    -----------    -----------    -----------

     TOTAL COST OF REVENUES                     365,502        515,401      1,166,039      1,585,922
                                            -----------    -----------    -----------    -----------

GROSS PROFIT                                    391,923        522,242      1,200,148      1,637,230
                                            -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
   Sales and marketing                          188,714        222,506        614,009        883,083
   Research and development                     189,645        276,930        516,827        973,889
   General and administrative                   139,725        349,275        517,170        877,746
   Impairment of asset                               --         83,080             --         83,080
                                            -----------    -----------    -----------    -----------

     TOTAL COSTS AND EXPENSES                   518,084        931,791      1,648,006      2,817,798
                                            -----------    -----------    -----------    -----------

NET LOSS FROM OPERATIONS                       (126,161)      (409,549)      (447,858)    (1,180,568)
                                            -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE):
   Interest expense                             (21,068)       (20,712)       (67,598)       (52,717)
   Other                                            933        (47,660)         1,991        (55,691)
   Interest income                                1,102          1,669          3,048         11,903
                                            -----------    -----------    -----------    -----------
                                                (19,033)       (66,703)       (62,559)       (96,505)
                                            -----------    -----------    -----------    -----------

NET LOSS                                    $  (145,194)   $  (476,252)   $  (510,417)   $(1,277,073)
                                            ===========    ===========    ===========    ===========

BASIC LOSS PER SHARE                        $     (0.02)   $     (0.08)   $     (0.08)   $     (0.20)
                                            ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                         7,706,661      6,295,828      6,759,240      6,253,322
                                            ===========    ===========    ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 2001 AND
             THE NINE MONTH PERIOD ENDED MARCH 31, 2002 (Unaudited)


                                                          COMMON STOCK
                                                   --------------------------    CONTRIBUTED   ACCUMULATED
                                                      SHARES         AMOUNT        CAPITAL        DEFICIT        TOTAL
                                                   -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2000                            33,656,132    $   168,281    $ 4,518,145   $(4,449,353)   $   237,073
Exercise of stock options                               97,072            484         10,193            --         10,677
Exercise of warrants                                   873,850          4,370        117,896            --        122,266
Issuance of warrants for services                           --             --         21,000            --         21,000
Contribution of debt from a
  related party                                             --             --        695,080            --        695,080
1-for-10 reverse stock split                       (28,331,226)      (141,656)       141,656            --             --
Net loss                                                    --             --             --    (1,565,510)    (1,565,510)
                                                   -----------    -----------    -----------   -----------    -----------

Balance at June 30, 2001                             6,295,828         31,479      5,503,970    (6,014,863)      (479,414)
Sale of common stock                                 2,475,000         12,375        482,625            --        495,000
Conversion of debt from a                              300,000          1,500         58,500            --         60,000
  related party
Issuance of common stock for services                   35,000            175          7,025            --          7,200
Net loss                                                    --             --             --      (510,417)      (510,417)
                                                   -----------    -----------    -----------   -----------    -----------
Balance at March 31, 2002                            9,105,828    $    45,529    $ 6,052,120   $(6,525,280)   $  (427,631)
                                                   ===========    ===========    ===========   ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                             MARCH 31,
                                                                    --------------------------
                                                                        2002           2001
                                                                    -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents:
 Cash flows from operating activities:
 Net Loss                                                           $  (510,417)   $(1,277,073)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation                                                          61,699         69,276
   Common stock and stock options issued for services                     7,200         21,000
   Loss on disposal of fixed assets                                          --         62,739
   Impairment of asset                                                       --         83,080
   Contribution of related party accounts payable                            --        165,780
 Changes in Assets and Liabilities:
   Accounts receivable-trade                                             80,053       (141,985)
   Inventory                                                             57,751          5,588
   Prepaid expenses and other current assets                              4,186         24,638
   Accounts payable                                                     (55,630)       225,871
   Accounts payable - related party                                          --       (114,330)
   Accrued liabilities                                                  (18,418)        (5,717)
   Deferred revenue                                                      47,943        (18,216)
                                                                    -----------    -----------
     NET CASH USED BY OPERATING ACTIVITIES                             (325,633)      (899,349)
                                                                    -----------    -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash received from sale of fixed assets                                   --          2,810
   Purchase of property and equipment                                   (33,788)       (42,712)
                                                                    -----------    -----------
     NET CASH USED BY INVESTING ACTIVITIES                              (33,788)       (39,902)
                                                                    -----------    -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of capital leases                                          (20,309)       (20,494)
   Proceeds from debt                                                   560,000        429,991
   Proceeds from issuance of common stock                               495,000             --
   Repayment of debt                                                   (410,985)      (188,055)
   Proceeds from exercise of stock options and warrants                      --        132,943
                                                                    -----------    -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                          623,706        354,385
                                                                    -----------    -----------

Net change in cash and cash equivalents                                 264,285       (584,866)

Cash and cash equivalents at beginning of period                        177,586        636,932
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $   441,871    $    52,066
                                                                    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                     $    71,852    $    52,717
                                                                    ===========    ===========
  Income taxes paid                                                 $        --    $        --
                                                                    ===========    ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Assets aquired by entering into capital leases                    $    24,816    $        --
                                                                    ===========    ===========
  Conversion of related party notes and accrued
   interest to equity                                               $    60,000    $   529,300
                                                                    ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Vitrix, Inc. and subsidiary ("Vitrix" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine month period ended March 31, 2002, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

     REVENUES. Revenue for the nine month period ended March 31, 2002 (the "reporting period"), declined 27% to $2,366,187, compared to revenue of $3,223,152 for the nine month period ended March 31, 2001 (the "comparable period"). The Company believes this decline was principally the result of customers postponing planned purchases for the Company's solutions.

     GROSS PROFIT. Gross profit as a percentage of revenues remained flat at 51% in both the reporting and comparable period. The Company was able to increase the gross profit on product sales by 4% over the comparable period but the increase was offset by a decrease in the gross profit percentage on services revenue. Gross profit on services revenue decreased as service revenue decreased 21% over the comparable period while cost of services revenue remained relatively flat as the costs consist primarily of fixed labor costs.

     EXPENSES. Total costs and expenses were $1,648,006, or 70% of revenues, in the reporting period, compared to $2,817,798, or 87% of revenues, in the comparable period. The decrease in costs and expenses in the current period is primarily due to decreased labor and overhead costs. Following the merger with Time America, Inc. on March 28, 2001 the Company was able to eliminate redundant expenses. Sales and marketing expenses were $614,009, or 26% of revenues, in the reporting period, compared to $883,083, or 27% of revenues, in the comparable period. Research and development expenses were $516,827, or 22% of revenues, in the reporting period, compared to $973,889, or 30% of revenues, in the comparable period. General and administrative expenses were $517,170, or 22% of revenues, in the reporting period, compared to $877,746, or 27% of revenues, in the comparable period.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

     REVENUES. Revenue for the three month period ended March 31, 2002 (the "reporting period"), declined 27% to $757,425, compared to revenue of $1,037,643 for the three month period ended March 31, 2001 (the "comparable period"). The Company believes this decline was principally the result of customers postponing planned purchases for the Company's solutions.

     GROSS PROFIT. Gross profit as a percentage of revenues increased to 52% in the reporting period, compared to 50% in the comparable period. The Company was able to increase the gross profit on product sales by 3% over the comparable period and increase the gross profit on services revenue 3% over the comparable period.

     EXPENSES. Total costs and expenses were $518,084, or 68% of revenues, in the reporting period, compared to $931,791, or 90% of revenues, in the comparable period. The decrease in costs and expenses in the current period is primarily due to decreased labor and overhead costs. Following the merger with Time America, Inc. on March 28, 2001 the Company was able to eliminate redundant expenses. Sales and marketing expenses were $188,714, or 25% of revenues, in the reporting period, compared to $222,506, or 21% of revenues, in the comparable period. Research and development expenses were $189,645, or 25% of revenues, in the reporting period, compared to $276,930, or 27% of revenues, in the comparable period. General and administrative expenses were $139,725, or 18% of revenues, in the reporting period, compared to $349,275, or 34% of revenues, in the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002 the Company had working capital of $161,744, compared to $10,259 at March 31, 2001. Cash and cash equivalents at those dates amounted to $441,871 and $52,066, respectively.

     OPERATIONS. Net cash used by operations decreased to $325,633 in the reporting period, compared to net cash used by operations of $899,349 in the comparable period. The net cash used in the current period was primarily attributable to the net loss and a decrease in accounts payable and was partially offset by decreases in accounts receivable and inventory and an increase in deferred revenue. The Company was able to reduce its net cash used by operations by $573,716 in the current period primarily due to the decrease in the net loss in the current period.

     INVESTMENT ACTIVITIES. For the reporting period, the Company used $33,788 to purchase property and equipment, compared to $39,902 of property and equipment purchases in the comparable period.

     FINANCING ACTIVITIES. Net cash provided by financing activities increased to $623,706 in the reporting period, compared to $354,385 in the comparable period. The $269,321 increase was primarily due to the Company raising of $495,000 through the issuance of common stock in the reporting period.

     As of May 10, 2002, the Company believes that its current working capital, its line of credit agreement, and its funds generated from operations are sufficient to fund the Company's operations for the next twelve months. The Company may, however, seek to obtain additional capital through a line of credit at a financial institution or through additional debt or equity offerings during this time period. The raising of additional capital in public markets will primarily be dependent upon prevailing market conditions and the demand for the Company's products and services. No assurance can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. The Company's independent certified public accountants have issued a going concern opinion on the financial statements of the Company for the fiscal year ended June 30, 2001.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 8, 2002 the Company completed a private placement of $555,000 in shares of the Company's common stock. A total of 2,775,000 shares of common stock were issued at a purchase price of $0.20 per share. Proceeds from the private placement included conversion of $60,000 of indebtedness and cash. The funds received from the private placement will be used to increase the Company's sales and marketing presence and for working capital purposes. The common stock issued in the private placement was issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  No exhibits are filed herewith pursuant to Regulation S-B.

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VITRIX, INC.


Dated: May 14, 2002                     By  /s/ Craig J. Smith
                                            ------------------------------------
                                            Craig J. Smith
                                            Chief Financial Officer
                                            (Principal Accounting Officer)