Form 10KSB
period 2002-06-30
VITRIX INC /NV/
filed 2002-09-27
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended June 30, 2002

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

                                 (480) 296-0400
                           (Issuer's telephone number)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended June 30, 2002 were $3,285,315.

     The aggregate market value of the voting stock (based on the closing price on that date) held by non-affiliates of the Registrant as of September 25, 2002 was approximately $650,000.

     At September 20, 2002, the issuer had outstanding 9,105,828 shares of Common Stock, par value $.005 per share. Transitional Small Business Disclosure
Format: Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Vitrix, Inc., a Nevada corporation (the "Company" or "Vitrix"), through its wholly owned subsidiary, Time America, Inc. (formerly known as Vitrix Incorporated), an Arizona corporation ("Time America"), designs, develops, manufactures and markets a line of time and labor management hardware and software products. Our products are designed to improve productivity by automating time and attendance, workforce scheduling and management of labor resources. We target our product solutions at small to mid-sized companies of up to 2,000 employees, and the solutions are offered in a client/server application, PC-based application or in a 100% Web-based application service provider ("ASP") model.

     Set forth below is timeline and overview of the Company's history:

     * June 6, 1988 --- Richard Barrie Fragrances, Inc., a Nevada corporation, was formed on this date for the purpose of developing, manufacturing and marketing fragrances, cosmetics, skin treatment and personal care products sold primarily through department and specialty stores and drugstores.

     * June 30, 1996 --- Richard Barrie Fragrances sells substantially all of its properties and rights to Parlux Fragrances, Inc. (the "Asset Sale"). During the period from the Asset Sale to April 1999, our operations were limited to conducting administrative activities and discussions with third parties regarding possible business combinations.

     * July 1, 1996 --- Following the Asset Sale, Richard Barrie Fragrances changes its name to FBR Capital Corporation.

     * April 15, 1999 --- FBR Capital Corporation acquires the outstanding capital stock of Vitrix Incorporated (a privately held Arizona corporation formed on April 26, 1996) pursuant to the terms of an Exchange Agreement, dated as of such date, by and among FBR Capital Corporation, Vitrix Incorporated and certain of the Vitrix Incorporated shareholders. Vitrix Incorporated becomes a majority owned subsidiary of FBR Capital Corporation as a result of this transaction. FBR Capital Corporation issued an aggregate of 8,592,826 shares of common stock and 10,000,000 shares of preferred stock in consideration for the purchase of Vitrix Incorporated. This transaction resulted in the shareholders of Vitrix Incorporated acquiring approximately 80% of the outstanding shares of common stock of FBR Capital Corporation (assuming conversion of the preferred stock into common stock and excluding outstanding options and warrants). The existing shareholders of FBR Capital Corporation held the remaining 20% of its outstanding common stock. This transaction was accounted for as a recapitalization of Vitrix Incorporated and the purchase of FBR Capital Corporation by Vitrix Incorporated, since Vitrix Incorporated became the controlling company after the transaction.

     * October 7, 1999 --- On this date we changed our name from FBR Capital Corporation to Vitrix, Inc. in order to associate the name of the parent corporation to our operating subsidiary Vitrix Incorporated.

     * March 28, 2001 --- Vitrix, Inc. acquires Time America in a merger transaction whereby Time America is merged into our wholly-owned subsidiary, Vitrix Incorporated. This transaction was accounted for as a pooling of interests. As a condition to the merger, we sought and obtained the approval of our shareholders to effect a 1-for-10 reverse stock split, which occurred on April 5, 2001. We issued 3,147,914 shares of Vitrix, Inc. common stock (on a post reverse stock split basis) as consideration in the merger, which represented approximately 50% of Vitrix Inc.'s then issued and outstanding capital stock.

     * April 17, 2001 --- We changed the name of our wholly-owned subsidiary from Vitrix Incorporated to Time America, Inc. in order to capitalize on Time America's name recognition gained through its 13 years of doing business in the time and attendance industry.

     Vitrix, Inc. is a holding corporation. Our operations are conducted through our wholly-owned subsidiary, Time America. Unless the context indicates otherwise, references to the Company in this report shall include both Vitrix and Time America.

     The accompanying financial statements of Vitrix, Inc. for the fiscal year ended June 30, 2001, are based on the assumption that the companies were combined for the full fiscal year.

PRODUCTS AND SERVICES

     We design, develop, manufacture and market a line of time and labor management hardware and software products targeting small, mid-sized, and enterprise level companies. Our solutions are offered in a client/server application, PC-based, or in a 100% Web-based ASP model. Our products are internally developed, proprietary software applications that maintain and automate the process of collecting time sheet information, provide automated interfaces to most popular payroll software solutions and enable users to generate a variety of reports that help track and analyze how employees spend their time. Our products also automatically accrue vacation, sick and personal time, and effectively replace the traditional punch clock with a fully automated system designed to improve workforce productivity and provide significant savings to its users. Our current products include:

LABOR MANAGEMENT SOLUTIONS

CLIENT/SERVER APPLICATION
--------------------------------------------------------------------------------

HOURTRACK

     Our HourTrack product is a powerful workforce management solution that combines "client/server" software with a wide range of data collection devices to automate the process of tracking, managing, auditing, and reporting the many aspects of employee time and attendance. By replacing traditional punch clocks and paper time sheets with a fully automated system, we believe HourTrack enables companies of all sizes to produce substantial savings. The primary features of HourTrack include:

          * TIME AND ATTENDANCE - HourTrack's open architecture is easily customized to conform to an organization's unique set of payroll policies and concerns.

          * LEAVE MANAGEMENT - Leave records for vacation, sick and personal time are maintained by HourTrack. It also tracks hours that are specific to a certain organization (i.e. PTO, jury duty, training, etc.), and automates benefit accruals by using a company's policies to calculate how much benefit time an employee has earned.

          * JOB AND TASK TRACKING - In addition to tracking total time spent on the job, HourTrack enables employers to track the time employees spend on specific jobs and tasks. This powerful reporting feature assists companies with job costing, analysis and billing.

          * WORKFORCE SCHEDULING - HourTrack's scheduling features help manage payroll costs and productivity concerns by minimizing the likelihood of expensive overstaffing and the negative effects of understaffing. Schedule creation is performed with the assistance of a unique visual interface, allowing administrators to view employee's schedules in a convenient calendar format.

          * STRATEGIC REPORTING - HourTrack also features over 60 standard reports. These reports allow users to transform raw data into helpful information that allows managers and executives to gain valuable insight and more effectively manage their organizations. Reports can also be used to share information such as time tracking, benefit usage, job costing, human resource functionality and employee scheduling with third-party applications and/or service bureaus.

PC-BASED PRODUCTS
--------------------------------------------------------------------------------

TA50 PRO

     TA50 PRO is a simple to use yet powerful time and attendance solution designed for companies with fewer than 200 employees. TA50 PRO enables companies to automate their timekeeping and attendance tracking with built-in setup wizards and simplified daily operations. The main features of TA50 PRO include:

          * EASE OF USE - TA50 PRO is a user-friendly menu-driven solution that uses color-coded screens to simplify its use. All processes are clearly marked and follow a common operating theme throughout.

          * TIME AND ATTENDANCE - TA50 PRO's tools relieve payroll staff of time consuming, stressful procedures such as manual review and calculation of time cards by automating the calculation of employee time and wages.

          * WORKFORCE SCHEDULING - TA50 PRO's scheduling features help manage payroll costs and productivity concerns by minimizing the likelihood of expensive overstaffing and the negative effects of understaffing.

          * STRATEGIC REPORTING - TA50 PRO includes over 80 standard reports. This reporting feature, which is also included in the Company's TA100 PRO and Genesis PRO products, allows users to transform raw data into helpful information that allows managers and executives to gain valuable insight and more effectively manage their organizations.

TA50XL

     TA50XL is a simple to use time and attendance solution that includes the software features of TA50 PRO and an XL data terminal and accessories in a cost effective package.

TA100 PRO

     The TA100 PRO time and attendance solution, designed for companies with fewer than 500 employees, automatically calculates employee time and wages using a client's specific payroll policies. An optional feature of the TA100 PRO solution includes a Bell Control Module that allows a client to define bell-ringing schedules and prompt terminals to activate a user supplied bell, alarm, or other audible signaling device. The main features of TA100 PRO include:

          * TIME AND ATTENDANCE - TA100 PRO is easily customized to conform to an organization's unique set of payroll policies and concerns.

          * POLICY MANAGEMENT - Rounding rules can be setup around start/stop times or the actual punch time to avoid overpaying employees. Overtime can be paid on a weekly, bi-weekly, or semi-monthly basis.

          * WORKFORCE SCHEDULING - This feature has the same functionality as the Company's TA50 PRO and Genesis PRO products.

          * STRATEGIC REPORTING - TA100 PRO includes over 100 standard reports. Reports can also be used to share information such as time tracking, benefit usage, job costing, human resource functionality and employee scheduling with third-party applications and/or service bureaus.

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

          * JOB AND TASK TRACKING - In addition to tracking total time spent on the job, Genesis PRO enables employers to track the time employees spend on specific jobs and tasks. Powerful reporting features assist with job costing, analysis and billing.

          * WORKFORCE SCHEDULING - This feature has the same functionality as the Company's TA50 PRO and TA100 PRO products.

          * STRATEGIC REPORTING - Genesis PRO includes over 140 standard reports. The reports can be used to share information such as time tracking, benefit usage, job costing, human resource functionality and employee scheduling with third-party applications and/or service bureaus.

100% WEB-BASED ASP PRODUCT
--------------------------------------------------------------------------------

NETTIME

     NETtime is a 100% Web-based service  deliverable to clients through the ASP
model.  It  delivers  the   functionality   of  HourTrack,   its   client/server
predecessor,  through Web distribution.  The main features of NETtime include:

          * HOURTRACK STRUCTURE - By building on top of the HourTrack engine, NETtime has all of the functionality of HourTrack. NETtime was introduced with a robust feature-set in the areas of time and attendance, leave management, job and task tracking, employee scheduling and data analysis.

          * CUSTOMIZATION - NETtime allows for customization and flexibility. Administrators and employees determine exactly which data NETtime will display for them, allowing clients to work at optimum efficiency in the NETtime environment. Additionally, NETtime will work in the manner required by clients. For example, clients with a mobile workforce have the ability to access the NETtime pages using any Web-enabled cellular phone.

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

          * TELEPUNCH - The TelePunch solution allows employees to clock in and out for the day, for jobs, or for departments using any touch-tone telephone. Clients who purchase this solution receive a pre-configured, telephony server from Vitrix. This server runs Vitrix's software, and allows callers to interact with HourTrack from a remote location.

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

          * WEB BROWSER - NETtime allows clients to access the service through a standard Web browser. The full range of actions (clocking in and out, transferring jobs and departments, etc.) and information (hours worked, schedules, status board, etc.) are available.

          * WEB-ENABLED CELL PHONE - A streamlined version of NETtime is available to clients accessing the service through a text-only browser, such as those operating on cell phones. Essential services such as clocking in and out are available.

          * TCP/IP-ENABLED HARDWARE - Customers may utilize TCP/IP-enabled hardware devices, such as badge readers, to collect clock in and out data from their employees.

          * WIRELESS ENABLED HARDWARE - Allows clients to connect their time clocks to the host system without the hassle of wiring. The wireless units are small, reliable and easy to integrate into any existing system.

SERVICES AND SUPPORT

     We maintain a professional service and technical support organization, which provides a suite of maintenance and professional services. These services are designed to support Vitrix customers throughout the life cycle of our products. The professional services include implementation, training, technical and business technical consulting. Maintenance service options are delivered through our centralized support operation or through local service personnel. Our educational services offer a full range of curriculums, which are delivered through local training at our Tempe, Arizona headquarters or via computer-based training courses. When necessary, we also may provide software customization services to meet any unique customer requirements.

MARKETING AND SALES

     We market and sell our products to small and mid-sized companies in markets in the United States and foreign countries through our Business Alliance and Reseller Program, as well as directly to end users. Our Business Alliance Program is a program that allows organizations to align with the Company through the use of private label, OEM, or referral programs. Our Reseller Program is a network of value added resellers which market our products along with the resellers complementary product offerings. End users include companies in the manufacturing and service industries, and in the public and private sectors. We believe the market for time and labor management products consists of the following three (3) business segments:

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

MANUFACTURING AND SOURCES OF SUPPLY

     The duplication of Vitrix software is performed internally. The printing of documentation is primarily outsourced to suppliers. Although most of the parts and components included within our products are available from multiple suppliers, certain parts and components are purchased from single suppliers. We have chosen to source these items from single suppliers because we believe that the supplier chosen is able to consistently provide us with the highest quality product at a competitive price on a timely basis. While to date we have been able to obtain adequate supplies of these parts and components, the inability to transition to alternate supply sources on a timely basis if required in the future, could result in delays or reductions in product shipments, which could have a material adverse effect on our business and operating results.

PRODUCT DEVELOPMENT

     Our product development efforts are focused on enhancing and increasing the performance of our existing products and developing new products. During fiscal 2002 and 2001, research and development expenses were $691,426 and $1,159,666, respectively. The decrease in development expenses in the current period is primarily due to decreased labor costs. Following the merger with Time America, Inc. on March 28, 2001 the Company was able to eliminate redundant expenses and lower the overall headcount. The Company intends to continue to commit resources to enhance and extend our product lines and develop interfaces to third party products. Although we are continually seeking to further enhance our product offerings and to develop new products, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that our competitors will not develop and market products that are superior to our products or achieve greater market acceptance. We also depend upon the reliability and viability of a variety of software development tools owned by third parties to develop our products. If these tools prove inadequate or are not properly supported, our ability to release competitive products in a timely manner could be adversely impacted.

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

COMPETITION

     We provide time and attendance, data collection and labor management solutions that enable businesses to optimize their labor resources. The labor management industry is highly competitive. Competition is increasing as businesses in related industries, such as human resources management, payroll processing and enterprise resource planning ("ERP") enter the time and attendance market. Advances in software development tools have accelerated the software development process and, therefore, enable competitors to penetrate our markets more readily. Although we believe we have certain technological and other advantages over our current competitors, maintaining those advantages will require continued investment by the Company in research and development and marketing and sales initiatives. There can be no assurance that we will have sufficient resources to make such investments or to achieve the technological advances necessary to maintain our competitive advantages. Increased competition could adversely affect our operating results through price reductions and/or loss of market share.

     We compete primarily on the basis of price/performance, quality, reliability and customer service. In the time and attendance market, we compete against firms that sell automated time and attendance products to many industries, against firms that focus on specific industries, and against firms selling related products, such as payroll processing, human resources management, or ERP systems. Our major competitor, Kronos Corporation is substantially larger and has access to significantly greater financial resources than the Company. Competitive market conditions could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

     As of June 30, 2002, we employed thirty-five individuals. None of our employees are represented by a union or other collective bargaining agreement, and we consider our relations with our employees to be good. We have encountered intense competition for experienced technical personnel for product development, technical support and sales and expect such competition to continue in the future. Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect our ability to produce, support and sell products in a timely manner.

ITEM 2. PROPERTIES.

     We lease approximately 6,800 square feet in Tempe, Arizona under a lease agreement, which commenced in November 1999. Our rental expense for this facility in fiscal 2002 was approximately $190,000. We consider our present facilities to be adequate for our current requirements and that additional space will be available as needed in the future.

ITEM 3. LEGAL PROCEEDINGS.

     We are from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, we were not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting was held on June 18, 2002. Shareholders voted on the election of the Company's Board of Directors and to ratify the appointment of Semple and Cooper L.L.P. as the independent certified public accountants of the Company for the fiscal year ending June 30, 2002. The voting results of each of these proposals is set forth below.

                                                            Voted
                                   Eligible    Voted For   Against   Abstentions
                                   ---------   ---------   -------   -----------
1 - Election of Directors:

    Todd P. Belfer                 9,070,828   6,757,439    14,418        --
    Lise L. Lambert                9,070,828   6,757,439    14,418        --
    Robert W. Zimmerman            9,070,828   6,757,439    14,418        --
    Thomas S. Bednarik             9,070,828   6,757,439    14,418        --

2 - Appointment of auditors        9,070,828   6,759,392    11,900       565

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the NASD's over-the-counter market on the electronic bulletin board (the "OTC Bulletin Board") under the symbol "VRXI.OB". The quoted prices reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

     Set forth below are the high and low sales prices of the Common Stock for the periods indicated as reported by the OTC Bulletin Board:

                                   FISCAL 2002

         PERIOD                                   HIGH                 LOW
         ------                                   -----               -----
     First quarter                                $0.35               $0.20
     Second quarter                                0.22                0.10
     Third quarter                                 0.37                0.17
     Fourth quarter                                0.40                0.16

                                   FISCAL 2001

         PERIOD                                   HIGH                 LOW
         ------                                   -----               -----
     First quarter                                $0.66               $0.28
     Second quarter                                0.50                0.08
     Third quarter                                 0.16                0.06
     Fourth quarter                                0.48                0.06

     Effective prior to the opening of the market for trading on April 5, 2001, the Company effected a 1-for-10 reverse split of its Common Stock

     As of September 25, 2002, there were approximately 260 holders of record of the Company's Common Stock

     The Company has never paid any cash dividends and the present policy of the Company is to retain earnings for use in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The following selected financial information is derived from the Company's historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein.

     On March 28, 2001, the Company completed a merger with Time America, which was accounted for as a pooling of interests. Pursuant to the terms of the Merger Agreement, Time America merged with and into the Company's wholly-owned subsidiary, Vitrix Incorporated, with Vitrix Incorporated continuing as the surviving corporation. The accompanying consolidated financial statements of Vitrix, Inc. for the fiscal year ended June 30, 2001, are based on the assumption that the companies were combined for the full fiscal year.

                         SELECTED FINANCIAL INFORMATION

                                                        Years Ended June 30,
                                                     ---------------------------
                                                        2002            2001
                                                     -----------     -----------
Total Revenues                                       $ 3,285,315     $ 4,077,736
Costs of Revenues                                      1,557,736       2,069,740
Gross Profit                                           1,727,579       2,007,996
Sales and Marketing Expense                              903,112       1,060,316
Research and Development Expense                         691,426       1,159,666
General and Administrative Expense                       741,820       1,168,276
Net Loss                                                 655,852       1,565,510
Basic Loss per Share                                        0.09            0.25

COMPARISON OF THE FISCAL YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001

     REVENUES. Revenue for the fiscal year ended June 30, 2002 (the "reporting period"), decreased 19% to $3,285,315, compared to revenue of $4,077,736 for the fiscal year ended June 30, 2001 (the "comparable period"). The decrease was principally the result of customers post-poning planned purchases for the Company's products due to the general economic slowdown, which resulted in a decrease in sales volume.

     PRODUCT SALES. Product sales for the reporting period decreased 21% to $2,650,310 in the reporting period, compared to product sales of $3,348,185 in the comparable period. The decline in product revenue was principally the result of customers post-poning planned purchases.

     SERVICE REVENUE. Service revenue for the reporting period decreased 13% to $635,005 in the reporting period, compared to service revenue of $729,551 in the comparable period. The decrease was principally the result of the decrease in product sales as services are generally sold in conjunction with product sales.

     GROSS PROFIT. Gross profit as a percentage of revenues was 53% in the reporting period and 49% in the comparable period. Gross profit on product sales in the reporting period was 59% compared to 54% in the comparable period. The increase in gross profit percentage was primarily attributable to a change in the mix of product sold. The Company's product revenue in the reporting period was derived from sales of systems in which software, which yields higher gross profit, represented a higher proportion of product revenues than in the comparable period. Gross profit on service revenues was 28% in the reporting period compared to 26% in the comparable period. The increase was primarily due to a decrease in service labor costs in the current period, which allowed for the services to be provided in a more cost efficient manner.

     EXPENSES. Total costs and expenses were $2,336,358, or 71% of revenues, in the reporting period, compared to $3,471,338, or 85% of revenues, in the comparable period. The decrease in costs and expenses in the current period is primarily due to decreased labor and overhead costs. Following the merger with Time America on March 28, 2001 the Company successfully eliminated redundant expenses. Sales and marketing expenses were $903,112, or 27% of revenues, in the reporting period, compared to $1,060,316, or 26% of revenues, in the comparable period. Research and development expenses were $691,426, or 21% of revenues, in the reporting period, compared to $1,159,666, or 28% of revenues, in the comparable period. General and administrative expenses were $741,820, or 23% of revenues, in the reporting period, compared to $1,168,276, or 29% of revenues, in the comparable period.

     Other income (expense) was $(81,141) in the reporting period and $(102,168) in the comparable period. The decrease in expense is due to a loss in disposal of assets in the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company had working capital of $17,505, as compared to a deficit of $156,171 at June 30, 2001. Cash and cash equivalents at those dates amounted to $195,249 and $177,586, respectively.

     OPERATIONS. Net cash used by operations decreased to $537,414 in the reporting period, compared to net cash used by operations of $1,078,195 in the comparable period. The net cash used in the current period was primarily attributable to the net loss, a decrease in accounts payable, and an increase in accounts receivable, and was partially offset by a decrease in inventory and an increase in deferred revenue. The Company was able to reduce its net cash used by operations by $540,781 in the current period primarily due to the decrease in the net loss in the current period.

     INVESTMENT ACTIVITIES. The Company used $33,788 and $46,993, to purchase property and equipment in the report period and comparable period, respectively.

     FINANCING ACTIVITIES. During the reporting period, the Company received net proceeds from long-term debt in the approximate amount of $120,000 and approximately $495,000 from the sale of common stock. During the comparable period, the Company received net proceeds from long-term debt of approximately $560,000 and approximately $133,000 from the exercise of common stock options and warrants.

     At August 31, 2002, the Company anticipates its working capital, funds generated from operations, and extended and expanded available credit (as discussed below in "Recent Developments") are sufficient to fund the Company's operations for the next twelve months. The Company may, however, seek to obtain additional capital through a line of credit at a financial institution or through additional debt or equity offerings during this time period. The raising of additional capital in public markets will primarily be dependent upon prevailing market conditions and the demand for the Company's products and services. No assurance can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms.

RECENT DEVELOPMENTS

On September 24, 2002, the Company entered into a $200,000 revolving line of credit agreement with a shareholder that expires on December 31, 2003. Outstanding borrowings on the line on credit bear interest at 10%. Interest only payments are due monthly and the line of credit is collateralized by all assets of the Company. On September 24, 2002 the Company was also able to extend the termination date of its existing $200,000 line of credit agreement with a shareholder from December 31, 2002 to December 31, 2003. With the new revolving line of credit agreement and the extension of its existing revolving line of credit, the Company has a $400,000 borrowing capacity through December 31, 2003. As of September 24, 2002 there were no amounts outstanding on either revolving line of credit agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001 the Financial Accounting Standards Board ("FASB") adopted Opinion No. 141, Business Combinations, and Opinion No. 142, Goodwill and Other Intangibles. The pronouncements provide for the cessation of the pooling method of accounting for business combinations as well as providing that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The effective dates for FASB Nos. 141 and 142 are July 1, 2001 and for fiscal years beginning after December 15, 2001, respectively.

     The FASB has adopted Opinion No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002.

     Statement of Financial Accounting Standards ("SFAS") 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

     SFAS No. 145, Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections ("SFAS 145"), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively.

     SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     The adoption of SFAS 141 did not have a material effect on the Company's financial statements.

     The Company does not anticipate the adoption of SFAS 142, SFAS 143, SFAS 144, SFAS 145 and SFAS 146 will have a material effect on the Company's financial statements.

INFLATION AND SEASONALITY

     The Company does not believe that its operations are significantly impacted by inflation. The Company's business is not seasonal in nature.

FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-KSB contains certain forward-looking statements and information which we believe are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward looking statements contained herein can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts, are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. Examples of uncertainties that could cause such differences include, but are not limited to, the ability of the Company to attract and retain key personnel, especially highly skilled technology personnel, the ability of the Company to secure additional capital to finance its business plan, competition from other companies providing time and labor management hardware and software products, and the Company's reliance on technology and information and telecommunication systems. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

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

     Consolidated Statements of Cash Flows                                   F-5

     Notes to Consolidated Financial Statements                              F-6

                          INDEPENDENT AUDITORS' REPORT

To The Stockholders and Board of Directors of
Vitrix, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Vitrix, Inc. and subsidiary as of June 30, 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vitrix, Inc. and Subsidiary as of June 30, 2002, and the consolidated results of its operations, changes in stockholders' equity (deficit), and its cash flows for the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants            /s/ Semple & Cooper, LLP

Phoenix, Arizona
July 26, 2002

                           VITRIX, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Notes 1 and 2)                         $   195,249
  Accounts receivable - trade, net (Note 1)                             615,084
  Inventory (Note 1)                                                    174,697
  Prepaid expenses and other current assets                              47,708
                                                                    -----------

          TOTAL CURRENT ASSETS                                        1,032,738

PROPERTY AND EQUIPMENT, NET (NOTES 1 AND 3)                             142,984
                                                                    -----------

          TOTAL ASSETS                                              $ 1,175,722
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 4)                        $   134,068
  Accounts payable                                                      355,381
  Accrued liabilities                                                   214,641
  Deferred revenue (Note 1)                                             311,143
                                                                    -----------

          TOTAL CURRENT LIABILITIES                                   1,015,233

LONG-TERM DEBT, LESS CURRENT PORTION (NOTE 4)                           733,555
                                                                    -----------

          TOTAL LIABILITIES                                           1,748,788
                                                                    -----------

COMMITMENTS: (NOTE 6)                                                        --

STOCKHOLDERS' EQUITY (DEFICIT): (NOTE 7)
  Common stock, $.005 par value, 50,000,000 shares authorized,
    9,105,828 shares issued and outstanding                              45,529
  Contributed capital                                                 6,052,120
  Accumulated deficit                                                (6,670,715)
                                                                    -----------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (573,066)
                                                                    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $ 1,175,722
                                                                    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEARS ENDED JUNE 30,
                                                     --------------------------
                                                        2002           2001
                                                     -----------    -----------
Revenues:
  Product sales                                      $ 2,650,310    $ 3,348,185
  Services revenue                                       635,005        729,551
                                                     -----------    -----------

          TOTAL REVENUES                               3,285,315      4,077,736
                                                     -----------    -----------

COST OF REVENUES:
  Product                                              1,099,572      1,529,766
  Services                                               458,164        539,974
                                                     -----------    -----------

          TOTAL COST OF REVENUES                       1,557,736      2,069,740
                                                     -----------    -----------

GROSS PROFIT                                           1,727,579      2,007,996
                                                     -----------    -----------

COSTS AND EXPENSES:
  Sales and marketing                                    903,112      1,060,316
  Research and development                               691,426      1,159,666
  General and administrative                             741,820      1,168,276
  Impairment of asset (Note 3)                                --         83,080
                                                     -----------    -----------

          TOTAL COSTS AND EXPENSES                     2,336,358      3,471,338
                                                     -----------    -----------

NET LOSS FROM OPERATIONS                                (608,779)    (1,463,342)
                                                     -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                                       (87,324)       (79,598)
  Loss on disposal of fixed assets                            --        (62,107)
  Other                                                    1,993         26,577
  Interest income                                          4,190         12,960
                                                     -----------    -----------

                                                         (81,141)      (102,168)
                                                     -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                        (689,920)    (1,565,510)

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT       34,068             --
                                                     -----------    -----------

NET LOSS                                             $  (655,852)   $(1,565,510)
                                                     ===========    ===========

BASIC AND DILUTED LOSS PER SHARE (NOTE 1)            $     (0.09)   $     (0.25)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          7,344,280      6,263,920
                                                     ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                    COMMON STOCK
                                            ----------------------------    CONTRIBUTED    ACCUMULATED
                                               SHARES          AMOUNT         CAPITAL        DEFICIT          TOTAL
                                            ------------    ------------    ------------   ------------    ------------
Balance at June 30, 2000                      33,656,132    $    168,281    $  4,518,145   $ (4,449,353)   $    237,073
Exercise of stock options                         97,072             484          10,193             --          10,677
Exercise of warrants                             873,850           4,370         117,896             --         122,266
Issuance of warrants for services                     --              --          21,000             --          21,000
Contribution of debt from a related party             --              --         695,080             --         695,080
1-for-10 reverse stock split                 (28,331,226)       (141,656)        141,656             --              --
Net loss                                              --              --              --     (1,565,510)     (1,565,510)
                                            ------------    ------------    ------------   ------------    ------------
Balance at June 30, 2001                       6,295,828    $     31,479    $  5,503,970   $ (6,014,863)   $   (479,414)

Sale of common stock                           2,475,000          12,375         482,625             --         495,000
Conversion of debt from a related party          300,000           1,500          58,500             --          60,000
Issuance of common stock for services             35,000             175           7,025             --           7,200
Net loss                                              --              --              --       (655,852)       (655,852)
                                            ------------    ------------    ------------   ------------    ------------
Balance at June 30, 2002                       9,105,828    $     45,529    $  6,052,120   $ (6,670,715)   $   (573,066)
                                            ============    ============    ============   ============    ============

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED JUNE 30,
                                                                 ----------------------------
                                                                     2002            2001
                                                                 ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents:
  Cash flows from operating activities:
  Net Loss                                                         $   (655,852)   $ (1,565,510)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation                                                         80,242          91,653
    Common stock, stock options and warrants issued for services          7,200          21,000
    Loss on disposal of assets                                               --          62,107
    Impairment of asset                                                      --          83,080
    Contribution of related party accounts payable                           --         165,780
    Gain on extinguishment of debt                                      (34,068)             --
  Changes in Assets and Liabilities:
    Accounts receivable-trade                                          (108,095)          9,015
    Inventory                                                            72,853          (5,990)
    Prepaid expenses and other current assets                            (4,837)         38,749
    Accounts payable                                                    (76,557)        117,226
    Accounts payable - related party                                         --        (131,483)
    Accrued liabilities                                                  27,806          54,970
    Deferred revenue                                                    153,894         (18,792)
                                                                   ------------    ------------
       NET CASH USED BY OPERATING ACTIVITIES                           (537,414)     (1,078,195)
                                                                   ------------    ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                  (33,788)        (46,993)
                                                                   ------------    ------------
       NET CASH USED BY INVESTING ACTIVITIES                            (33,788)        (46,993)
                                                                   ------------    ------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                        560,000       1,204,991
    Repayment of long-term debt                                        (438,512)       (645,000)
    Repayment of capital leases                                         (27,623)        (27,092)
    Proceeds from exercise of stock options and warrants                     --         132,943
    Proceeds from issuance of stock                                     495,000              --
                                                                   ------------    ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                        588,865         665,842
                                                                   ------------    ------------

  Net change in cash and cash equivalents                                17,663        (459,346)

  Cash and cash equivalents at beginning of year                        177,586         636,932
                                                                   ------------    ------------

  Cash and cash equivalents at end of year                         $    195,249    $    177,586
                                                                   ============    ============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                  $     91,642    $     71,306
                                                                   ============    ============
    Income taxes paid                                              $         --    $         --
                                                                   ============    ============
  NONCASH INVESTING AND FINANCING ACTIVITIES:
    Assets acquired by entering into capital leases                $     24,816    $         --
                                                                   ============    ============
    Conversion of related party notes and accrued
      interest to equity                                           $     60,000    $    529,300
                                                                   ============    ============
    Gain on extinguishment of debt - principal portion             $     19,500    $         --
                                                                   ============    ============

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

The accompanying financial statements of Vitrix, Inc. for the fiscal year ended June 30, 2001 are based on the assumption that the companies were combined for the full fiscal year.

There were no transactions between Time America, Inc. and the Company prior to combination, and certain reclassifications were made to the Time America, Inc. financial statements to conform to the Company's presentations. Summarized results of operations of the separate companies for the period July 1, 2000 through March 31, 2001, the effective date of the merger, are as follows:

                                                              TIME
                                         VITRIX, INC      AMERICA, INC.
                                         -----------      -------------
Revenues                                 $ 1,154,266       $ 2,068,886
                                         ===========       ===========

Net Loss                                 $(1,028,550)      $  (248,523)
                                         ===========       ===========

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

                           VITRIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                        AND USE OF ESTIMATES: (CONTINUED)
--------------------------------------------------------------------------------

CASH AND MAJOR SUPPLIER CONCENTRATIONS:

The Company maintains cash and cash equivalents at a financial institution. Deposits not to exceed $100,000 at the financial institution are insured by the Federal Deposit Insurance Corporation. At June 30, 2002, the Company had uninsured cash and cash equivalents of approximately $71,000.

For the year ended June 30, 2002, the Company had three (3) major suppliers representing approximately sixty-nine percent (69%) of cost of product revenues. At June 30, 2002, the amount due to these suppliers included in accounts payable was $142,928.

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

The Company is the lessee of computer equipment, with an original cost of approximately $77,000, under three (3) capital lease agreements expiring through September 2004. The assets and liabilities under the capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are being depreciated over their estimated productive lives. Depreciation of the assets under the capital lease agreements is included in depreciation expense as noted above.

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

LOSS PER SHARE:

Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares outstanding of common. Loss per share amounts have been restated to give retroactive effect to the 1-for-10 reverse stock split.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. At June 30, 2002 and 2001, options and warrants to purchase 1,445,187 and 1,231,420 (adjusted for reverse stock split) shares of the Company's common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive.

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

Statement of Financial Accounting Standards No. 145, Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections (SFAS 145), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively.

Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

The adoption of SFAS 141 did not have a material effect on the Company's financial statements.

The Company does not anticipate the adoption of SFAS 142, SFAS 143, SFAS 144, SFAS 145 and SFAS 146 will have a material effect on the Company's financial statements.

                           VITRIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 2
                          ACCOUNTS RECEIVABLE - TRADE:
--------------------------------------------------------------------------------

At June 30, 2002 accounts receivable - trade consists of:

     Accounts receivable - trade                                 $ 670,084
     Less:
     Allowance for doubtful accounts                               (30,000)
     Allowance for sales returns                                   (25,000)
                                                                 ---------

                                                                 $ 615,084
                                                                 =========

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. It is the Company's practice to record an estimated allowance for sales returns and adjustments based on historical experience and to record individual charges for sales returns and adjustments directly to revenue as incurred.

--------------------------------------------------------------------------------
                                     NOTE 3
                             PROPERTY AND EQUIPMENT:
--------------------------------------------------------------------------------

At June 30, 2002 property and equipment consists of:

     Computers, software and  equipment                          $ 378,985
     Furniture and fixtures                                         57,620
     Leasehold improvements                                         15,103
                                                                 ---------
                                                                   451,708
     Less: accumulated depreciation                               (308,724)
                                                                 ---------

                                                                 $ 142,984
                                                                 =========

Depreciation expense was $80,242 and $91,653, respectively, for the years ended June 30, 2002 and 2001.

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

                           VITRIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 4
                                 LONG-TERM DEBT:
--------------------------------------------------------------------------------

At June 30, 2002 long-term debt consists of the following:

     10% promissory note to a related party, 60 monthly
     principal and interest payments of $6,600 through
     October 2006; followed by a balloon payment of
     approximately $315,000. Collateralized by all
     assets of the Company.                                       $ 476,856

     Promissory note to a related party, interest at
     prime plus 1 percent, monthly interest only payments
     through November 2001 followed by twelve monthly
     principal and interest payments of approximately
     $9,000. Due in full in October 2003. Collateralized
     by all assets of the Company.                                  359,632

     $200,000 revolving line of credit with a shareholder,
     expiring on December 31, 2003, interest at 10%.
     Interest only payments due monthly. Collateralized
     by all assets of the Company.                                       --

     Capital leases payable, interest at rates ranging
     from 15% to 24%, payable in monthly installments of
     principal and interest, maturing through September 2004         31,135
                                                                  ---------

                                                                    867,623
     Less: current portion                                         (134,068)
                                                                  ---------

     Long-term debt                                               $ 733,555
                                                                  =========

On January 13, 1994, the Company entered into a series of 10% convertible subordinated promissory notes due January 15, 1996 totaling $5,157,750. On June 30, 1996 simultaneous with the closing of an asset sale, the Company completed an exchange offer in the aggregate principal amount of $5,040,750 with certain holders of the notes. On October 21, 1996, the Company completed the extinguishments of $97,500 of the notes in exchange for cash and, common stock warrants leaving one remaining holder outstanding with a $19,500 note. The Company has been unable to locate the beneficial owner of this note and has recorded a gain on the extinguishment of the debt and accrued interest.

On December 31, 2000, a shareholder contributed $529,300 of debt and accrued interest owed to him. In addition, the majority shareholder contributed $165,780 of amounts owed for past due rent obligations.

                           VITRIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 4
                           LONG-TERM DEBT: (CONTINUED)
--------------------------------------------------------------------------------

As of June 30, 2002 future minimum payments due under the long-term debt agreements are as follows:

               YEAR ENDING
                 JUNE 30,
                 --------
                   2003                                        $   115,075
                   2004                                            314,012
                   2005                                             40,273
                   2006                                             44,490
                   2007                                            322,638
                                                               -----------

                   Total                                       $   836,488
                                                               ===========

As of June 30, 2002 future minimum lease payments due under the capital lease agreements, are as follows:

               YEAR ENDING
                 JUNE 30,
                 --------
                   2003                                        $    22,935
                   2004                                             11,051
                   2005                                              2,763
                                                               -----------

     Total minimum lease payments                                   36,749
     Less: amount representing interest                             (5,614)
                                                               -----------
     Present value of net minimum lease payments                    31,135
     Less: current maturities of capital lease obligations         (18,993)
                                                               -----------
          Long-term maturities of capital lease obligations    $    12,142
                                                               ===========

--------------------------------------------------------------------------------
                                     NOTE 5
                                  INCOME TAXES:
--------------------------------------------------------------------------------

As of June 30, 2002 deferred tax assets consist of the following:

     Federal loss carryforwards                                $ 1,150,000
     State loss carryforwards                                      290,000
     Other                                                          33,000
                                                               -----------
                                                                 1,473,000
     Less:  valuation allowances                                (1,473,000)
                                                               -----------

                                                               $        --
                                                               ===========

The Company has established a valuation allowance equal to the full amount of the deferred tax assets primarily because of uncertainty in the utilization of net operating loss carryforwards.

                           VITRIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 5
                            INCOME TAXES: (CONTINUED)
--------------------------------------------------------------------------------

As a result of stock ownership changes, the Company's ability to utilize net operating losses in the future could be limited, in whole or part, under Internal Revenue Code Section 382. The Company was treated as an S-Corporation for income tax purposes through May 13, 1997. As of June 30, 2002 the Company's federal net operating loss carryforwards was approximately $3,600,000 and begins expiring in 2012 through 2022.

The Company's tax expense (benefit) differed from the statutory rate primarily due to the $278,000 change in the deferred tax asset valuation allowance from June 30, 2001.

--------------------------------------------------------------------------------
                                     NOTE 6
                                  COMMITMENTS:
--------------------------------------------------------------------------------

The Company currently leases office space in Tempe, Arizona and office equipment and services under non-cancelable operating lease agreements which expire through June 2005. For the years ended June 30, 2002 and 2001, expense under the aforementioned non-cancelable operating lease agreements was approximately $210,000 and $310,000, respectively.

Future minimum lease payments due under the operating lease agreement is as follows:

               YEAR ENDING
                 JUNE 30,
                 --------
                   2003                                        $   186,957
                   2004                                            192,946
                   2005                                            104,230
                                                               -----------

                                                               $   484,133
                                                               ===========

--------------------------------------------------------------------------------
                                     NOTE 7
                              STOCKHOLDERS' EQUITY:
--------------------------------------------------------------------------------

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

                           VITRIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 7
                        STOCKHOLDERS' EQUITY: (CONTINUED)
--------------------------------------------------------------------------------

STOCK OPTIONS (CONTINUED):

A summary of the activity of options under the plan and non-statutory options granted outside the plan follows (all amounts and exercise prices adjusted retroactively for the 1-for-10 reverse split):

                                                 NUMBER OF      WEIGHTED AVERAGE
                                                  OPTIONS        EXERCISE PRICE
                                                ------------     --------------
Outstanding at June 30, 2000                         355,971      $       5.00
Granted                                              618,557              0.97
Exercised                                             (9,707)             1.10
Forfeited                                           (127,440)             3.78
                                                ------------      ------------

Outstanding at June 30, 2001                         837,381              2.25
Granted                                              286,000              0.23
Exercised                                                 --                --
Forfeited                                            (60,191)             1.40
                                                ------------      ------------

Outstanding at June 30, 2002                       1,063,190      $       1.75
                                                ============      ============

Additional information about outstanding options to purchase the Company's common stock as of June 30, 2002 is as follows:

                                OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                   -------------------------------------------    -------------------------
                               Weighted Avg.
                                 Remaining
                  Number of    Contractural     Weighted Avg.    Number of   Weighted Avg.
Exercise Price     Shares     Life (In Years)   Exercise Price    Shares     Exercise Price
---------------    -------    ---------------   --------------    -------    --------------
$22.50 - $13.10      6,300         6.17             $15.97          3,900        $17.23
 $9.40 - $7.50     104,000         7.64             $ 9.33         52,000        $ 9.33
 $3.40 - $2.20     151,523         7.99             $ 3.17         60,762        $ 2.91
     $1.10          60,905         5.82             $ 1.10         57,911        $ 1.10
 $0.41 - $0.40     466,461         8.80             $ 0.40        115,615        $ 0.40
 $0.32 - $0.14     274,000         9.62             $ 0.22        160,000        $ 0.22

The stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended June 30, 2002 and 2001. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss for the years ended June 30, 2002 and 2001 would have been reduced to the pro forma amounts presented below:

                           VITRIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 7
                        STOCKHOLDERS' EQUITY: (CONTINUED)
--------------------------------------------------------------------------------

STOCK OPTIONS: (CONTINUED)

                                                      YEARS ENDED JUNE 30,
                                               --------------------------------
                                                   2002                2001
                                               ------------        ------------
Net loss:
As reported                                    $   (655,852)       $ (1,565,510)
                                               ============        ============
Pro forma                                      $   (774,955)       $ (1,655,847)
                                               ============        ============

LOSS PER SHARE:
As reported                                    $      (0.09)       $      (0.25)
                                               ============        ============
Pro forma                                      $      (0.11)       $      (0.26)
                                               ============        ============

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of three (3) years, risk-free interest rates of seven percent (7%), volatility at twenty five percent (25%), and a zero percent (0%) dividend yield. The weighted average fair value at date of grant for options granted during the years ended June 30, 2002 and 2001 approximated $.50 and $1.50, respectively.

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS:

In connection with its private placements of common stock during the year ended June 30, 2000 the Company issued 366,625 (post-split) common stock warrants. Each warrant entitles the holder to purchase one share of common stock at varying exercise prices depending on the round of funding. The exercise price for the first round of funding was $3.50 (post-split) per share and are exercisable until October 2002. The exercise price for the second round of funding was $2.80 (post-split) per share and are exercisable until February 2003. The warrant agreement contains a price adjustment provision that stated if the Company sells common stock at a price below the exercise price of the warrants, the warrant exercise price would be adjusted to the price that the common stock was sold for. As a result of the sale of common stock during the year ended June 30, 2002 at $.20 per share, the warrants exercise price has been adjusted to $.20. In October, 2000, the Company entered into a Warrant Exercise Agreement with certain of its warrant holders under which participating holders of the Company's $3.50 per share and $2.80 per share warrants could exercise their warrants for one-half of the exercise price set forth in such warrants. In addition to the reduction in exercise price, each holder who participated in the Warrant Exchange Agreement also received a new warrant agreement under the same terms as the warrant agreement just exercised. In connection with this Warrant Exchange Agreement, the Company received approximately $122,000 from the exercise of warrants to purchase 84,790 (post-split) shares of common stock.

During the year ended June 30, 2000 the Company granted 15,000 (post-split) options to an individual for consulting services. The exercise price of the options is $4.50 (post-split) per share and are exercisable through August 2002. The fair value of the options granted was estimated at $11,500 at the date of grant using the Black-Scholes pricing model. As of June 30, 2002 none of the options have been exercised.

                           VITRIX, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 7
                        STOCKHOLDERS' EQUITY (CONTINUED):
--------------------------------------------------------------------------------

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS: (CONTINUED)

The Company granted 414 (post-split) options during the year ending June 30, 2000 to an Institution for consulting services in which a member of the Company's Board of Directors is a Principal. The exercise price of the options is $2.90 (post-split) per share and are exercisable through November 2002. The fair value of the options granted was estimated at $500 at the date of grant using the Black-Scholes pricing model. As of June 30, 2002 none of the options have been exercised.

During the year ended June 30, 2001 the Company granted 12,000 (post-split) warrants to an entity for consulting services. The exercise price of the warrants ranges from $.90 per share to $4.30 per share (post-split) and are exercisable through March 2006. The fair value was $21,000 at the date of grant, determined based on the value of services performed. As of June 30, 2002 none of the warrants have been exercised.

During the year ended June 30, 2002 the Company granted 62,958 warrants to a related party in consideration for entering into a promissory note agreement with the Company. The exercise price of the warrant is $.25 per share and is exercisable through September 2006. As of June 30, 2002 none of the warrants have been exercised.

During the year ended June 30, 2002 the Company granted 25,000 warrants to a related party in consideration for entering into a revolving line of credit agreement with the Company. The exercise price of the warrant is $.15 per share and is exercisable through November 2006. As of June 30, 2002 none of the warrants have been exercised.

--------------------------------------------------------------------------------
                                     NOTE 8
                               SUBSEQUENT EVENTS:
--------------------------------------------------------------------------------

In September 2002, the Company entered into a $200,000 revolving line of credit agreement with a shareholder that expires on December 31, 2003, with interest at 10%. Interest only payments are due monthly and the line of credit is collateralized by all assets of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     Information regarding the Company's directors and executive officers is provided below.

     THOMAS S. BEDNARIK. Mr. Bednarik, age 52, has served as President, Chief Executive Officer and a director of the Company since February 2000. From April 1998 to February 2000, Mr. Bednarik served as Vice President of Sales and Support at NetPro Computing, Inc. Mr. Bednarik has extensive executive and sales management experience in the information technology industry and has served in various executive management capacities, including Chief Executive Officer, President, Vice President and Executive Vice President, with firms such as Idea Corporation, Decision Data, Alcatel Information Systems and ITT Corporation.

     CRAIG J. SMITH, CPA. Mr. Smith, age 32, has served as the Company's Vice President of Finance and Administration and Chief Financial Officer since April 1999. From 1998 to 1999, Mr. Smith served as Controller of Pacific Numerix Corporation. From 1993 to 1998, he served as an Audit Manager of Semple & Cooper LLP. Mr. Smith earned a masters in business administration from Arizona State University in 2000 and a Bachelor of Science degree in finance and accounting from Minnesota State University-Mankato in 1992.

     TODD P. BELFER. Mr. Belfer, age 34, has served as a director of the Company since March 1999 and Chairman of the Board of Directors since November 1999. Mr. Belfer also served as Chairman of the Board of Directors of Time America, Inc. (previously Vitrix Incorpated) from April 1996 until March 1999. Mr. Belfer also is currently serving as a director of M.D. Labs, Incorporated, a private Arizona-based company. Mr. Belfer also co-founded Employee Solutions, Inc. in May 1990, and served as its Executive Vice-President and as a director from 1991 to 1996. Mr. Belfer earned a Bachelor of Science in Finance and Real Estate from the University of Arizona in 1989.

     LISE M. LAMBERT. Ms. Lambert, age 45, has served as a director of the Company since April 1999 and as director of Time America, Inc. (previously Vitrix Incorporated) from January 1998 to March 1999. Ms. Lambert is President of Relevant, Inc., a consulting company that serves the computer software industry. Ms. Lambert has been employed by Relevant, Inc. since 1996. In 1986, Ms. Lambert co-founded Mastersoft, Inc., where she served as Vice-President of Marketing from 1986 to 1990 and Senior Vice-President of Sales from 1990 to 1995. Ms. Lambert has held various sales and management positions, including Product Line Manager at MicroAge, Inc. in Tempe Arizona, and currently serves as director for Planitax, Inc. and Involve Technology, Inc. Ms. Lambert earned Bachelor of Arts degrees in education and music, and a Masters degree in deafness and audiology from Smith College.

     ROBERT W. ZIMMERMAN. Mr. Zimmerman, age 50, has served as a director of the Company since March 2001. Mr. Zimmerman is a co-managing shareholder and attorney for Mallery & Zimmerman, S.C., a general practice law firm based in Wisconsin. Mr. Zimmerman graduated from Marquette University in 1974 with majors in Accounting and Finance and from Marquette University Law School in 1977. After law school Mr. Zimmerman worked in the Milwaukee office of Arthur Andersen & Co. in the tax department and received his Wisconsin CPA certificate.

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

     Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all
Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended June 30, 2002.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table summarizes all compensation to the Company's Chief Executive Officer and to the Company's other most highly compensated executive officers other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Officers"), for services rendered to the Company for each of the fiscal years ended June 30, 2002, 2001 and 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM
                                            ANNUAL COMPENSATION                 COMPENSATION
                                   --------------------------------------   ---------------------
                                                                                   AWARDS
                                                                            ---------------------
      NAME AND                                             OTHER ANNUAL     SECURITIES UNDERLYING
PRINCIPAL POSITION(1)       YEAR   SALARY($)   BONUS($)   COMPENSATION($)      OPTIONS/SARS (#)
---------------------       ----   ---------   --------   ---------------      ----------------
Thomas S. Bednarik(2)       2002   $130,000        -0-          -0-                100,000(2)
  President and             2001   $118,750    $12,704          -0-                325,000(2)
  Chief Executive Officer   2000   $ 39,531    $ 5,000          -0-                100,000(2)

----------
(1) No other executive officer of the Company received compensation in excess of $100,000 for the periods presented.

(2) Mr. Bednarik was appointed President and Chief Executive Officer of the Company effective February 17, 2000. Had Mr. Bednarik been with the Company for the entire 2000 fiscal year his annual base salary would have been $115,000. Pursuant to the terms of a letter agreement, dated February 17, 2000, between Mr. Bednarik and the Company, Mr. Bednarik was granted options to purchase 100,000 shares of the Company's Common Stock at a per share exercise price of $9.40. Pursuant to the terms of an Incentive Stock Option Agreement dated August 22, 2000, Mr. Bednarik was granted additional options to purchase 100,000 shares of the Company's Common Stock at a per share exercise price of $3.40. Pursuant to the terms of a Nonstatutory Stock Option Agreement dated April 17, 2001, Mr. Bednarik was granted options to purchase 225,000 shares of the Company's Common Stock at a per share exercise price of $0.40. Pursuant to the terms of a Nonstatutory Stock Option Agreement dated December 31, 2001, Mr. Bednarik was granted options to purchase 100,000 shares of the Company's Common Stock at a per share exercise price of $0.17.

     The following table sets forth information concerning individual grants of stock options made to the Named Officers during the fiscal year ended June 30, 2002.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                  INDIVIDUAL GRANTS
                      ------------------------------------------------------------------------------
                                                                            POTENTIAL REALIZED VALUE
                                                                              AT ASSUMED RATES OF
                         NUMBER OF      % OF TOTAL                             ANNUAL STOCK PRICE
                        SECURITIES     OPTIONS/SARS                             APPRECIATION FOR
                        UNDERLYING      GRANTED TO    EXERCISE                   OPTION TERM (2)
     NAME AND          OPTIONS/SARS    EMPLOYEES IN    PRICE    EXPIRATION    ---------------------
PRINCIPAL POSITION    GRANTED (#)(1)    FISCAL YEAR    ($/SH)      DATE        5% ($)       10% ($)
------------------    --------------    -----------    ------      ----       -------       -------
Thomas S. Bednarik,      100,000            35%         $0.17     12/2011     $10,500       $27,000
President and Chief
Executive Officer

----------
(1) Pursuant to the terms of a Nonstatutory Stock Option Agreement dated December 31, 2001, Mr. Bednarik was granted options to purchase 100,000 shares of the Company's Common Stock at a per share exercise price of $0.17. The options vested immediately and have a term of ten years.

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

OPTION EXERCISE

     There were no option exercises by the Named Officers during the fiscal year ended June 30, 2002.

EMPLOYMENT AGREEMENTS

     As of February 15, 2000, the Board of Directors approved the terms of Mr. Bednarik's at-will employment with the Company for services as its President and Chief Executive Officer. Under the terms of a letter agreement, dated as of February 17, 2000, Mr. Bednarik receives a base salary of $115,000, which was adjusted to $130,000 effective April 2001. Mr. Bednarik is also entitled to receive quarterly and annual bonus payments payable in cash based on the Company's achievement of certain revenue targets for such periods. Mr. Bednarik received a $12,704 cash bonus during the fiscal year ended June 30, 2001.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of August 31, 2002, concerning the beneficial ownership of shares of Common Stock of the Company by
(i) each person known by the Company to beneficially own more than 5% of the Company's Common Stock; (ii) each Director; (iii) each of the Named Officers; and (iv) all Directors and executive officers of the Company as a group. To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

                                                   SHARES BENEFICIALLY OWNED (1)
                                                  ------------------------------
NAME AND ADDRESS OF
BENEFICIAL OWNER (2)                               NUMBER                PERCENT
--------------------                              ---------              -------
Thomas S. Bednarik                                  381,250 (3)             4.1
Todd P. Belfer                                      823,073 (4)             9.0
Lise M. Lambert                                      88,733 (5)             1.0
Robert W. Zimmerman                                 125,175 (6)             1.4
Craig J. Smith                                       55,244 (7)             1.0
All directors and Named
Officers as a group                               1,473,475                15.5
Joseph L. Simek                                   3,948,585 (8)            43.0
Circle F. Ventures LLC                              875,000                 9.6

----------
(1) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 9,105,828 shares of Common Stock outstanding as of August 31, 2002.

(2) The address of each of the beneficial owners is c/o Vitrix, Inc., 51 West Third Street, Suite 310, Tempe, Arizona 85281, except for Circle F. Ventures LLC whose address is 17797 North Perimeter Drive, Suite 105, Scottsdale, Arizona 85255.

(3) Includes (i) 256,250 shares of Common Stock which are subject to unexercised options that were exercisable on August 31, 2002, or within 60 days thereafter, and (ii) 6,250 shares of Common Stock issuable upon exercise of warrants issued in the Company's February 2000 private placement.

(4) Includes (i) 36,250 shares of Common Stock which are subject to unexercised options that were exercisable on August 31, 2002, or within 60 days thereafter, and (ii) 9,220 shares of Common Stock issuable upon exercise of warrants issued in the Company's October 1999 and February 2000 private placements.

(5) Includes (i) 52,219 shares of Common Stock which are subject to unexercised options that were exercisable on August 31, 2002, or within 60 days thereafter, and (ii) 2,320 shares of Common Stock issuable upon exercise of warrants issued in the Company's October 1999 placement.

(6) Includes 20,000 shares of Common Stock which are subject to unexercised options that were exercisable on August 31, 2002, or within 60 days thereafter.

(7) Includes (i) 27,244 shares of Common Stock which are subject to unexercised options that were exercisable August 31, 2002, or within 60 days thereafter, and (ii) 1,000 shares of Common Stock issuable upon exercise of warrants issued in the Company's October 1999 private placement.

(8) Includes 87,958 shares of Common Stock issuable upon exercise of warrants issued in consideration for entering into debt agreements during the fiscal year ending June 30, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Except as set forth below, the Company did not have any transactions during fiscal 2002 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $60,000.

     On March 31, 2001, the Company borrowed $400,000 from Joseph L. Simek, a significant stockholder of the Company. The loan bears interest at an annual rate of prime plus one percent (1%) and is secured by all of the Company's assets. Principal and interest payments of approximately $8,500 are due monthly, with the outstanding principal balance due on October 1, 2003. On November 2, 2001, Mr. Simek agreed to provide the Company with a $200,000 line of credit, which is also secured by all of the Company's assets. Borrowings under the line of credit bear interest at an annual rate of 10%. The line of credit has a maturity date of December 31, 2003. At June 30, 2002, $359,632 was outstanding under the $400,000 loan and no balance was outstanding under the line of credit.

     On September 4, 2001, the Company borrowed $500,000 from Francis Simek, the spouse of Mr. Simek. This loan bears interest at an annual rate of 10% and is secured by all of the Company's assets. Principal and interest payments of $6,600 are due and payable monthly over a 60-month period. At June 30, $476,856 was outstanding under this loan.

     In April 2001, the Company issued promissory notes in the aggregate principal amount of $375,000, payable to certain third parties, including $25,000 from Thomas S. Bednarik and $150,000 from Todd P. Belfer, who are each members of the Company's Board of Directors, and $150,000 from Francis Simek, the spouse of Mr. Simek. These notes accrued interest at an annual rate of 18%, with interest only payable monthly until November 2001, followed by twelve monthly principal and interest payments of $34,380 through October 2002. The notes were repaid on September 4, 2001.

     On September 24, 2002, Mr. Simek agreed to provide the Company with a $200,000 line of credit, which is also secured by all of the Company's assets. Borrowings under the line of credit bear interest at an annual rate of 10%. The line of credit has a maturity date of December 31, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-KSB.

(b)  Reports on Form 8-K.

     (1) No reports were filed on Form 8-K during the fiscal quarter ended June 30, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VITRIX, INC.

                                        /s/ Thomas S. Bednarik
                                        ----------------------------------------
                                        Thomas S. Bednarik, President and Chief
                                        Executive Officer (Principal Executive
                                        Officer)

Dated: September 27, 2002

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

       SIGNATURES                        TITLE                       DATE
       ----------                        -----                       ----

/s/ Thomas S. Bednarik        President, CEO and Director     September 27, 2002
-------------------------     (Principal Executive Officer)
Thomas S. Bednarik


/s/ Craig J. Smith            Chief Financial Officer         September 27, 2002
-------------------------     (Principal Financial Officer)
Craig J. Smith


/s/ Todd P. Belfer            Chairman of the Board           September 27, 2002
-------------------------
Todd P. Belfer


/s/ Lise M. Lambert           Director                        September 27, 2002
-------------------------
Lise M. Lambert


/s/ Robert W. Zimmerman       Director                        September 27, 2002
-------------------------
Robert W. Zimmerman

     I, Thomas S. Bednarik, President and Chief Executive Officer of Vitrix, Inc. (the "Company"), certify that:

     (1) I have reviewed the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 (the "Report");

     (2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading; and

     (3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods represented in the Report.

Dated: September 27, 2002

By: /s/ Thomas S. Bednarik
    -------------------------
    Thomas S. Bednarik
    President and Chief Executive Officer

     I, Craig J. Smith, Vice President--Finance and Administration and Chief Financial Officer of Vitrix, Inc. (the "Company"), certify that:

     (1) I have reviewed the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 (the "Report");

     (2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading; and

     (3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods represented in the Report.

Dated: September 27, 2002

By: /s/ Craig J. Smith
    -----------------------------------
    Craig J. Smith
    Vice President--Finance and Administration and Chief Financial Officer

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

3.1.2     Registrant's Amendment to its Articles of              B        3.1.2
          Incorporation, dated June 25, 1991

3.1.3     Registrant's Certificate of Reverse Stock              C        3.1.3
          Split, dated February 15, 1994

3.1.4     Registrant's Certificate of Designation of             D        3.1.4
          Series A Preferred Stock, dated June 27, 1996

3.1.5     Registrant's Amendment to Articles of                  D         3.15
          Incorporation, dated June 25, 1996

3.1.6     Registrant's Certificate of Designation of             H        3.1.6
          Series B Preferred Stock, dated March 31, 1999

3.1.7     Registrant's Amendment to Articles of                  I          3.1
          Incorporation, dated October 7, 1999.

3.2       Amended Bylaws of the Registrant                       C          3.2

4.1       Registrant's Form of Common Stock Certificate          A          4.1

10.1      Stock Option Agreement, dated September 20,            E        10.17
          1993, between Registrant and Patrick McEnany

10.1.1    Amendment to Stock Option Agreement, dated             G           --
          February 21, 1995, between Registrant and
          Patrick McEnany

10.3      Registration Rights Agreement between the              F        10.18
          Company and Parlux Fragrances, Inc., dated
          June 28, 1996

10.6      1999 Equity Compensation Plan                          H         10.7

10.7.1    Lease Agreement, dated September 3, 1999,              I         10.1
          between LAFP Phoenix, Inc., as lessor, and the Registrant, as lessee.

                                                           BY REFERENCE
EXHIBIT                                                       FROM       NO. IN
NUMBER                   DESCRIPTION                         DOCUMENT   DOCUMENT
------                   -----------                         --------   --------
10.7.2    First Amendment to Office Lease Agreement,             J         10.1
          dated March 28, 2000, between LAFP Phoenix,
          Inc., as lessor and the Registrant, as lessee.

10.8      Securities Purchase Agreement, dated September         I         10.2
          21, 1999, between Circle F Ventures, LLC and the Registrant.

10.10     Merger Agreement, dated March 28, 2001 by and          K          2.1
          among Vitrix, Inc., Vitrix Incorporated, and
          Time America, Inc.

10.12     Letter from BDO Seidman, LLP, dated June 4,            L           16
          2001, regarding its concurrence or disagreement with the statements made by the registrant in the current report concerning the resignation or dismissal as the registrants principal accountant.

10.13     Promissory Note agreement dated September 4,           M           --
          2001 between Vitrix, Inc. and Frances L. Simek

10.14     Security agreement dated September 4, 2001             M           --
          between Vitrix, Inc. and Frances L. Simek

10.15     Warrant to purchase common stock agreement             M           --
          dated September 4, 2001 between Vitrix, Inc.
          and Frances L. Simek

10.16     Promissory Note agreement dated March 31, 2001   Filed herewith    --
          between Time America, Inc and Joseph L. Simek

10.17     Revolving Credit Agreement dated November 2,     Filed herewith    --
          2001 between Vitrix, Inc and Joseph L. Simek

99.1      Certification Pursuant to Section 906 of         Filed herewith    --
          Sarbanes-0xley Act of 2002.

----------
A.   Form S-18 Registration Statement No. 33-25704-NY.
B. Form 10-K Annual Report of the Registrant for the fiscal year ended June 30, 1991.
C. Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1994.
D.   Form 8-K Current Report reporting event on June 28, 1996.
E. Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended December 31, 1993.
F. Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended December 31, 1995.
G. Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1996.
H. Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1999.
I. Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended September 30, 1999.
J. Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended March 31, 2000.
K.   Form 8-K Current Report reporting event on April 13, 2001.
L.   Form 8-K Current Report reporting event on June 6, 2001.
M. Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 2001