Form 10QSB
period 2002-09-30
VITRIX INC /NV/
filed 2002-11-13
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 7, 2002, the issuer had outstanding 9,219,371 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           VITRIX, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,     JUNE 30,
                                                                      2002            2002
                                                                  -------------   -----------
                                                                   (Unaudited)
                                   ASSETS
Current Assets:
    Cash and cash equivalents                                      $   150,527    $   195,249
    Accounts receivable - trade, net                                   635,836        615,084
    Inventory                                                          195,368        174,697
    Prepaid expenses and other current assets                           61,306         47,708
                                                                   -----------    -----------

      TOTAL CURRENT ASSETS                                           1,043,037      1,032,738

PROPERTY AND EQUIPMENT, NET                                            128,100        142,984
                                                                   -----------    -----------

      TOTAL ASSETS                                                 $ 1,171,137    $ 1,175,722
                                                                   ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current portion of long-term debt                              $   134,874    $   134,068
    Accounts payable                                                   420,041        355,381
    Accrued liabilities                                                175,317        214,641
    Deferred revenue                                                   268,678        311,143
                                                                   -----------    -----------

      TOTAL CURRENT LIABILITIES                                        998,910      1,015,233

LONG-TERM DEBT, LESS CURRENT PORTION                                   698,344        733,555
                                                                   -----------    -----------

      TOTAL LIABILITIES                                              1,697,254      1,748,788
                                                                   -----------    -----------

COMMITMENTS:                                                                --             --

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $.005 par value, 50,000,000 shares authorized,
      9,219,371 and 9,105,828 shares issued and outstanding             46,097         45,529
    Contributed capital                                              6,087,886      6,052,120
    Accumulated deficit                                             (6,660,100)    (6,670,715)
                                                                   -----------    -----------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (526,117)      (573,066)
                                                                   -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $ 1,171,137    $ 1,175,722
                                                                   ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
Revenues:
   Product sales                                     $   909,683    $   678,058
   Services revenue                                      198,553        141,038
                                                     -----------    -----------

    TOTAL REVENUES                                     1,108,236        819,096
                                                     -----------    -----------
COST OF REVENUES:
   Product                                               358,694        287,057
   Services                                              125,745        128,472
                                                     -----------    -----------

    TOTAL COST OF REVENUES                               484,439        415,529
                                                     -----------    -----------

GROSS PROFIT                                             623,797        403,567
                                                     -----------    -----------
COSTS AND EXPENSES:
   Sales and marketing                                   261,002        222,461
   Research and development                              169,040        184,521
   General and administrative                            164,906        190,805
                                                     -----------    -----------

    TOTAL COSTS AND EXPENSES                             594,948        597,787
                                                     -----------    -----------

NET INCOME (LOSS) FROM OPERATIONS                         28,849       (194,220)
                                                     -----------    -----------

OTHER INCOME (EXPENSE):
   Interest expense                                      (18,979)       (27,469)
   Other                                                      --            333
   Interest income                                           745          1,381
                                                     -----------    -----------

                                                         (18,234)       (25,755)
                                                     -----------    -----------

NET INCOME (LOSS)                                    $    10,615    $  (219,975)
                                                     ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE
    Basic                                            $      0.00    $     (0.03)
                                                     ===========    ===========

    Diluted                                          $      0.00    $     (0.03)
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic                                              9,144,087      6,295,828
                                                     ===========    ===========

    Diluted                                            9,167,787      6,295,828
                                                     ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED JUNE 30, 2002 AND
           THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002 (Unaudited)

                                                 COMMON STOCK
                                          -------------------------   CONTRIBUTED    ACCUMULATED
                                             SHARES        AMOUNT       CAPITAL        DEFICIT         TOTAL
                                          -----------   -----------   -----------    -----------    -----------
Balance at June 30, 2001                    6,295,828   $    31,479   $ 5,503,970    $(6,014,863)   $  (479,414)

Sale of common stock                        2,475,000        12,375       482,625             --        495,000
Conversion of debt from a related party       300,000         1,500        58,500             --         60,000
Issuance of common stock for services          35,000           175         7,025             --          7,200
Net loss                                           --            --            --       (655,852)      (655,852)
                                          -----------   -----------   -----------    -----------    -----------
Balance at June 30, 2002                    9,105,828        45,529     6,052,120     (6,670,715)      (573,066)

Issuance of common stock for services         113,543           568        35,766             --         36,334
Net Income                                         --            --            --         10,615         10,615
                                          -----------   -----------   -----------    -----------    -----------
Balance at September 30, 2002               9,219,371   $    46,097   $ 6,087,886    $(6,660,100)   $  (526,117)
                                          ===========   ===========   ===========    ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ----------------------
                                                            2002         2001
                                                         ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents:
  Cash flows from operating activities:
  Net income (loss)                                      $  10,615    $(219,975)
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
    Depreciation                                            17,334       20,942
    Common stock issued for services                        36,334           --
  Changes in Assets and Liabilities:
    Accounts receivable-trade                              (20,752)     (10,466)
    Inventory                                              (20,671)      32,894
    Prepaid expenses and other current assets              (13,598)        (407)
    Accounts payable                                        64,660       85,597
    Accrued liabilities                                    (39,324)       9,488
    Deferred revenue                                       (42,465)       1,528
                                                         ---------    ---------
      NET CASH USED BY OPERATING ACTIVITIES                 (7,867)     (80,399)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                      (2,450)     (26,711)
                                                         ---------    ---------
      NET CASH USED BY INVESTING ACTIVITIES                 (2,450)     (26,711)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of capital leases                             (6,381)      (6,659)
    Proceeds from debt                                          --      500,000
    Repayment of debt                                      (28,024)    (375,000)
                                                         ---------    ---------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     (34,405)     118,341
                                                         ---------    ---------

Net change in cash and cash equivalents                    (44,722)      11,231

Cash and cash equivalents at beginning of period           195,249      177,586
                                                         ---------    ---------

Cash and cash equivalents at end of period               $ 150,527    $ 188,817
                                                         =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                        $  19,045    $  27,469
                                                         =========    =========
    Income taxes paid                                    $      --    $      --
                                                         =========    =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
    Assets aquired by entering into capital leases       $      --    $  24,816
                                                         =========    =========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of Vitrix, Inc. and subsidiary ("Vitrix" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended September 30, 2002, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

INCOME (LOSS) PER SHARE:

     Basic income (loss) per share of common stock was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding.

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        Three Months Ended
                                                  -----------------------------
                                                  September 30,   September 30,
                                                       2002            2001
                                                  -------------   -------------
Net income (loss)                                  $    10,615     $  (219,975)
                                                   ===========     ===========

Weighted average shares                              9,144,087       6,295,828
                                                   ===========     ===========
Effect of dilutive securities:
Employee stock options                                  23,700              --
                                                   -----------     -----------
Adjusted weighted averages shares
  and assumed conversions                            9,167,787       6,295,828
                                                   ===========     ===========

Basic earnings (loss) per share                    $      0.00     $     (0.03)
                                                   ===========     ===========

Diltued earnings (loss)per share                   $      0.00     $     (0.03)
                                                   ===========     ===========

     Options on 937,190 shares of common stock and warrants to purchase 466,997 shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive.

LONG-TERM DEBT:

     On September 24, 2002, the Company entered into a $200,000 revolving line of credit agreement with an affiliate and shareholder of the Company that expires on December 31, 2003. Outstanding borrowings on the line on credit bear interest at 10%. Interest only payments are due monthly and the line of credit is secured by all assets of the Company. On September 24, 2002 the Company was also able to extend the termination date of its existing $200,000 line of credit agreement with a shareholder from December 31, 2002 to December 31, 2003. With the new revolving line of credit agreement and the extension of its existing revolving line of credit, the Company has a $400,000 borrowing capacity through December 31, 2003. At September 30, 2002, there were no amounts outstanding on either revolving line of credit agreement.

STOCKHOLDERS' EQUITY:

     In August 2002 the Company issued 113,543 shares of common stock to certain resellers of the Company's products pursuant to an incentive sales program. The program established the grant of common stock based on the achievement of certain sales levels during the period November 1, 2001 to June 30, 2002. The Company did not receive any funds from the issuance of the common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

     REVENUES. Revenue for the three month period ended September 30, 2002 (the "reporting period"), rose 35% to $1,108,236, compared to revenue of $819,096 for the three month period ended September 30, 2001 (the "comparable period"). The Company increased product sales by 34% and services revenue by 41% over the comparable period. The Company believes this increase was principally the result of increased customer demand for the Company's product solutions.

     GROSS PROFIT. Gross profit as a percentage of revenues increased to 56% in the reporting period, compared to 49% in the comparable period. The Company increased the gross profit percentage on product sales by 3% over the comparable period and increased the gross profit percentage on services revenue by 28% over the comparable period. The increase in gross profit percentage on services revenue is primarily due to a 41% increase in services revenue in the reporting period while maintaining costs at approximately the same level as in the comparable period.

     EXPENSES. Total costs and expenses were $594,948, or 54% of revenues, in the reporting period, compared to $597,787, or 73% of revenues, in the comparable period. The decrease in the costs and expenses as a percentage of revenue in the reporting period is primarily due to maintaining similar costs in both periods while increasing revenues in the reporting period by 35%. Sales and marketing expenses were $261,002, or 24% of revenues, in the reporting period, compared to $222,461, or 27% of revenues, in the comparable period. Research and development expenses were $169,040, or 15% of revenues, in the reporting period, compared to $184,521, or 23% of revenues, in the comparable period. General and administrative expenses were $164,906, or 15% of revenues, in the reporting period, compared to $190,805, or 23% of revenues, in the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, the Company had working capital of $44,127, compared to a working capital deficit of $77,209 at September 30, 2001. Cash and cash equivalents at those dates amounted to $150,527 and $188,817, respectively.

     OPERATIONS. Net cash used by operations decreased to $7,867 in the reporting period, compared to net cash used by operations of $80,399 in the comparable period. The net cash used in the current period was primarily attributable to the decreases in accrued liabilities and deferred revenue and was partially offset by an increase in accounts payable. The Company was able to reduce its net cash used by operations by $72,532 in the reporting period primarily by generating net income of $10,615 in the current period compared to a net loss of $219,975 in the comparable period.

     INVESTMENT ACTIVITIES. For the reporting period, the Company used $2,450 to purchase property and equipment, compared to $26,711 of property and equipment purchases in the comparable period.

     FINANCING ACTIVITIES. For the reporting period the Company used $34,405 in financing activities primarily due to the repayment of debt. In the comparable period the Company generated $118,341 in financing activities primarily through proceeds from debt.

     As of November 7, 2002, the Company believes that its current working capital, its line of credit agreement, and its funds generated from operations are sufficient to fund the Company's operations for the next twelve months. The Company may, however, seek to obtain additional capital through a line of credit at a financial institution or through additional debt or equity offerings during this time period. The raising of additional capital in public markets will primarily be dependent upon prevailing market conditions and the demand for the Company's products and services. No assurance can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms.

ITEM 3. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

FORWARD-LOOKING INFORMATION

     The statements contained in this Quarterly Report on Form 10-QSB that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which the Company believes are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, the Company is not currently involved in any legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In August 2002 the Company issued 113,543 shares of common stock to certain resellers of the Company's products pursuant to an incentive sales program. The program established the grant of common stock based on the achievement of certain sales levels during the period November 1, 2001 to June 30, 2002. The
Company did not receive any funds from the issuance of the common stock. The common stock was issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed herewith pursuant to Regulation S-B.

           No.                            Description
          ----                            -----------
          99.1 Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          No reports were filed on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VITRIX, INC.


Dated: November 13, 2002
                                        By  /s/ Craig J. Smith
                                            --------------------------------
                                            Craig J. Smith
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

I, Thomas S. Bednarik, President and Chief Executive Officer of Vitrix, Inc. (the "Company"), certify that:

     (1) I have reviewed the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Report");

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

     (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report; and

          (c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

     (5) The Company's other certifying officers and I have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

     (6) The Company's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

By: /s/ Thomas S. Bednarik
    -----------------------------------------
    Thomas S. Bednarik
    President and Chief Executive Officer

I, Craig J. Smith, Vice President--Finance and Chief Financial Officer of Vitrix, Inc. (the "Company"), certify that:

     (1) I have reviewed the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Report");

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

     (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report; and

          (c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

     (5) The Company's other certifying officers and I have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

     (6) The Company's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

By: /s/ Craig J. Smith
    -----------------------------------------
    Craig J. Smith
    Vice President--Finance and Chief
    Financial Officer