Form 10QSB
period 2002-12-31
VITRIX INC /NV/
filed 2003-02-12
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 7, 2003, the issuer had outstanding 9,219,371 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           VITRIX, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,    JUNE 30,
                                                                      2002           2002
                                                                   -----------    -----------
                                                                   (Unaudited)
                                   ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                      $   134,621    $   195,249
    Accounts receivable - trade, net                                   566,064        615,084
    Inventory                                                          178,841        174,697
    Prepaid expenses and other current assets                           44,502         47,708
                                                                   -----------    -----------

      TOTAL CURRENT ASSETS                                             924,028      1,032,738

PROPERTY AND EQUIPMENT, NET                                            111,807        142,984
                                                                   -----------    -----------

      TOTAL ASSETS                                                 $ 1,035,835    $ 1,175,722
                                                                   ===========    ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current portion of long-term debt                              $   179,226    $   134,068
    Accounts payable                                                   323,534        355,381
    Accrued liabilities                                                185,433        214,641
    Deferred revenue                                                   273,928        311,143
                                                                   -----------    -----------

      TOTAL CURRENT LIABILITIES                                        962,121      1,015,233

LONG-TERM DEBT, LESS CURRENT PORTION                                   665,393        733,555
                                                                   -----------    -----------

      TOTAL LIABILITIES                                              1,627,514      1,748,788
                                                                   -----------    -----------
COMMITMENTS:                                                                --             --

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $.005 par value, 50,000,000 shares authorized,
      9,219,371 and 9,105,828 shares issued and outstanding             46,097         45,529
    Contributed capital                                              6,087,886      6,052,120
    Accumulated deficit                                             (6,725,662)    (6,670,715)
                                                                   -----------    -----------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (591,679)      (573,066)
                                                                   -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $ 1,035,835    $ 1,175,722
                                                                   ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                        DECEMBER 31,                  DECEMBER 31,
                                --------------------------    --------------------------
                                    2002           2001           2002           2001
                                -----------    -----------    -----------    -----------
REVENUES:
   Product sales                $   810,534    $   625,897    $ 1,720,217    $ 1,303,955
   Services revenue                 226,230        163,769        424,783        304,807
                                -----------    -----------    -----------    -----------

     TOTAL REVENUES               1,036,764        789,666      2,145,000      1,608,762
                                -----------    -----------    -----------    -----------
COST OF REVENUES:
   Product                          319,060        272,268        677,754        559,325
   Services                         129,912        112,740        255,657        241,212
                                -----------    -----------    -----------    -----------

     TOTAL COST OF REVENUES         448,972        385,008        933,411        800,537
                                -----------    -----------    -----------    -----------

GROSS PROFIT                        587,792        404,658      1,211,589        808,225
                                -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
   Sales and marketing              291,006        202,834        552,008        425,295
   Research and development         163,829        170,389        332,869        354,910
   General and administrative       178,541        158,912        343,447        349,717
                                -----------    -----------    -----------    -----------

     TOTAL COSTS AND EXPENSES       633,376        532,135      1,228,324      1,129,922
                                -----------    -----------    -----------    -----------

NET LOSS FROM OPERATIONS            (45,584)      (127,477)       (16,735)      (321,697)
                                -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE):
   Interest expense                 (20,382)       (19,061)       (39,361)       (46,530)
   Other                                 40            725             40          1,058
   Interest income                      364            565          1,109          1,946
                                -----------    -----------    -----------    -----------

                                    (19,978)       (17,771)       (38,212)       (43,526)
                                -----------    -----------    -----------    -----------

NET LOSS                        $   (65,562)   $  (145,248)   $   (54,947)   $  (365,223)
                                ===========    ===========    ===========    ===========

BASIC LOSS PER SHARE            $     (0.01)   $     (0.02)   $     (0.01)   $     (0.06)
                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING             9,219,371      6,295,828      9,181,729      6,295,828
                                ===========    ===========    ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED JUNE 30, 2002
          AND THE SIX MONTH PERIOD ENDED DECEMBER 31, 2002 (Unaudited)

                                                COMMON STOCK
                                          -------------------------   CONTRIBUTED   ACCUMULATED
                                             SHARES        AMOUNT       CAPITAL       DEFICIT         TOTAL
                                          -----------   -----------   -----------   -----------    -----------
Balance at June 30, 2001                    6,295,828   $    31,479   $ 5,503,970   $(6,014,863)   $  (479,414)

Sale of common stock                        2,475,000        12,375       482,625            --        495,000
Conversion of debt from a related party       300,000         1,500        58,500            --         60,000
Issuance of common stock for services          35,000           175         7,025            --          7,200
Net loss                                           --            --            --      (655,852)      (655,852)
                                          -----------   -----------   -----------   -----------    -----------
Balance at June 30, 2002                    9,105,828        45,529     6,052,120    (6,670,715)      (573,066)

Issuance of common stock for services         113,543           568        35,766            --         36,334
Net Loss                                           --            --            --       (54,947)       (54,947)
                                          -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2002                9,219,371   $    46,097   $ 6,087,886   $(6,725,662)   $  (591,679)
                                          ===========   ===========   ===========   ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                            ----------------------
                                                               2002         2001
                                                            ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents:
 Cash flows from operating activities:
 Net income (loss)                                          $ (54,947)   $(365,223)
 Adjustments to reconcile net income (loss) to net
       cash used by operating activities:
       Depreciation                                            34,044       41,611
       Common stock issued for services                        36,334           --
 Changes in Assets and Liabilities:
       Accounts receivable-trade                               49,020      128,325
       Inventory                                               (4,144)      55,664
       Prepaid expenses and other current assets                3,206       (3,969)
       Accounts payable                                       (31,847)      44,152
       Accrued liabilities                                    (29,208)     (35,940)
       Deferred revenue                                       (37,215)      23,345
                                                            ---------    ---------
          NET CASH USED BY OPERATING ACTIVITIES               (34,757)    (112,035)
                                                            ---------    ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                      (2,867)     (28,977)
                                                            ---------    ---------
         NET CASH USED BY INVESTING ACTIVITIES                 (2,867)     (28,977)
                                                            ---------    ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of capital leases                            (13,705)     (13,921)
       Proceeds from debt                                      50,000      530,000
       Repayment of debt                                      (59,299)    (386,429)
                                                            ---------    ---------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     (23,004)     129,650
                                                            ---------    ---------

Net change in cash and cash equivalents                       (60,628)     (11,362)

Cash and cash equivalents at beginning of period              195,249      177,586
                                                            ---------    ---------
Cash and cash equivalents at end of period                  $ 134,621    $ 166,224
                                                            =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid                                         $  43,335    $  54,572
                                                            =========    =========
      Income taxes paid                                     $      --    $      --
                                                            =========    =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
      Assets aquired by entering into capital leases        $      --    $  24,816
                                                            =========    =========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of Vitrix, Inc. and subsidiary ("Vitrix" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three and six-month periods ended December 31, 2002, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

LONG-TERM DEBT:

     On September 24, 2002, the Company entered into a $200,000 revolving line of credit agreement with an affiliate and shareholder of the Company that expires on December 31, 2003. Outstanding borrowings under the line of credit bear interest at the annual percentage rate of 10%. Interest only payments are due monthly and the line of credit is secured by all assets of the Company. On September 24, 2002, the Company extended the termination date of a separate existing $200,000 line of credit agreement with a shareholder from December 31, 2002 to December 31, 2003. The two credit facilities provide the Company with a $400,000 borrowing capacity through December 31, 2003. At December 31, 2002, $50,000 was outstanding under the two credit facilities.

STOCKHOLDERS' EQUITY:

     In August 2002, the Company issued 113,543 shares of common stock to certain resellers of the Company's products pursuant to an incentive sales program. The program established the grant of common stock based on the achievement of certain sales levels during the period November 1, 2001 to June 30, 2002. The Company did not receive any funds from the issuance of the common stock.

SUBSEQUENT EVENT:

     On February 10, 2003, the Company entered into a Second Amendment to Promissory Note Agreement (the "Agreement") with a related party. The Agreement extended the balloon payment on a $400,000 promissory note from October 2003 to October 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

     REVENUES. Revenue for the six month period ended December 31, 2002 (the "reporting period"), rose 33% to $2,145,000, compared to revenue of $1,608,762 for the six month period ended December 31, 2001 (the "comparable period"). The Company increased product sales by 32% and services revenue by 39% over the comparable period. The Company believes this increase was principally the result of increased customer demand for the Company's product solutions.

     GROSS PROFIT. Gross profit as a percentage of revenues increased to 56% in the reporting period, compared to 50% in the comparable period. The Company increased the gross profit percentage on product sales by 4% over the comparable period and increased the gross profit percentage on services revenue by 19% over the comparable period. The increase in gross profit percentage on product sales is primarily due to lower costs on hardware sales resulting from lower negotiated pricing on the units in the reporting period. The increase in gross profit percentage on services revenue is primarily due to a 39% increase in services revenue in the reporting period while maintaining costs at approximately the same level as in the comparable period.

     EXPENSES. Total costs and expenses were $1,228,324, or 57% of revenues, in the reporting period, compared to $1,129,922, or 70% of revenues, in the comparable period. The decrease in costs and expenses as a percentage of revenue in the reporting period is primarily due to increasing revenues in the reporting period by 33% while maintaining the same level of research and development and general and administrative expenses. Sales and marketing expenses were $552,008, or 26% of revenues, in the reporting period, compared to $425,295, or 26% of revenues, in the comparable period. Research and development expenses were $332,869, or 16% of revenues, in the reporting period, compared to $354,910, or 22% of revenues, in the comparable period. General and administrative expenses were $343,447, or 16% of revenues, in the reporting period, compared to $349,717, or 22% of revenues, in the comparable period.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

     REVENUES. Revenue for the three month period ended December 31, 2002 (the "reporting period"), rose 31% to $1,036,764, compared to revenue of $789,666 for the three month period ended December 31, 2001 (the "comparable period"). The Company increased product sales by 30% and services revenue by 38% over the comparable period. The Company believes this increase was principally the result of increased customer demand for the Company's product solutions.

     GROSS PROFIT. Gross profit as a percentage of revenues increased to 57% in the reporting period, compared to 51% in the comparable period. The Company increased the gross profit percentage on product sales by 4% over the comparable period and increased the gross profit percentage on services revenue by 12% over the comparable period. The increase in gross profit percentage on product sales is primarily due to lower costs on hardware sales resulting from lower negotiated pricing on the units in the reporting period. The increase in gross profit percentage on services revenue is primarily due to a 38% increase in services revenue in the reporting period while maintaining costs at approximately the same level as in the comparable period.

     EXPENSES. Total costs and expenses were $633,376, or 61% of revenues, in the reporting period, compared to $532,135, or 67% of revenues, in the comparable period. The decrease in costs and expenses as a percentage of revenue in the reporting period is primarily due to an increase in revenue of 31% in the reporting period over the comparable period while limiting the increase of total costs and expenses to 19% in the reporting period over the comparable period. Sales and marketing expenses were $291,006, or 28% of revenues, in the reporting period, compared to $202,834, or 26% of revenues, in the comparable period. Research and development expenses were $163,829, or 16% of revenues, in the reporting period, compared to $170,389, or 22% of revenues, in the comparable period. General and administrative expenses were $178,541, or 17% of revenues, in the reporting period, compared to $158,912, or 20% of revenues, in the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, the Company had a working capital deficit of $38,093, compared to a working capital deficit of $226,869 at December 31, 2001. Cash and cash equivalents at those dates amounted to $134,621 and $166,224, respectively.

     OPERATIONS. Net cash used by operations decreased to $34,757 in the reporting period, compared to net cash used by operations of $112,035 in the comparable period. The net cash used in the current period was primarily attributable to the net loss along with decreases in accounts payable, accrued liabilities and deferred revenue, which was partially offset by a decrease in accounts receivable. The Company was able to reduce its net cash used by operations by $77,278 in the reporting period primarily by reducing the net loss by $310,276 over the comparable period.

     INVESTMENT ACTIVITIES. For the reporting period, the Company used $2,867 to purchase property and equipment, compared to $28,977 of property and equipment purchases in the comparable period.

     FINANCING ACTIVITIES. The Company used $23,004 of cash for financing activities in the reporting period. The decrease in cash used for financing activities was primarily due to the repayment of debt. In the comparable period the Company generated $129,650 of cash from financing activities primarily through proceeds from debt.

     The Company's liquidity is affected by many other factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the Company's borrowing capacity under its two credit facilities, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next 12 months. The Company may, however, seek to obtain additional capital through a line of credit at a financial institution or through additional debt or equity offerings during this time period. The raising of additional capital in public markets will primarily be dependent upon prevailing market conditions and the demand for the Company's products and services. No assurance can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith pursuant to Regulation S-B.

          NO.                           DESCRIPTION
          ---                           -----------

         99.1  Certification Pursuant to Section 906 of Sarbanes-Oxley
               Act of 2002.

     (b) Reports on Form 8-K

         No reports were filed on Form 8-K during the quarter ended December 31, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VITRIX, INC.

Dated: February 12, 2003                By /s/ Craig J. Smith
                                           --------------------------------
                                           Craig J. Smith
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

I, Thomas S. Bednarik, President and Chief Executive Officer of Vitrix, Inc. (the "Company"), certify that:

     (1) I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 (the "Report");

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

Dated: February 12, 2003

By: /s/ Thomas S. Bednarik
    -----------------------------------------
    Thomas S. Bednarik
    President and Chief Executive Officer

I, Craig J. Smith, Vice President - Finance and Administration and Chief Financial Officer of Vitrix, Inc. (the "Company"), certify that:

     (1) I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 (the "Report");

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

Dated: February 12, 2003

By: /s/ Craig J. Smith
    -------------------------------------------
    Craig J. Smith
    Vice President - Finance and Administration
    and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
-----------         -----------

   99.1             Certification Pursuant to Section 906 of Sarbanes-Oxley
                    Act of 2002.