Form 10QSB
period 2003-03-31
VITRIX INC /NV/
filed 2003-05-15
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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


                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 7, 2003, the issuer had outstanding 9,267,168 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

                           VITRIX, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31,        JUNE 30,
                                                                     2003             2002
                                                                  ------------    ------------
                                                                  (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                       $    140,048    $    195,249
  Accounts receivable - trade, net                                     494,269         615,084
  Inventory                                                            267,171         174,697
  Prepaid expenses and other current assets                             41,645          47,708
                                                                  ------------    ------------

    TOTAL CURRENT ASSETS                                               943,133       1,032,738

PROPERTY AND EQUIPMENT, NET                                            119,505         142,984
                                                                  ------------    ------------

    TOTAL ASSETS                                                  $  1,062,638    $  1,175,722
                                                                  ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of long-term debt                               $    280,701    $    134,068
  Accounts payable                                                     361,902         355,381
  Accrued liabilities                                                  133,769         214,641
  Deferred revenue                                                     273,820         311,143
                                                                  ------------    ------------

    TOTAL CURRENT LIABILITIES                                        1,050,192       1,015,233

LONG-TERM DEBT, LESS CURRENT PORTION                                   630,950         733,555
                                                                  ------------    ------------

    TOTAL LIABILITIES                                                1,681,142       1,748,788
                                                                  ------------    ------------

COMMITMENTS:                                                                --              --

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.005 par value, 50,000,000 shares authorized,
    9,267,168 and 9,105,828 shares issued and outstanding               46,336          45,529
  Contributed capital                                                6,095,295       6,052,120
  Accumulated deficit                                               (6,760,135)     (6,670,715)
                                                                  ------------    ------------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              (618,504)       (573,066)
                                                                  ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $  1,062,638    $  1,175,722
                                                                  ============    ============

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                         MARCH 31,                       MARCH 31,
                               ----------------------------    ----------------------------
                                   2003            2002            2003            2002
                               ------------    ------------    ------------    ------------
Revenues:
  Product sales                $    785,132    $    600,803    $  2,505,350    $  1,904,758
  Services revenue                  220,174         156,622         644,957         461,429
                               ------------    ------------    ------------    ------------

    TOTAL REVENUES                1,005,306         757,425       3,150,307       2,366,187
                               ------------    ------------    ------------    ------------

COST OF REVENUES:
  Product                           353,078         251,032       1,030,831         810,357
  Services                          129,895         104,574         385,550         355,682
                               ------------    ------------    ------------    ------------

    TOTAL COST OF REVENUES          482,973         355,606       1,416,381       1,166,039
                               ------------    ------------    ------------    ------------

GROSS PROFIT                        522,333         401,819       1,733,926       1,200,148
                               ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Sales and marketing               216,746         188,714         768,752         614,009
  Research and development          147,506         171,814         480,373         516,827
  General and administrative        173,011         167,452         516,466         517,170
                               ------------    ------------    ------------    ------------

    TOTAL COSTS AND EXPENSES        537,263         527,980       1,765,591       1,648,006
                               ------------    ------------    ------------    ------------

NET LOSS FROM OPERATIONS            (14,930)       (126,161)        (31,665)       (447,858)
                               ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                  (19,630)        (21,068)        (58,992)        (67,598)
  Other                                  81             933             122           1,991
  Interest income                         6           1,102           1,115           3,048
                               ------------    ------------    ------------    ------------

                                    (19,543)        (19,033)        (57,755)        (62,559)
                               ------------    ------------    ------------    ------------

NET LOSS                       $    (34,473)   $   (145,194)   $    (89,420)   $   (510,417)
                               ============    ============    ============    ============

BASIC LOSS PER SHARE           $      (0.00)   $      (0.02)   $      (0.01)   $      (0.08)
                               ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING              9,219,902       7,706,661       9,194,268       6,759,240
                               ============    ============    ============    ============

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED JUNE 30, 2002 AND
             THE NINE MONTH PERIOD ENDED MARCH 31, 2003 (Unaudited)

                                                 COMMON STOCK
                                          ---------------------------   CONTRIBUTED    ACCUMULATED
                                             SHARES         AMOUNT        CAPITAL        DEFICIT          TOTAL
                                          ------------   ------------   ------------   ------------    ------------
Balance at June 30, 2001                     6,295,828   $     31,479   $  5,503,970   $ (6,014,863)   $   (479,414)

Sale of common stock                         2,475,000         12,375        482,625             --         495,000
Conversion of debt from a related party        300,000          1,500         58,500             --          60,000
Issuance of common stock for services           35,000            175          7,025             --           7,200
Net loss                                            --             --             --       (655,852)       (655,852)
                                          ------------   ------------   ------------   ------------    ------------
Balance at June 30, 2002                     9,105,828         45,529      6,052,120     (6,670,715)       (573,066)
Issuance of common stock for services          161,340            807         43,175             --          43,982
Net loss                                            --             --             --        (89,420)        (89,420)
                                          ------------   ------------   ------------   ------------    ------------
Balance at March 31, 2003                    9,267,168   $     46,336   $  6,095,295   $ (6,760,135)   $   (618,504)
                                          ============   ============   ============   ============    ============

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                           VITRIX, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                            MARCH 31
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents:
  Cash flows from operating activities:
  Net loss                                         $    (89,420)   $   (510,417)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation                                         46,652          61,699
    Common stock issued for services                     43,982           7,200
  Changes in Assets and Liabilities:
    Accounts receivable-trade                           120,815          80,053
    Inventory                                           (92,474)         57,751
    Prepaid expenses and other current assets             6,063           4,186
    Accounts payable                                      6,521         (55,630)
    Accrued liabilities                                 (80,872)        (18,418)
    Deferred revenue                                    (37,323)         47,943
                                                   ------------    ------------
      NET CASH USED BY OPERATING ACTIVITIES             (76,056)       (325,633)
                                                   ------------    ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                  (23,173)        (33,788)
                                                   ------------    ------------
      NET CASH USED BY INVESTING ACTIVITIES             (23,173)        (33,788)
                                                   ------------    ------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of capital leases                         (17,589)        (20,309)
    Proceeds from debt                                  150,000         560,000
    Proceeds from issuance of common stock                   --         495,000
    Repayment of debt                                   (88,383)       (410,985)
                                                   ------------    ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES          44,028         623,706
                                                   ------------    ------------

Net change in cash and cash equivalents                 (55,201)        264,285

Cash and cash equivalents at beginning of period        195,249         177,586
                                                   ------------    ------------

Cash and cash equivalents at end of period         $    140,048    $    441,871
                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                    $     62,966    $     71,852
                                                   ============    ============
  Income taxes paid                                $         --    $         --
                                                   ============    ============
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Assets aquired by entering into capital leases   $         --    $     24,816
                                                   ============    ============
  Conversion of related party debt to equity       $         --    $     60,000
                                                   ============    ============

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of Vitrix, Inc. and subsidiary ("Vitrix" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three and nine month periods ended March 31, 2003, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

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

NEW ACCOUNTING PRONOUNCEMENTS:

     In December 2002, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of FASB Statement No.
123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company implemented the required disclosure provisions in the three month period ended March 31, 2003. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows as the Company does not anticipate making the voluntary change to the fair value method of accounting for stock-based compensation.

     The company has adopted FAS No. 123, "Accounting for Stock-Based Compensation". Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The company has adopted the disclosure-only provisions, as permitted by FAS No. 123. The company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, there is no related compensation expense recorded in the Company's financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the three and nine months ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts presented below:

                                           THREE MONTHS ENDED MARCH 31,    NINE MONTHS ENDED MARCH 31,
                                           ----------------------------    ----------------------------
                                               2003            2002            2003            2002
                                           ------------    ------------    ------------    ------------
NET LOSS:
As reported                                $    (34,473)   $   (145,194)   $    (89,240)   $   (510,417)

Deduct: Total stock-based employee
  compensation expsense determined
  under the fair value based method for
  all awards, net of related tax effects        (67,087)        (75,887)        (92,810)        (99,120)
                                           ------------    ------------    ------------    ------------

Pro forma                                  $   (101,560)   $   (221,081)   $   (182,050)   $   (609,537)
                                           ============    ============    ============    ============

LOSS PER SHARE:
As reported                                $      (0.00)   $      (0.02)   $      (0.01)   $      (0.08)
                                           ============    ============    ============    ============
Pro forma                                  $      (0.01)   $      (0.03)   $      (0.02)   $      (0.09)
                                           ============    ============    ============    ============

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of three (3) years, risk-free interest rates of seven percent (7%), volatility at twenty five percent (25%), and a zero percent (0%) dividend yield.

LONG-TERM DEBT:

     On September 24, 2002, the Company entered into a $200,000 revolving line of credit agreement with an affiliate and shareholder of the Company that expires on December 31, 2003. Outstanding borrowings under the line of credit bear interest at the annual percentage rate of 10%. Interest only payments are due monthly and the line of credit is secured by all assets of the Company. On September 24, 2002, the Company extended the termination date of a separate existing $200,000 line of credit agreement with a shareholder from December 31, 2002 to December 31, 2003. The two credit facilities provide the Company with a

$400,000 borrowing capacity through December 31, 2003. At March 31, 2003, $150,000 was outstanding under the two credit facilities.

     On February 10, 2003, the Company entered into a Second Amendment to Promissory Note Agreement (the "Agreement") with a related party. The Agreement extended the balloon payment on a $400,000 promissory note from October 2003 to October 2004.

STOCKHOLDERS' EQUITY:

STOCK ISSUANCE:

     In August 2002, the Company issued 113,543 shares of common stock to certain resellers of the Company's products pursuant to an incentive sales program. The program established the grant of common stock based on the achievement of certain sales levels during the period November 1, 2001 to June 30, 2002. The Company did not receive any funds in consideration for the issuance of the common stock.

     In March 2003, the Company issued 47,797 shares of common stock to certain resellers of the Company's products pursuant to an incentive sales program. The program established the grant of common stock based on the achievement of certain sales levels during the period September 1, 2002 to December 31, 2002. The Company did not receive any funds in consideration for the issuance of the common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002. We believe our most critical accounting policies are revenue recognition, software development costs and the allowance for potentially uncollectible accounts receivable.

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

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a product-by-product basis using straight-line amortization with useful lives of five years or, if less, the remaining estimated economic life of the product. Amounts related to internal software development that could be capitalized under this statement were immaterial.

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

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

     REVENUES. Revenue for the nine month period ended March 31, 2003 (the "reporting period"), rose 33% to $3,150,307, compared to revenue of $2,366,187 for the nine month period ended March 31, 2002 (the "comparable period"). The Company increased product sales by 32% and services revenue by 40% over the comparable period. The increase was primarily attributable to the Company's reseller sales operations. The Company believes this increase was principally the result of an increased marketing effort in the reseller sales operations. During the reporting period the Company increased its attendance at industry trade shows and performed more reseller training programs than in the comparable period. The Company also offered two reseller sales incentive programs in the reporting period that were not offered in the comparable period.

     GROSS PROFIT. Gross profit as a percentage of revenues increased to 55% in the reporting period, compared to 51% in the comparable period. The Company increased the gross profit percentage on product sales by 1% over the comparable period and increased the gross profit percentage on services revenue by 17% over the comparable period. The increase in gross profit percentage on services revenue is primarily due to a 40% increase in services revenue in the reporting period while limiting the increase in cost of services to 8% in the reporting period over the comparable period.

     EXPENSES. Total costs and expenses were $1,765,591, or 56% of revenues, in the reporting period, compared to $1,648,006, or 70% of revenues, in the comparable period. The decrease in costs and expenses as a percentage of revenue in the reporting period is primarily due to increasing revenues in the reporting period by 33% while primarily maintaining the same level of research and development and general and administrative expenses. Sales and marketing expenses were $768,752, or 24% of revenues, in the reporting period, compared to $614,009, or 26% of revenues, in the comparable period. The increase in sales and marketing expense in the reporting period is primarily due to increased labor costs as a result of increased headcount in the Company's sale and marketing departments over the comparable period. Research and development expenses were $480,373, or 15% of revenues, in the reporting period, compared to $516,827, or 22% of revenues, in the comparable period. General and administrative expenses were $516,466, or 16% of revenues, in the reporting period, compared to $517,170, or 22% of revenues, in the comparable period.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

     REVENUES. Revenue for the three month period ended March 31, 2003 (the "reporting period"), rose 33% to $1,005,306, compared to revenue of $757,425 for the three month period ended March 31, 2002 (the "comparable period"). The Company increased product sales by 31% and services revenue by 41% over the comparable period. The increase was primarily attributable to the Company's reseller sales operations. The Company believes this increase was principally the result of an increased marketing effort in the Company's reseller sales operations. During the reporting period the Company increased its attendance at industry trade shows and performed more reseller training programs than in the comparable period.

     GROSS PROFIT. Gross profit as a percentage of revenues decreased to 52% in the reporting period, compared to 53% in the comparable period. The Company experienced a decrease in the gross profit percentage on product sales by 3% over the comparable period and increased the gross profit percentage on services revenue by 8% over the comparable period. The decrease in gross profit percentage on product sales is primarily due to an increase in biometric hardware unit sales as a percentage of hardware unit sales which generate a lower gross profit than other hardware units. The increase in gross profit percentage on services revenue is primarily due to a 41% increase in services revenue in the reporting period while limiting the increase in cost of services to 24% in the reporting period over the comparable period.

     EXPENSES. Total costs and expenses were $537,263, or 53% of revenues, in the reporting period, compared to $527,980, or 70% of revenues, in the comparable period. The decrease in costs and expenses as a percentage of revenue in the reporting period is primarily due to an increase in revenue of 33% in the reporting period over the comparable period while limiting the increase of total costs and expenses to 2% in the reporting period over the comparable period. Sales and marketing expenses were $216,746, or 22% of revenues, in the reporting period, compared to $188,714 or 25% of revenues, in the comparable period.
Research and development expenses were $147,506, or 15% of revenues, in the reporting period, compared to $171,814, or 23% of revenues, in the comparable period. General and administrative expenses were $173,011, or 17% of revenues, in the reporting period, compared to $167,452, or 22% of revenues, in the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, the Company had a working capital deficit of $107,059, compared to a working capital of $161,744 at March 31, 2002. Cash and cash equivalents at those dates amounted to $140,048 and $441,871, respectively.

     OPERATIONS. Net cash used by operations decreased to $76,056 in the reporting period, compared to net cash used by operations of $325,633 in the comparable period. The net cash used in the current period was primarily attributable to the net loss along with an increase in inventory and decreases in accrued liabilities and deferred revenue, which was partially offset by a decrease in accounts receivable. The Company was able to reduce its net cash used by operations by $249,577 in the reporting period primarily by reducing the net loss by $420,997 over the comparable period.

     INVESTMENT ACTIVITIES. For the reporting period, the Company used $23,173 to purchase property and equipment, compared to $33,788 of property and equipment purchases in the comparable period.

     FINANCING ACTIVITIES. The Company generated $44,028 of cash from financing activities in the reporting period from $150,000 in proceeds from debt while repaying debt of $105,972. In the comparable period the Company generated $623,706 of cash from financing activities primarily through proceeds from the issuance of common stock and proceeds from debt.

     The Company's liquidity is affected by many other factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the Company's borrowing capacity under its two credit facilities, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next 12 months. The Company may, however, seek to obtain additional capital through a line of credit at a financial institution or through additional debt or equity offerings during this time period. The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for the Company's products and services. No assurance can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed herewith pursuant to Regulation S-B.

          No.                              Description
          ---                              -----------
          99.1 Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          No current reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 15, 2003                     VITRIX, INC.

                                        By: /s/ Craig J. Smith
                                            ------------------------------------
                                            Craig J. Smith
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

I, Thomas S. Bednarik, President and Chief Executive Officer of Vitrix, Inc. (the "Company"), certify that:

     (1) I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (the "Report");

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

Dated: May 15, 2003

By: /s/ Thomas S. Bednarik
    ------------------------------
    Thomas S. Bednarik
    President and Chief Executive Officer

I, Craig J. Smith, Vice President - Finance and Administration and Chief Financial Officer of Vitrix, Inc. (the "Company"), certify that:

     (1) I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (the "Report");

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

Dated: May 15, 2003

By: /s/ Craig J. Smith
    ------------------------------
    Craig J. Smith
    Vice President - Finance and Administration and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------
  99.1      Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.