Form 10KSB
period 2003-06-30
VITRIX INC /NV/
filed 2003-09-29
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2003

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 33-58694

VITRIX, INC.

(Name of small business issuer in its charter)

Nevada	13-3465289
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

51 West Third Street, Suite 310, Tempe, Arizona 85281

(Address of principal executive offices)

(480) 296-0400

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.005 par value

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for the fiscal year ended June 30, 2003 were $4,256,854.

The aggregate market value of the voting stock (based on the closing price on that date) held by non-affiliates of the Registrant as of September 25, 2003 was approximately $4,800,000.

At September 20, 2003, the issuer had outstanding 12,106,557 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes  ☐      No  ☒

PART I

ITEM 1.  Description Of Business.

General

Vitrix, Inc., a Nevada corporation (the “Company” or “Vitrix”), through its wholly owned subsidiary, Time America, Inc. (formerly known as Vitrix Incorporated), an Arizona corporation (“Time America”), designs, develops, manufactures and markets a line of time and labor management software and hardware products.  Our products are designed to improve productivity by automating time and attendance, workforce scheduling and management of labor resources.  We target our product solutions at small to mid-sized companies from 25 to 2,000 plus employees. Our solutions are offered in a 100% Web-based application service provider (“ASP”) model, client/server, and PC-based applications.

Set forth below is timeline and overview of the Company’s development and history:

•             June 6, 1988 — Richard Barrie Fragrances, Inc., a Nevada corporation, was formed on this date for the purpose of developing, manufacturing and marketing fragrances, cosmetics, skin treatment and personal care products sold primarily through department and specialty stores and drugstores.

•             June 30, 1996 — Richard Barrie Fragrances sells substantially all of its properties and rights to Parlux Fragrances, Inc. (the “Asset Sale”).  During the period from the Asset Sale to April 1999, our operations were limited to conducting administrative activities and discussions with third parties regarding possible business combinations.

•             July 1, 1996 — Following the Asset Sale, Richard Barrie Fragrances changes its name to FBR Capital Corporation and became a non-operating shell company.

•             April 15, 1999 — FBR Capital Corporation acquires the outstanding capital stock of Vitrix Incorporated (a privately held Arizona corporation formed on April 26, 1996) pursuant to the terms of an Exchange Agreement, dated as of such date, by and among FBR Capital Corporation, Vitrix Incorporated and certain of the Vitrix Incorporated shareholders.  Vitrix Incorporated becomes a majority owned subsidiary of FBR Capital Corporation as a result of this transaction.  FBR Capital Corporation issued an aggregate of 8,592,826 shares of common stock and 10,000,000 shares of preferred stock in consideration for the purchase of Vitrix Incorporated.  This transaction resulted in the shareholders of Vitrix Incorporated acquiring approximately 80% of the outstanding shares of common stock of FBR Capital Corporation (assuming conversion of the preferred stock into common stock and excluding outstanding options and warrants).  The existing shareholders of FBR Capital Corporation held the remaining 20% of its outstanding common stock.  This transaction was accounted for as a recapitalization of Vitrix Incorporated and the purchase of FBR Capital Corporation by Vitrix Incorporated, since Vitrix Incorporated became the controlling company after the transaction.

•             October 7, 1999 — On this date we changed our name from FBR Capital Corporation to Vitrix, Inc. in order to associate the name of the parent corporation to our operating subsidiary Vitrix Incorporated.

•             March 28, 2001 — Vitrix, Inc. acquires Time America in a merger transaction pursuant to which Time America is merged into our wholly-owned subsidiary, Vitrix Incorporated.  This transaction was accounted for as a pooling of interests. As a condition to the merger, we sought and obtained the approval of our shareholders to effect a 1-for-10 reverse stock split, which occurred on April 5, 2001.  We issued 3,147,914 shares of Vitrix, Inc. common stock (on a post reverse stock split basis) as consideration in the merger, which represented approximately 50% of Vitrix Inc.’s then issued and outstanding capital stock.

•             April 17, 2001 — We changed the name of our wholly-owned subsidiary from Vitrix Incorporated to Time America, Inc. in order to capitalize on Time America’s name recognition gained from its 13 year history in the time and attendance industry.

Vitrix, Inc. is a holding corporation.  Our operations are conducted through our wholly-owned subsidiary, Time America.  Unless the context indicates otherwise, references to the Company in this report shall include both Vitrix and Time America.

Products and Services

We design, develop, manufacture and market a line of time and labor management hardware and software products targeting small, mid-sized, and enterprise level companies. Our solutions are offered in a 100% Web-based licensed and application service provider (“ASP”) model, client/server configuration, and in a PC-based application.  Our products are internally developed, proprietary software applications that maintain and automate the process of collecting time sheet information, provide automated interfaces to the most popular payroll software solutions and enable users to generate a variety of reports that help track and analyze how employees spend their time. Our products also automatically accrue vacation, sick and personal time, and effectively replace the traditional punch clock with a fully automated system designed to improve workforce productivity and provide significant savings to its users.  Our current products include:

Labor Management Solutions

100% Web-based Licensed and ASP Product

NETtime

NETtime is a 100% Web-based service deliverable to clients through both a licensed and ASP model.  It delivers the functionality of HourTrack, its client/server predecessor, through Web distribution.  The main features of NETtime include:

•                                          HourTrack Structure – By building on top of the HourTrack engine, NETtime has all of the functionality of HourTrack.  NETtime was introduced with a robust feature set in the areas of time and attendance, leave management, job and task tracking, employee scheduling and data analysis.

•                                          Customization – NETtime allows for customization and flexibility.  Administrators and employees determine exactly which data NETtime will display for them, allowing clients to work at optimum efficiency in the NETtime environment.  Additionally, NETtime will work in the manner required by clients.  For example, clients with a mobile workforce have the ability to access the NETtime pages using any Web-enabled cellular phone.

•                                          Anytime, Anywhere – Because NETtime is delivered via the Internet through any Web browser, it brings the user closer to our “anytime, anywhere” vision for performing or self-servicing human resources tasks.  Wherever clients have Internet access, they have access to NETtime and the functionality and wealth of information it provides.

•                                          Customer Account Self-Service – NETtime gives users the ability to view their account status online.  They can even order additional Vitrix products, obtain system help, or contact a support representative directly from the NETtime website.

Client/Server Applications

HourTrack

Our HourTrack product is a powerful workforce management solution that combines “client/server” software with a wide range of data collection devices to automate the process of tracking, managing, auditing, and reporting the many aspects of employee time and attendance.  By replacing traditional punch clocks and paper time sheets with a fully automated system, we believe HourTrack enables companies of all sizes to effectively manage their workforce, resulting in substantial savings to the organization.  The primary features of HourTrack include:

•                                          Time and Attendance – HourTrack’s open architecture is easily customized to conform to an organization’s unique set of payroll policies and concerns.

•                                          Leave Management – Leave records for vacation, sick and personal time are maintained by HourTrack.  It also tracks hours that are specific to a certain organization (i.e. PTO, jury duty, training, etc.), and automates benefit accruals by using a company’s policies to calculate how much benefit time an employee has earned.

•                                          Job and Task Tracking – In addition to tracking total time spent on the job, HourTrack enables employers to track the time employees spend on specific jobs and tasks. This powerful reporting feature assists companies with job costing, analysis and billing.

•                                          Workforce Scheduling – HourTrack’s scheduling features help manage payroll costs and productivity concerns by minimizing the likelihood of expensive overstaffing and the negative effects of understaffing. Schedule creation is performed with the assistance of a unique visual interface, allowing administrators to view employees’ schedules in a convenient calendar format.

•                                          Strategic Reporting – HourTrack also features over 60 standard reports. These reports allow users to transform raw data into helpful information that allows managers and executives to gain valuable insight and more effectively manage their organizations. Reports can also be used to share information such as time tracking, benefit usage, job costing, human resource functionality and employee scheduling with third-party applications and/or service bureaus.

GENESIS SQL

GENESIS SQL is an enterprise level software that helps clients optimize productivity and better manage their bottom line by automating not only time and attendance, but job costing, benefit administration, employee review processing, access control, bell ringing, and data collection needs.  The main features of GENESIS SQL include:

•                                          Time and Attendance – GENESIS SQL is easily customized to conform to an organization’s unique set of payroll policies and concerns.

•                                          Leave Management – Leave records for vacation, sick and personal time are maintained by GENESIS SQL.  It also tracks hours that are specific to a certain organization (i.e. PTO, jury duty, training, etc.), and automates benefit accruals by using a company’s policies to calculate how much benefit time an employee has earned.

•                                          Job and Task Tracking – In addition to tracking total time spent on the job, GENESIS SQL enables employers to track the time employees spend on specific jobs and tasks. Powerful reporting features assist with job costing, analysis and billing.

•                                          Workforce Scheduling – This feature has the same functionality as the Company’s HourTrack product.

•                                          Strategic Reporting – GENESIS SQL includes over 140 standard reports.  The reports can be used to share information such as time tracking, benefit usage, job costing, human resource functionality and employee scheduling with third-party applications and/or service bureaus.

PC-Based Products

TA50 PRO

TA50 PRO is a simple to use yet powerful time and attendance solution designed for companies with fewer than 200 employees.  TA50 PRO enables companies to automate their timekeeping and attendance tracking with built-in setup wizards and simplified daily operations.  The main features of TA50 PRO include:

•                                          Ease of Use – TA50 PRO is a user-friendly menu-driven solution that uses color-coded screens to simplify its use. All processes are clearly marked and follow a common operating theme throughout.

•                                          Time and Attendance – TA50 PRO’s tools relieve payroll staff of time consuming, stressful procedures such as manual review and calculation of time cards by automating the calculation of employee time and wages.

•                                          Workforce Scheduling – TA50 PRO’s scheduling features help manage payroll costs and productivity concerns by minimizing the likelihood of expensive overstaffing and the negative effects of understaffing.

•                                          Strategic Reporting – TA50 PRO includes over 80 standard reports. This reporting feature, which is also included in the Company’s TA100 PRO and GENESIS PRO products, allows users to transform raw data into helpful information that allows managers and executives to gain valuable insight and more effectively manage their organizations.

TA50XL

TA50XL is a simple to use time and attendance solution that includes the software features of TA50 PRO and an XL data terminal and accessories in a cost effective package.

TA100 PRO

The TA100 PRO time and attendance solution is designed for companies with fewer than 500 employees and automatically calculates employee time and wages using the client’s specific payroll policies.  An optional feature of the TA100 PRO solution includes a Bell Control Module that allows a client to define bell-ringing schedules and prompt terminals to activate a user supplied bell, alarm, or other audible signaling device. The main features of TA100 PRO include:

•                                          Time and Attendance – TA100 PRO is easily customized to conform to an organization’s unique set of payroll policies and concerns.

•                                          Policy Management – Rounding rules can be setup around start/stop times or the actual punch time to avoid overpaying employees.  Overtime can be paid on a weekly, bi-weekly, or semi-monthly basis.

•                                          Workforce Scheduling – This feature has the same functionality as the Company’s TA50 PRO and GENESIS products.

•                                          Strategic Reporting – TA100 PRO includes over 100 standard reports.  Reports can also be used to share information such as time tracking, benefit usage, job costing, human resource functionality and employee scheduling with third-party applications and/or service bureaus.

GENESIS PRO

GENESIS PRO is an enterprise level PC-based software application that has the same feature set of GENESIS SQL, as discussed above in the client/server product section.

Data Collection Options

Our time and attendance product solutions include hardware for collecting employees’ clock in and out times.  Set forth below are the various hardware devices designed to meet the challenges of a diverse set of work environments:

•                                          Badge Terminals – These badge readers are well suited for a wide variety of environments, from doctors’ offices to manufacturing plants. Employees clock in and out by simply sliding a badge through a scanner.

•                                          HandPunch Biometric Terminals – This device analyzes the biometric measurements of a user’s hand to verify their identity.  Instead of using a badge, an employee clocks in and out by placing his or her hand onto the scanner and awaiting verification.  This method eliminates losses due to buddy-punching (the practice of clocking in or out for another employee).

•                                          TelePunch – The TelePunch solution allows employees to clock in and out for the day, for jobs, or for departments using any touch-tone telephone.  Clients who purchase this solution receive a pre-configured, telephony server from us. This server runs our software, and allows callers to interact with HourTrack from a remote location.

•                                          eWebClock – eWebClock partially reduces a user’s total time and attendance product investment, by utilizing the Internet to collect employee clock in and out times.  By simply logging on to a Web page (via the local network or the World Wide Web), employees can clock in and out.

•                                          PC Time Clock – PC Time Clock, allows employees to clock in and out on a Windows-based computer.  This is generally beneficial in office environments where employees each have access to their own desktop computer.

•                                          Web browser – NETtime allows clients to access the service through a standard Web browser.  The full range of actions (clocking in and out, transferring jobs and departments, etc.) and information (hours worked, schedules, status board, etc.) are available.

•                                          Web-enabled cell phone – A streamlined version of NETtime is available to clients accessing the service through a text-only browser, such as those operating on cell phones.  Essential services such as clocking in and out are available.

•                                          TCP/IP-enabled hardware – Customers may utilize TCP/IP-enabled hardware devices, such as badge readers, to collect clock in and out data from their employees.

•                                          Wireless enabled hardware – Allows clients to connect their time clocks to the host system without the hassle of wiring. The wireless units are small, reliable and easy to integrate into any existing system.

Services and Support

We maintain a professional service and technical support organization, which provides a suite of maintenance and professional services.  These services are designed to support Vitrix customers throughout the life cycle of our products.  Our professional services include implementation, training, and technical consulting.  Maintenance service options are delivered through our centralized support operation or through local service personnel.  Our educational services offer a full range of curriculums, which are delivered through local training at our Tempe, Arizona headquarters or the Internet.  When necessary, we also may provide software customization services to meet any unique customer requirements.

Marketing and Sales

We market and sell our products to the small, mid-sized and enterprise markets in the United States and foreign countries through our direct sales and support organization and through our Business Alliance and Reseller Program.  We believe the market for time and labor management products consists of the following three business segments:

•                                          Small Businesses.  This segment is comprised of companies with fewer than 250 employees and one to three administrator(s) who perform time sheet edits and prepare employee hours for payroll.

•                                          Mid-Sized Businesses.  This segment is comprised of companies with 250 to 1,000 employees.  These companies normally have two or more administrators who perform time sheet edits and prepare employee hours from a single office.  In many cases multiple stations are necessary for clocking in and out, however, all data is administered from a central location.

•                                          Enterprise Businesses.  Enterprise businesses generally have over 1,000 employees with multiple field offices, each of which have one or more administrators.  Payroll is performed at a central or headquarters office.  An enterprise customer is analogous to a collection of mid-sized businesses requiring centralized data collection and storage.

Direct Sales

The Company has five direct sales account managers responsible for designated geographic regions.  The account managers work in offices in their respective regions.  The primary markets for direct sales are the upper mid-sized and enterprise markets.  End users include companies in the manufacturing and service industries, and in the public and private sectors. For the fiscal years ended June 30, 2003 and 2002, the Company’s direct sales efforts accounted for approximately 38% and 36% of the Company’s total revenues, respectively.

Partner Sales

Partner sales are conducted through our Business Alliance and Reseller Programs. Our Business Alliance Program is a program that allows organizations to align with the Company through the use of private label, OEM, or referral programs.

Our Reseller Program is comprised of a network of approximately 250 value added resellers located throughout the United States and in certain foreign countries, which market our products along with the resellers’ complementary product offerings.  The resellers typically sell to the small and mid-sized markets.  For the fiscal years ended June 30, 2003 and 2002, the Company’s reseller sales accounted for approximately 62% and 64% of the Company’s total revenues, respectively.

Backlog

The Company believes that the dollar amount of backlog is not material to an understanding of its business as substantially all of the Company’s product revenues in each quarter result from orders received in that quarter.

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

Product Development

Our product development efforts are focused on enhancing and increasing the performance of our existing products and developing new products. During fiscal 2003 and 2002, research and development expenses were $641,125 and $691,426, respectively.  We intend to continue to commit resources to enhance and extend our product lines and develop interfaces to third party products.  Although we are continually seeking to further enhance our product offerings and to develop new products, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that our competitors will not develop and market products that are superior to our products or achieve greater market acceptance.  We also depend upon the reliability and viability of a variety of software development tools owned by third parties to develop our products. If these tools prove inadequate or are not properly supported, our ability to release competitive products in a timely manner could be adversely impacted.

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

Competition

We provide time and attendance, data collection and labor management solutions that enable businesses to optimize their labor resources.  The labor management industry is highly competitive.  Competition is increasing as businesses in related industries, such as human resources management, payroll processing and enterprise resource planning (“ERP”) enter the time and attendance market.  Advances in software development tools have accelerated the software development process and, therefore, enable competitors to penetrate our markets more readily.  Although we believe we have certain technological and other advantages over our current competitors, maintaining those advantages will require continued investment by the Company in research and development and marketing and sales initiatives.  There can be no assurance that we will have sufficient resources to make such investments or to achieve the technological advances necessary to maintain our competitive advantages.  Increased competition could adversely affect our operating results through price reductions and/or loss of market share.

We compete primarily on the basis of price/performance, quality, reliability and customer service.  In the time and attendance market, we compete against firms that sell automated time and attendance products to many industries, firms that focus on specific industries, and firms selling related products, such as payroll processing, human resources management, or ERP systems.  Our major competitor, Kronos Corporation is substantially larger and has access to significantly greater financial resources than the Company.  Competitive market conditions could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of June 30, 2003, we employed thirty-five individuals.  None of our employees are represented by a union or other collective bargaining agreement, and we consider our relations with our employees to be good.  We have encountered competition for experienced technical personnel for product development, technical support and sales and expect such competition to continue in the future.  Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect our ability to produce, support and sell products in a timely manner.

ITEM 2. Properties.

Our executive offices are located in Tempe, Arizona and consist of approximately 6,800 square feet under a lease that will expire in December 2004. Our rental expense for this facility in fiscal 2003 was approximately $185,000.  We believe our present facilities are adequate for our current requirements and that additional space will be available as needed in the future.

ITEM 3. Legal Proceedings.

We are from time to time involved in legal proceedings arising from the normal course of business.  As of the date of this report, we were not currently involved in any legal proceedings.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

No matter was submitted to vote of our security holders during the fourth fiscal quarter covered by this report.

PART II

ITEM 5. Market For Common Equity And Related Stockholder Matters.

Market for Common Stock

Our common stock, par value $.005 per share (“Common Stock”), is traded on the Over-The-Counter electronic bulletin board (the “OTC Bulletin Board”) maintained by the NASD under the symbol “VRXI.OB”.  The quoted prices reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

The table below reflects the high and low sales prices of our Common Stock for the periods indicated as reported by the OTC Bulletin Board:

Fiscal Year 2003

Period	High	Low

First quarter	$0.40	$0.17
Second quarter	0.30	0.16
Third quarter	0.23	0.15
Fourth quarter	0.51	0.15

Fiscal Year 2002

Period	High	Low

First quarter	$0.35	$0.20
Second quarter	0.22	0.10
Third quarter	0.37	0.17
Fourth quarter	0.40	0.16

Holders

As of September 25, 2003, there were approximately 285 holders of record of our Common Stock.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings for use in our business.

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2003.

EQUITY COMPENSATION PLAN INFORMATION(1)

	(a)		(b)	(c)
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by securityholders	485,781	(1)	$3.14	114,219	(2)

Equity compensation plans not approved by securityholders	1,005,928		$0.39	—

TOTAL	1,491,709		$1.29	114,219

(1)          Represents shares of common stock that may be issued pursuant to outstanding options granted under the 1999 Equity Compensation Plan.

(2)          Represents shares of common stock that may be issued pursuant to options available for future grant under the 1999 Equity Compensation Plan.

ITEM 6. Management’s Discussion And Analysis Or Plan Of Operation.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.  Critical accounting policies are defined as policies that management believes are (a) the most important to the portrayal of our financial condition and results of operations; and (b) that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in Item 7.  We believe our most critical accounting policies are revenue recognition, software development costs and the allowance for potentially uncollectible accounts receivable. This listing is not a comprehensive list of all of our accounting policies.  Please refer to Note 1 in the Notes to Consolidated Financial Statements for further information.

We derive our revenue from the sale of frontline labor management systems as well as sales of application software, parts and components.  Our systems consist of fully integrated software and intelligent data collection terminals.  We also derive revenues by providing maintenance, professional and educational services to our customers.  We recognize revenues from sales of our systems, application software, parts and components at the time of shipment, unless we have has significant obligations remaining.  When significant obligations remain, revenue is not recognized until such obligations have been completed or are no longer significant.  We recognize revenues from our sales-type leases of systems at time of shipment.  Service revenues are recognized ratably over the contractual period or as the services are performed.

We provide installation services and certain warranties to our customers.  We also provide, without additional charge, certain software product enhancements for customers covered under software maintenance contracts.  The provision for these expenses are made at the time revenues are recognized.

We capitalize software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility of the product.  The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in software and hardware technology.  Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a product-by-product basis using straight-line amortization with useful lives of five years or, if less, the remaining estimated economic life of the product.  Amounts related to internal software development that could be capitalized under this statement were deemed immaterial.

We provide for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and our prior history of uncollectible accounts receivable.  It is our practice to record an estimated allowance for sales returns and adjustments based on historical experience and to record individual charges for sales returns and adjustments directly to revenue as incurred.

Results of Operations

SELECTED FINANCIAL INFORMATION

	Fiscal Years Ended June 30,
	2003	2002

Total Revenues	$4,256,854	$3,285,315
Costs of Revenues	1,897,319	1,557,736
Gross Profit	2,359,535	1,727,579
Sales and Marketing Expense	1,112,762	903,112
Research and Development Expense	641,125	691,426
General and Administrative Expense	685,675	741,820
Net Loss	152,728	655,852
Basic Loss per Share	0.02	0.09

Comparison of the Fiscal Years Ended June 30, 2003 and June 30, 2002

Revenues.  Revenue for the fiscal year ended June 30, 2003 (the “reporting period”), increased 30% to $4,256,854, compared to revenue of $3,285,315 for the fiscal year ended June 30, 2002 (the “comparable period”).

Product Sales.  Product sales for the reporting period increased 27% to $3,362,154 in the reporting period, compared to product sales of $2,650,310 in the comparable period.  The increase was primarily attributable to the Company’s reseller sales operations.  The Company believes this increase was principally the result of an increased marketing effort in the reseller sales operations.  During the reporting period the Company increased its attendance at industry trade shows and performed more reseller training programs than in the comparable period.  The Company also offered two reseller sales incentive programs in the reporting period that were not offered in the comparable period.

Service Revenue.  Service revenue for the reporting period increased 41% to $894,700 in the reporting period, compared to service revenue of $635,005 in the comparable period.  The increase was principally the result of the increase in product sales as services are generally sold in conjunction with product sales.

Gross Profit.  Gross profit as a percentage of revenues was 55% in the reporting period and 53% in the comparable period.  The increase was attributable to an improved profit margin on services revenue in the reporting period.  Gross profit on product sales was 59% in the reporting and comparable period.  Gross profit on service revenues was 41% in the reporting period compared to 28% in the comparable period. The increase in gross profit percentage on services revenue is primarily due to a 41% increase in services revenue in the reporting period while limiting the increase in cost of services to 16% in the reporting period over the comparable period.

Expenses.  Total costs and expenses were $2,439,562, or 57% of revenues, in the reporting period, compared to $2,336,358, or 71% of revenues, in the comparable period.  The decrease in costs and expenses as a percentage of revenue in the reporting period is primarily due to increasing revenues in the reporting period by 30% while reducing research and development and general and administrative expenses.  Sales and marketing expenses were $1,112,762, or 26% of revenues, in the reporting period, compared to $903,112, or 28% of revenues, in the comparable period.  Research and development expenses were $641,125, or 15% of revenues, in the reporting period, compared to $691,426, or 21% of revenues, in the comparable period.  General and administrative expenses were $685,675, or 16% of revenues, in the reporting period, compared to $741,820, or 23% of revenues, in the comparable period.

Other income (expense) was $(72,701) in the reporting period and $(81,141) in the comparable period.  The decrease in expense is primarily due to a decrease in interest expense in the reporting period.

Liquidity and Capital Resources

As of June 30, 2003, the Company had working capital of $50,060, as compared to $17,505 at June 30, 2002.  Cash and cash equivalents at those dates amounted to $245,795 and $195,249, respectively.

Operations.  Net cash used by operations decreased to $180,141 in the reporting period, compared to net cash used by operations of $537,414 in the comparable period.  The net cash used in the current period was primarily attributable to the net loss, decreases in accounts payable and deferred revenue, and an increase in inventory, and was partially offset by a decrease in accounts receivable.  The Company was able to reduce its net cash used by operations by $357,273 in the current period primarily due to the decrease in the net loss in the current period.

Investment Activities.  The Company used $32,343 and $33,788, to purchase property and equipment in the report period and comparable period, respectively.

Financing Activities.  During the reporting period, the Company received net proceeds from long-term debt in the approximate amount of $32,000 and $250,000 from the sale of common stock. During the comparable period, the Company received net proceeds from long-term debt of approximately $120,000 and approximately $495,000 from the sale of common stock.

Based on our current level of operations, we believe that our available cash and cash equivalents, cash received from operations, available credit and proceeds from the sale of common stock (as discussed below in “Recent Developments”) will be sufficient to fund our working capital, capital expenditure requirements, and our debt service requirements as they come due, for the next twelve months. The Company may, however, seek to obtain additional capital through a line of credit at a financial institution or through additional debt or equity offerings during this time period.  The raising of additional capital in public markets will primarily be dependent upon prevailing market conditions and the demand for the Company’s products and services.  No assurance can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms.

Recent Developments

In August 2003, the Company completed a private placement of 1,303,000 shares of common stock, which generated proceeds of $547,260.  The Company will use the funds raised to finance key marketing initiatives and add personnel in the areas of sales, engineering and support services.

Certain Factors That May Affect Future Operating Results

Our actual operating results may differ from those indicated by forward-looking statements made in this Annual Report and/or Form 10-KSB and presented elsewhere by management because of a number of factors, including the demand for our software solutions, level of competition, success in establishing and expanding our distribution channels, success in attracting and retaining motivated and qualified personnel, ability to expand into existing and new domestic and international markets, development and marketing of new products and services, ability to control costs, our ability to develop and market our products and services, competitive pricing pressure, ability to attract and retain strategic partners, managing growth and capital and general economic conditions.  Our operating results will be materially and adversely affected if we do not successfully address these and other risks.  Many of these factors are beyond our control.

Growth and Capital Needs.  The growth of our business could require us to expend funds in excess of the cash generated by our operations.  We may need to raise additional funds in the future in order to fund more rapid expansion; to develop new and enhanced products; to increase customer support or technical staff; to respond to competitive pressures; and to acquire complimentary businesses, technologies, or services.  We cannot predict the timing and amount of any such capital requirements at this time.  If we raise additional funds through the issuance of equity or convertible securities, existing stockholders may experience additional dilution and such securities may have rights, preferences, or privileges senior to those of the rights of our common stockholders.  There can be no assurance that we will be able to obtain additional financing on acceptable terms, or at all.  If adequate funds are not available on acceptable terms, we may not be able to fund expansion, promote our products, take advantage of acquisition opportunities, develop or enhance products and services, or respond to competitive pressures.

We may wish to acquire complementary businesses, products, services, or technologies in the future.  We may not be able to identify suitable acquisition candidates or make acquisitions on commercially acceptable terms.  We may have difficulty integrating an acquired company’s personnel, operations, products, services, or technologies into our operations.  These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses, and adversely affect our business.

Competitive Factors.  The market for software solutions is constantly evolving and extremely competitive.  We expect competition to intensify in the future. We compete with major domestic companies.  Many of these competitors have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than we have, and we may be unable to compete effectively against them. Emerging companies also may increase their participation in the market for software applications such as that offered by the Company.

Product Development and Technological Change. Our success depends in part upon our ability to enhance our existing products and services and to develop new products and services on a timely and cost-effective basis.  We cannot provide assurance that we will be able to successfully identify new opportunities and develop and bring to market new products and services in a timely and cost effective manner.  In addition, we cannot provide assurance that our products and services will not become obsolete, noncompetitive, or that they will sustain market acceptance.

We may not be able to adapt to rapidly changing technologies or we may incur significant costs in doing so.  The software industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands.  New turn key business solution products and services based on new technologies or new industry standards could render our existing products and services obsolete and unmarketable.  To be successful, we must adapt to our rapidly evolving market by continually enhancing our products and services and introducing new products and services to address our users’ changing and increasingly sophisticated requirements.  We may use new technologies ineffectively or we may fail to adapt our products and infrastructure to meet customer requirements, competitive pressures, or emerging industry standards.  We could incur substantial costs if we need to modify our services or infrastructure.  Our business could be materially and adversely affected if we incur significant costs to adapt, or cannot adapt, to these changes.

Strategic Partners.  Our success depends on forming relationships with affiliates, resellers and licensees.  The success of our business model depends upon a constant revenue stream generated by a high number of end-users.  Our business model contemplates attracting end-users by forming relationships with affiliates, resellers, and licensees that market our products and services.  We believe that it will be less costly and more efficient for us to attract end-users through indirect distribution channels than to attempt to attract the end-users directly.  Consequently, we must establish and maintain relationships with resellers and licensees.  We may not be able to attract additional affiliates, resellers, or licensees on acceptable terms, or at all.  Our business, financial condition and results of operations will be materially and adversely affected if we fail to establish and maintain relationships with affiliates, resellers, and licensees on a cost-effective basis.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards “SFAS” No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and

complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company implemented the required disclosure provisions in the three month period ended March 31, 2003. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows as the Company does not anticipate making the voluntary change to the fair value method of accounting for stock-based compensation.

Inflation and Seasonality

The Company does not believe that its operations are significantly impacted by inflation.  The Company’s business is not seasonal in nature.

Forward-Looking Information

This Annual Report on Form 10-KSB contains certain forward-looking statements and information which we believe are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward looking statements contained herein can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The Company wishes to caution the reader that these forward-looking statements that are not historical facts, are only predictions.  No assurances can be given that the future results indicated, whether expressed or implied, will be achieved.  While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized.  Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report.  Examples of uncertainties that could cause such differences include, but are not limited to, the ability of the Company to attract and retain key personnel, especially highly skilled technology personnel, the ability of the Company to secure additional capital to finance its business plan, competition from other companies providing time and labor management hardware and software products, and the Company’s reliance on technology and information and telecommunication systems.  These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information.  Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected.  Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially.  There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

ITEM 7. Financial Statements.

The financial statements and schedules are included herewith commencing on page F-1.

INDEPENDENT AUDITORS’ REPORT

To The Stockholders and Board of Directors of

Vitrix, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Vitrix, Inc. and subsidiary as of June 30, 2003, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vitrix, Inc. and Subsidiary as of June 30, 2003, and the consolidated results of its operations, changes in stockholders’ equity (deficit), and its cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants	/s/ Semple & Cooper, LLP

Phoenix, Arizona
September 22, 2003

VITRIX, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	June 30, 2002

ASSETS
Current Assets:
Cash and cash equivalents (Note 1)	$245,795	$195,249
Accounts receivable – trade, net (Notes 1 and 2)	551,576	615,084
Inventory (Note 1)	232,815	174,697
Prepaid expenses and other current assets	34,451	47,708

Total Current Assets	1,064,637	1,032,738

Property and equipment, net (Notes 1 and 3)	115,633	142,984

Total Assets	$1,180,270	$1,175,722

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt (Note 4)	$283,148	$134,068
Accounts payable (Note 1)	272,129	355,381
Accrued liabilities	209,288	214,641
Deferred revenue (Note 1)	250,012	311,143

Total Current Liabilities	1,014,577	1,015,233

Long-term debt, less current portion (Note 4)	597,505	733,555

Total Liabilities	1,612,082	1,748,788

Commitments: (Note 6)	—	—

Stockholders’ Equity (Deficit): (Note 7)
Common stock, $.005 par value, 50,000,000 shares authorized, 10,656,057 and 9,105,828 shares issued and outstanding	53,280	45,529
Contributed capital	6,338,351	6,052,120
Accumulated deficit	(6,823,443)	(6,670,715)

Total Stockholders’ Equity (Deficit)	(431,812)	(573,066)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,180,270	$1,175,722

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

VITRIX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2003	2002

Revenues:
Product sales	$3,362,154	$2,650,310
Services revenue	894,700	635,005

Total Revenues	4,256,854	3,285,315

Cost of Revenues:
Product	1,366,973	1,099,572
Services	530,346	458,164

Total Cost of Revenues	1,897,319	1,557,736

Gross Profit	2,359,535	1,727,579

Costs and Expenses:
Sales and marketing	1,112,762	903,112
Research and development	641,125	691,426
General and administrative	685,675	741,820

Total Costs and Expenses	2,439,562	2,336,358

Net Loss from Operations	(80,027)	(608,779)

Other Income (Expense):
Interest expense	(79,204)	(87,324)
Other	5,385	1,993
Interest income	1,118	4,190

	(72,701)	(81,141)

Income Before Extraordinary Item	(152,728)	(689,920)

Extraordinary Item - Gain on extinguishment of debt	—	34,068

Net Loss	$(152,728)	$(655,852)

Basic Loss per Share (Note 1)	$(0.02)	$(0.09)

Weighted Average Number of Shares Outstanding	9,364,650	7,344,280

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

VITRIX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

	Common Stock		Contributed Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at June 30, 2001	6,295,828	$31,479	$5,503,970	$(6,014,863)	$(479,414)

Sale of common stock	2,475,000	12,375	482,625	—	495,000
Conversion of debt from a related party	300,000	1,500	58,500	—	60,000
Issuance of common stock for services	35,000	175	7,025	—	7,200
Net loss	—	—	—	(655,852)	(655,852)
Balance at June 30, 2002	9,105,828	$45,529	$6,052,120	$(6,670,715)	$(573,066)

Issuance of common stock for services	161,340	807	43,175	—	43,982
Sale of common stock	1,388,889	6,944	243,056	—	250,000
Net loss	—	—	—	(152,728)	(152,728)
Balance at June 30, 2003	10,656,057	53,280	6,338,351	(6,823,443)	(431,812)

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

VITRIX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2003	2002
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Loss	$(152,728)	$(655,852)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	59,694	80,242
Common stock, stock options and warrants issued for services	43,982	7,200
Gain on extinguishment of debt	—	(34,068)
Changes in Assets and Liabilities:
Accounts receivable-trade	63,508	(108,095)
Inventory	(58,118)	72,853
Prepaid expenses and other current assets	13,257	(4,837)
Accounts payable	(83,252)	(76,557)
Accrued liabilities	(5,353)	27,806
Deferred revenue	(61,131)	153,894
Net cash used by operating activities	(180,141)	(537,414)

Cash flows from investing activities:
Purchase of property and equipment	(32,343)	(33,788)
Net cash used by investing activities	(32,343)	(33,788)

Cash flows from financing activities:
Proceeds from long-term debt	150,000	560,000
Repayment of long-term debt	(117,977)	(438,512)
Repayment of capital leases	(18,993)	(27,623)
Proceeds from issuance of stock	250,000	495,000
Net cash provided by financing activities	263,030	588,865

Net change in cash and cash equivalents	50,546	17,663

Cash and cash equivalents at beginning of year	195,249	177,586

Cash and cash equivalents at end of year	$245,795	$195,249

Supplemental disclosure of cash flow information:
Interest paid	$83,178	$91,642
Income taxes paid	$—	$—
Noncash investing and financing activities:
Assets acquired by entering into capital leases	$—	$24,816
Conversion of related party notes and accrued interest to equity	$—	$60,000
Gain on extinguishment of debt - principal portion	$—	$19,500

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

VITRIX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates:

Nature of Business:

Vitrix, Inc. (the Company or Vitrix) through its wholly owned subsidiary, Time America, Inc. (previously known as Vitrix Incorporated), provides Time & Labor Management Solutions. Vitrix products improve productivity by automating Time and Attendance, Workforce Scheduling, and the management of labor resources, with features such as employee self-service, data capture technology, time sheet submittal, strategic reporting, and interface tools for payroll, human resources, resource planning, and third party application integration. Vitrix solutions are offered in a 100% Web-based Application Service Provider (ASP) product, PC based application, or in a client/server configuration.

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

Cash and Major Supplier Concentrations:

The Company maintains cash and cash equivalents at a financial institution.  Deposits not to exceed $100,000 at the financial institution are insured by the Federal Deposit Insurance Corporation.  At June 30, 2003 and 2002, the Company had uninsured cash and cash equivalents of approximately $213,000 and $71,000, respectively.

For the year ended June 30, 2003, the Company had three (3) major suppliers representing approximately eighty percent (80%) of cost of product revenues.  At June 30, 2003, the amount due to these suppliers included in accounts payable was $125,173.

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

The Company is the lessee of computer equipment, with an original cost of approximately $25,000, under a capital lease agreement expiring in September 2004. The assets and liabilities under the capital lease agreement is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are being depreciated over their estimated productive lives. Depreciation of the assets under the capital lease agreement is included in depreciation expense as noted above.

Software Development Costs:

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility of the product.  The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgement by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in software and hardware technology.  Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a product-by-product basis using straight-line amortization with useful lives of five years or, if less, the remaining estimated economic life of the product.  Amounts related to internal software development that could be capitalized under this statement were immaterial.

Revenue Recognition and Deferred Revenue:

The Company derives its revenues from the sale of frontline labor management systems as well as sales of application software, parts and components.  The Company’s systems consist of fully integrated software and intelligent data collection terminals.  The Company also derives revenues by providing maintenance, professional and educational services to its customers.  The Company recognizes revenues from sales of its systems, application software, parts and components at the time of shipment, unless the Company has significant obligations remaining.  When significant obligations remain, revenue is not recognized until such obligations have been completed or are no longer significant.  The Company recognizes revenues from its sales-type leases of systems at time of shipment.  Service revenues are recognized ratably over the contractual period or as the services are performed.

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

Loss Per Share:

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.  At June 30, 2003 and 2002, options and warrants to purchase 1,491,170 and 1,445,187, respectively, shares of the Company’s common stock were not included in the determination of diluted loss per share as their effect was anti-dilutive.

Stock-Based Compensation:

The company has adopted FAS No. 123, “Accounting for Stock-Based Compensation”.  Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by FAS No. 123. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans.  Accordingly, there is no related compensation expense recorded in the Company’s financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net loss and loss per share for the years ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts presented below:

	Year Ended June 30,
	2003	2002
Net loss:
As reported	$(152,728)	$(655,852)
Deduct: Total stock-based employee compensation expsense determined under the fair value based method for all awards, net of related tax effects	(116,284)	(119,103)

Pro forma	$(269,012)	$(774,955)

Loss per share:
As reported	$(0.02)	$(0.09)
Pro forma	$(0.03)	$(0.11)

Recent Accounting Pronouncements:

In December 2002, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards “SFAS” No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company implemented the required disclosure provisions in the three month period ended March 31, 2003. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows as the Company does not anticipate making the voluntary change to the fair value method of accounting for stock-based compensation.

Note 2

Accounts Receivable - Trade:

At June 30, 2003 and 2002 accounts receivable – trade consists of:

	2003	2002

Accounts receivable - trade	$606,576	$670,084
Less:
Allowance for doubtful accounts	(15,000)	(30,000)
Allowance for sales returns	(40,000)	(25,000)

	$551,576	$615,084

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the Company’s prior history of uncollectible accounts receivable. It is the Company’s practice to record an estimated allowance for sales returns and adjustments based on historical experience and to record individual charges for sales returns and adjustments directly to revenue as incurred.

Note 3

Property and Equipment:

At June 30, 2003 and 2002 property and equipment consists of:

	2003	2002

Computers, software and equipment	$312,909	$378,985
Furniture and fixtures	46,659	57,620
Leasehold improvements	15,103	15,103
	374,671	451,708
Less: accumulated depreciation	(259,038)	(308,724)

	$115,633	$142,984

Depreciation expense was $59,694 and $80,242, respectively, for the years ended June 30, 2003 and 2002.

Note 4

Long-term Debt:

At June 30, 2003 and 2002 long-term debt consists of the following:

	2003	2002

10% promissory note to a related party, 60 monthly principal and interest payments of $6,600 through October 2006; followed by a balloon payment of approximately $315,000. Collateralized by all assets of the Company.	$440,954	$476,856

Promissory note to a related party, interest at prime plus 1 percent, monthly interest only payments through November 2001 followed by twenty four monthly principal and interest payments of approximately $9,000. Due in full in October 2004. Collateralized by all assets of the Company.	277,557	359,632

$400,000 revolving line of credit with a shareholder, expiring on December 31, 2003, interest at 10%. Interest only payments due monthly. Collateralized by all assets of the Company.	150,000	—

Capital leases payable, interest at rates ranging from 15% to 24%, payable in monthly installments of principal and interest, maturing through September 2004.	12,142	31,135

	880,653	867,623
Less: current portion	(283,148)	(134,068)

Long-term debt	$597,505	$733,555

On January 13, 1994, the Company entered into a series of 10% convertible subordinated promissory notes due January 15, 1996 totaling $5,157,750.  On June 30, 1996 simultaneous with the closing of an asset sale, the Company completed an exchange offer in the aggregate principal amount of $5,040,750 with certain holders of the notes.  On October 21, 1996, the Company completed the extinguishments of $97,500 of the notes in exchange for cash and, common stock warrants leaving one remaining holder outstanding with a $19,500 note.  The Company has been unable to locate the beneficial owner of this note and recorded a gain on the extinguishment of the debt and accrued interest during the year ended June 30, 2002.

As of June 30, 2003 future minimum payments due under the long-term debt agreements are as follows:

Year Ending June 30,

2004	$273,680
2005	231,244
2006	44,860
2007	318,727

Total	$868,511

As of June 30, 2003 future minimum lease payments due under the capital lease agreements, are as follows:

Year Ending June 30,
2004	$11,051
2005	2,763

Total minimum lease payments	13,814
Less: amount representing interest	(1,672)
Present value of net minimum lease payments	12,142
Less: current maturities of capital lease obligations	(9,468)
Long-term maturities of capital lease obligations	$2,674

Note 5

Income Taxes:

As of June 30, 2003 and 2002 deferred tax assets consist of the following:

	2003	2002

Federal loss carryforwards	$1,210,000	$1,150,000
State loss carryforwards	300,000	290,000
Other	34,000	33,000
	1,544,000	1,473,000
Less: valuation allowances	(1,544,000)	(1,473,000)

	$—	$—

The Company has established a valuation allowance equal to the full amount of the deferred tax assets primarily because of uncertainty in the utilization of net operating loss carryforwards.

As a result of stock ownership changes, the Company’s ability to utilize net operating losses in the future could be limited, in whole or part, under Internal Revenue Code Section 382.  The Company was treated as an S-Corporation for income tax purposes through May 13, 1997.  As of June 30, 2003 the Company’s federal net operating loss carryforwards was approximately $3,800,000 and begins expiring in 2012 through 2022.

The Company’s tax expense (benefit) differed from the statutory rate primarily due to the $71,000 change in the deferred tax asset valuation allowance from June 30, 2002.

Note 6

Commitments:

The Company currently leases office space in Tempe, Arizona and office equipment and services under non-cancelable operating lease agreements which expire through June 2005. For the years ended June 30, 2003 and 2002, expense under the aforementioned non-cancelable operating lease agreements was approximately $205,000 and $210,000, respectively.

Future minimum lease payments due under the operating lease agreements are as follows:

Year Ending June 30,
2004	192,946
2005	104,230

$297,176

Note 7

Stockholders’ Equity:

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

A summary of the activity of options under the plan and non-statutory options granted outside the plan follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at June 30, 2001	837,381	$2.25
Granted	286,000	0.23
Exercised	—	—
Forfeited	(60,191)	1.40

Outstanding at June 30, 2002	1,063,190	$1.75

Granted	288,000	0.21
Exercised	—	—
Forfeited	(106,938)	0.73

Outstanding at June 30, 2003	1,244,252	$1.49

Additional information about outstanding options to purchase the Company’s common stock as of June 30, 2003 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Avg. Remaining Contractural Life (In Years)	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price

$22.50 - $13.10	6,300	5.17	$15.97	5,100	$16.45
$9.40 - $7.50	104,000	6.64	$9.33	78,000	$9.33
$3.40 - $2.20	139,523	7.01	$3.18	84,642	$3.06
$1.10	44,936	5.30	$1.10	44,936	$1.10
$0.44 - $0.40	434,492	7.82	$0.40	214,746	$0.40
$0.32 - $0.14	515,000	9.22	$0.22	298,500	$0.24

The company has adopted FAS No. 123, “Accounting for Stock-Based Compensation”.  Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by FAS No. 123. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans.  Accordingly, there is no related compensation expense recorded in the Company’s financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net loss and loss per share for the years ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts presented below:

	Year Ended June 30,
	2003	2002
Net loss:
As reported	$(152,728)	$(655,852)
Deduct: Total stock-based employee compensation expsense determined under the fair value based method for all awards, net of related tax effects	(116,284)	(119,103)

Pro forma	$(269,012)	$(774,955)

Loss per share:
As reported	$(0.02)	$(0.09)
Pro forma	$(0.03)	$(0.11)

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of three (3) years, risk-free interest rates of seven percent (7%), volatility at twenty five percent (25%), and a zero percent (0%) dividend yield.  The weighted average fair value at date of grant for options granted during the years ended June 30, 2003 and 2002 approximated $.38 and $.50, respectively.

Non-Employee Stock Options and Warrants:

In connection with its private placements of common stock during the year ended June 30, 2000 the Company issued 366,625 common stock warrants.  Each warrant entitles the holder to purchase one share of common stock at varying exercise prices depending on the round of funding.  The exercise price for the first round of funding was $3.50 per share and are exercisable until October 2002.  The exercise price for the second round of funding was $2.80 per share and are exercisable until February 2003.  The warrant agreement contains a price adjustment provision that stated if the Company sells common stock at a price below the exercise price of the warrants, the warrant exercise price would be adjusted to the price that the common stock was sold for.  As a result of the sale of common stock during the year ended June 30, 2002 at $.20 per share, the warrants exercise price has been adjusted to $.20.  In October, 2000, the Company entered into a Warrant Exercise Agreement with certain of its warrant holders under which participating holders of the Company’s $3.50 per share and $2.80 per share warrants could exercise their warrants for one-half of the exercise price set forth in such warrants.  In addition to the reduction in exercise price, each holder who participated in the Warrant Exchange Agreement also received a new warrant agreement under the same terms as the warrant agreement just exercised.  In connection with this Warrant Exchange Agreement, the Company received approximately $122,000 from the exercise of warrants to purchase 84,790 shares of common stock.  In connection with a February 2002 private placement of common stock, the Company agreed to extend the term of 147,500 of the above warrants for one year to a shareholder if the Company did not file a registration statement with the Securities and Exchange Commission to register the resale of the Common Stock purchased in the February 2002 private placement by August 2002.  The Company did not file a registration statement therefore the term of the warrants has been extended by one year.  In September 2003 the 147,500 warrants were exercised in full.  The remaining 219,125 warrants expired unexercised.

During the year ended June 30, 2000 the Company granted 15,000 options to an individual for consulting services.  The exercise price of the options is $4.50 per share and are exercisable through August 2002.  The fair value of the options granted was estimated at $11,500 at the date of grant using the Black-Scholes pricing model. In August 2002 the warrants expired unexercised.

The Company granted 414 options during the year ending June 30, 2000 to an Institution for consulting services in which a member of the Company’s Board of Directors is a Principal.  The exercise price of the options is $2.90 per share and are exercisable through November 2002.  The fair value of the options granted was estimated at $500 at the date of grant using the Black-Scholes pricing model. In November 2002 the warrants expired unexercised.

During the year ended June 30, 2001 the Company granted 12,000 warrants to an entity for consulting services.  The exercise price of the warrants ranges from $1.25 per share to $4.30 per share and are exercisable through March 2006.  The fair value was $21,000 at the date of grant, determined based on the value of services performed.  As of June 30, 2003 none of the warrants have been exercised.

During the year ended June 30, 2002 the Company granted 62,958 warrants to a related party in consideration for entering into a promissory note agreement with the Company.  The exercise price of the warrant is $.25 per share and is exercisable through September 2006.  As of June 30, 2003 none of the warrants have been exercised.

During the year ended June 30, 2002 the Company granted 25,000 warrants to a related party in consideration for entering into a revolving line of credit agreement with the Company.  The exercise price of the warrant is $.15 per share and is exercisable through November 2006.  As of June 30, 2003 none of the warrants have been exercised.

Note 8

Subsequent Events:

In August 2003, the Company completed a private placement of common stock.  The Company sold 1,303,000 shares with net proceeds of $519,897.

ITEM 8.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

Not applicable.

ITEM 8A. Controls and Procedures.

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of the end of the period covered by this report.

In connection with such evaluation, no change in our internal control over financial reporting occurred during the fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons.

Information regarding the Company’s directors and executive officers is provided below.

THOMAS S. BEDNARIK.  Mr. Bednarik, age 53, has served as President, Chief Executive Officer and a director of the Company since February 2000.  From April 1998 to February 2000, Mr. Bednarik served as Vice President of Sales and Support at NetPro Computing, Inc.  Mr. Bednarik has extensive executive and sales management experience in the information technology industry and has served in various executive management capacities, including Chief Executive Officer, President, Vice President and Executive Vice President, with firms such as Idea Corporation, Decision Data, Alcatel Information Systems and ITT Corporation.

CRAIG J. SMITH, CPA.  Mr. Smith, age 33, has served as the Company’s Vice President of Finance and Administration and Chief Financial Officer since April 1999.  From 1998 to 1999, Mr. Smith served as Controller of Pacific Numerix Corporation.  From 1993 to 1998, he served as an Audit Manager of Semple & Cooper LLP.  Mr. Smith earned a masters in business administration from Arizona State University in 2000 and a Bachelor of Science degree in finance and accounting from Minnesota State University-Mankato in 1992.

TODD P. BELFER.  Mr. Belfer, age 35, has served as a director of the Company since March 1999 and Chairman of the Board of Directors since November 1999. Mr. Belfer also served as Chairman of the Board of Directors of Time America, Inc. (previously Vitrix Incorpated) from April 1996 until March 1999.  Mr. Belfer co-founded Employee Solutions, Inc. in May 1990, and served as its Executive Vice-President and as a director from 1991 to 1996.  Mr. Belfer earned a Bachelor of Science in Finance and Real Estate from the University of Arizona in 1989.

LISE M. LAMBERT.  Ms. Lambert, age 46, has served as a director of the Company since April 1999 and as director of Time America, Inc. (previously Vitrix Incorporated) from January 1998 to March 1999.  In 2003, Ms. Lambert joined VistaCare, Inc. (VSTA), a Scottsdale-based health services company, where she serves as the Sr. Vice President of Strategic Planning and Business Formation. Since 1996, Ms. Lambert has also served as President of Relevant, Inc., a consulting company for the computer software industry.  In 1986, Ms. Lambert co-founded Mastersoft, Inc., where she served as Vice-President of Marketing from 1986 to 1990 and Senior Vice-President of Sales from 1990 to 1995. Ms. Lambert also serves as director for Involve Technology, Inc.  Ms. Lambert earned a Bachelor of Arts degree in education and a Masters degree in deafness and audiology from Smith College.

ROBERT W. ZIMMERMAN. Mr. Zimmerman, age 51, has served as a director of the Company since March 2001.  Mr. Zimmerman was one of the original investors and directors of Time America, Inc. prior to its merger with the Company.  Mr. Zimmerman is President, co-managing shareholder and attorney for Mallery & Zimmerman, S.C., a general practice law firm with offices in Milwaukee, Cedarburg, Green Bay, Stevens Point and Wausau, Wisconsin.  Mr. Zimmerman graduated from Marquette University in 1974 with majors in Accounting and Finance and from Marquette University Law School in 1977.  After law school Mr. Zimmerman worked in the Milwaukee office of Arthur Andersen & Co. in the tax department and received his Wisconsin CPA certificate.

ROBERT J. NOVAK.  Mr. Novak, age 58, has served as a director of the Company since September 2003.  Mr. Novak has been a member of Jennings, Strouss & Salmon, P.L.C., a full service law firm, since 1999.  Mr. Novak is the founder and owner of Novak Companies, Inc., a diversified group of companies in real estate development, financing, management, equity financing and participation in private and public companies.  Mr. Novak also founded and owned Robert J. Novak & Associates, Ltd., a law firm, from 1987 to 1999.  Mr. Novak was also a founder, director and officer of Medical Safety Products, Inc., a medical product developer, from 1987 to 2001.  Mr. Novak earned Bachelor of Arts degrees in political science and economics from Drake University in 1967 and a Juris Doctorate from the University of Arizona in 1971.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, as well as persons beneficially owning more than 10% of the Company’s outstanding Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”) within specified time periods.  Such officers, directors and shareholders are also required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended June 30, 2003.

ITEM 10.  Executive Compensation.

The following table summarizes all compensation to the Company’s Chief Executive Officer and to the Company’s other most highly compensated executive officers other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000 (collectively, the “Named Officers”), for services rendered to the Company for each of the fiscal years ended June 30, 2003, 2002 and 2001.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards
Name and Principal Position(1)	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Securities Underlying Options/SARS (#)

Thomas S. Bednarik(2) President and Chief Executive Officer	2003	$130,000	-0-	-0-	150,000	(2)
	2002	$130,000	-0-	-0-	100,000	(2)
	2001	$118,750	$12,704	-0-	325,000	(2)

(1)                                  No other executive officer of the Company received compensation in excess of $100,000 for the periods presented.

(2)                                  Mr. Bednarik was appointed President and Chief Executive Officer of the Company effective February 17, 2000.  Pursuant to the terms of an Incentive Stock Option Agreement dated August 22, 2000, Mr. Bednarik was granted options to purchase 100,000 shares of the Company’s Common Stock at a per share exercise price of $3.40.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated April 17, 2001, Mr. Bednarik was granted options to purchase 225,000 shares of the Company’s Common Stock at a per share exercise price of $0.40.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated December 31, 2001, Mr. Bednarik was granted options to purchase 100,000 shares of the Company’s Common Stock at a per share exercise price of $0.17.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated December 31, 2002, Mr. Bednarik was granted options to purchase 50,000 shares of the Company’s Common Stock at a per share exercise price of $0.18.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated April 15, 2003, Mr. Bednarik was granted options to purchase 100,000 shares of the Company’s Common Stock at a per share exercise price of $0.16.

The following table sets forth information concerning individual grants of stock options made to the Named Officers during the fiscal year ended June 30, 2003.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name and Principal Position	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date	Potential Realized Value at Assumed Rates of Annual Stock Price Appreciation For Option Term (2)
					5% ($)	10% ($)

Thomas S. Bednarik, President and Chief Executive Officer	50,000	17%	$0.18	12/2012	$5,700	$14,300
	100,000	35%	$0.16	4/2013	$10,100	$25,500

(1)                                  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated December 31, 2002, Mr. Bednarik was granted options to purchase 50,000 shares of the Company’s Common Stock at a per share exercise price of $0.18.  The options vested immediately and have a term of ten years.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated April 15, 2003, Mr. Bednarik was granted options to purchase 100,000 shares of the Company’s Common Stock at a per share exercise price of $0.16.  The options vest in four increments over one year and have a term of ten years.

(2)                                  Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term.  These gains are based on assumed rates of stock appreciation of 5% or 10% compounded annually from the date the options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock.  Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall stock market conditions, as well as the option holder’s continued employment through the vesting period.  The amounts reflected in this table may not necessarily be achieved.

Option Exercise

There were no option exercises by the Named Officers during the fiscal year ended June 30, 2003.

Employment Agreements

As of February 15, 2000, the Board of Directors approved the terms of Mr. Bednarik’s at-will employment with the Company for services as its President and Chief Executive Officer.  Under the terms of a letter agreement, dated as of February 17, 2000, Mr. Bednarik receives a base salary of $115,000, which was increased to $130,000 effective April 2001.

Mr. Bednarik is also entitled to participate in the Company’s medical and dental plans, with the Company paying 80% of the cost of Mr. Bednarik’s coverage and 50% of the cost of the medical coverage for Mr. Bednarik’s family.  Under the terms of the letter agreement, a portion of Mr. Bednarik’s unvested options become immediately vested in the event he is terminated without cause (as such term is defined in his Option Agreements with the Company).  In the event the Company is acquired or merged into another company, any unvested options will become automatically vested.

ITEM 11.  Security Ownership Of Certain Beneficial Owners And Management.

The following table sets forth certain information, as of September 1, 2003, concerning the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the Company’s Common Stock; (ii) each Director; (iii) each of the Named Officers; and (iv) all Directors and executive officers of the Company as a group.  To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Name and Address of Beneficial Owner (2)	Shares Beneficially Owned (1)
	Number		Percent
Thomas S. Bednarik	606,250	(3)	4.8%
Todd P. Belfer	1,233,627	(4)	10.2
Lise M. Lambert	112,663	(5)	*
Robert W. Zimmerman	187,675	(6)	1.5
Robert J. Novak	130,000		1.1
Craig J. Smith	77,494	(7)	*
All directors and Named Officers as a group	2,347,709		18.3
Joseph L. Simek	3,948,585	(8)	32.4
Circle F. Ventures LLC	986,111		8.2

* Less than 1.0%

(1)                                  A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right.  Shares of Common Stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.  The amounts and percentages are based upon 12,106,557 shares of Common Stock outstanding as of September 1, 2003.

(2)                                  The address of each of the beneficial owners is c/o Vitrix, Inc., 51 West Third Street, Suite 310, Tempe, Arizona 85281, except for Circle F. Ventures LLC whose address is 17797 North Perimeter Drive, Suite 105, Scottsdale, Arizona 85255 and Joseph L. Simek whose address is 611 North Road, Medford, Wisconsin 54461.

(3)                                  Includes 487,500 shares of Common Stock underlying unexercised options that were exercisable on September 1, 2003, or within 60 days thereafter.

(4)                                  Includes 62,500 shares of Common Stock underlying unexercised options that were exercisable on September 1, 2003 or within 60 days thereafter.

(5)                                  Includes 78,469 shares of Common Stock underlying unexercised options that were exercisable on September 1, 2003, or within 60 days thereafter.

(6)                                  Includes 47,500 shares of Common Stock underlying unexercised options that were exercisable on September 1, 2003, or within 60 days thereafter.

(7)                                  Includes 50,494 shares of Common Stock underlying unexercised options that were exercisable September 1, 2003, or within 60 days thereafter.

(8)                                  Includes 87,958 shares of Common Stock issuable upon exercise of warrants issued in consideration for entering into debt agreements during the fiscal year ended June 30, 2002.

ITEM 12.  Certain Relationships And Related Transactions.

Except as set forth below, the Company did not have any transactions during fiscal years 2003 and 2002 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company’s Common Stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $60,000.

On March 31, 2001, the Company borrowed $400,000 from Joseph L. Simek, a significant stockholder of the Company.  The loan bears interest at an annual rate of prime plus one percent (1%) and is secured by all of the Company’s assets.  Principal and interest payments of approximately $8,500 are due monthly, with the outstanding principal balance due on October 1, 2004.  On November 2, 2001, Mr. Simek agreed to provide the Company with a $200,000 line of credit, which is also secured by all of the Company’s assets.  On September 24, 2002, Mr. Simek agreed to provide the Company with an additional $200,000 line of credit, which is also secured by all of the Company’s assets.  Borrowings under the lines of credit bear interest at an annual rate of 10%.  The lines of credit have a maturity date of December 31, 2003.  At June 30, 2003, $277,557 was outstanding under the $400,000 loan and $150,000 was outstanding under the line of credit.

On September 4, 2001, the Company borrowed $500,000 from Francis Simek, the spouse of Mr. Simek.  This loan bears interest at an annual rate of 10% and is secured by all of the Company’s assets.  Principal and interest payments of $6,600 are due and payable monthly over a 60-month period.  At June 30, $476,856 was outstanding under this loan.

In May 2003, Todd P. Belfer, Director, purchased 450,000 shares of Common Stock of the Company in a private placement transaction.

In May 2003, Circle F. Ventures LLC, a 5% security holder, purchased 111,111 shares of Common Stock of the Company in private placement transaction.

ITEM 13. Exhibits And Reports on Form 8-K.

(a)                                  Exhibits. The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-KSB.

(b)                                 Reports on Form 8-K.

(1)                                  No reports were filed on Form 8-K during the fiscal quarter ended June 30, 2003.

ITEM 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2002 and June 30, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		June 30, 2003	June 30, 2002
(i)	Audit Fees	$25,400	$23,100
(ii)	Audit Related Fees	$—	$—
(iii)	Tax Fees	$3,000	$7,250
(iv)	All Other Fees	$500	$1,600

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITRIX, INC.

/s/ Thomas S. Bednarik
Thomas S. Bednarik, President and Chief Executive Officer (Principal Executive Officer)
Dated: September 29, 2003

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas S. Bednarik and Craig J. Smith, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstititon for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ Thomas S. Bednarik	President, CEO and Director	September 29, 2003
Thomas S. Bednarik	(Principal Executive Officer)

/s/ Craig J. Smith	Chief Financial Officer	September 29, 2003
Craig J. Smith	(Principal Financial Officer)

/s/ Todd P. Belfer	Chairman of the Board	September 29, 2003
Todd P. Belfer

/s/ Lise M. Lambert	Director	September 29, 2003
Lise M. Lambert

/s/ Robert W. Zimmerman	Director	September 29, 2003
Robert W. Zimmerman

/s/ Robert J. Novak	Director	September 29, 2003
Robert J. Novak

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO RULES 13A-14 AND 15D-14
OF THE SECURITIES EXCHANGE ACT OF 1934

I, Thomas S. Bednarik, President and Chief Executive Officer of Vitrix, Inc. (the “Company”), certify that:

(1)                                  I have reviewed this Annual Report on Form 10-KSB for the fiscal year ended June 30, 3003 (the “Report”);

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

(4)                                  The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

(a)                                  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the periodic report is being prepared;

(b)                                 evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Annual Report based on such evaluation; and

(c)                                  disclosed in this Annual Report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function): (i) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

(ii)                                  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Dated: September 29, 2003

By:	/s/ Thomas S. Bednarik
Thomas S. Bednarik
President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO RULES 13A-14 AND 15D-14
OF THE SECURITIES EXCHANGE ACT OF 1934

I, Craig J. Smith, Vice President - Finance and Administration and Chief Financial Officer of Vitrix, Inc. (the “Company”), certify that:

(1)                                  I have reviewed this Annual Report on Form 10-KSB for the fiscal year ended June 30, 3003 (the “Report”);

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

(4)                                  The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

(a)                                  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the periodic report is being prepared;

(b)                                 evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Annual Report based on such evaluation; and

(c)                                  disclosed in this Annual Report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function): (i) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

(ii)                                  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Dated: September 29, 2003

By:	/s/ Craig J. Smith
Craig J. Smith
Vice President - Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	By Reference from Document	No. in Document

3.1	Registrant’s Articles of Incorporation	A	3.1

3.1.1	Registrant’s Amendment to its Articles of Incorporation, dated November 7, 1988	A	3.1.1

3.1.2	Registrant’s Amendment to its Articles of Incorporation, dated June 25, 1991	B	3.1.2

3.1.3	Registrant’s Certificate of Reverse Stock Split, dated February 15, 1994	C	3.1.3

3.1.4	Registrant’s Certificate of Designation of Series A Preferred Stock, dated June 27, 1996	D	3.1.4

3.1.5	Registrant’s Amendment to Articles of Incorporation, dated June 25, 1996	D	3.15

3.1.6	Registrant’s Certificate of Designation of Series B Preferred Stock, dated March 31, 1999	E	3.1.6

3.1.7	Registrant’s Amendment to Articles of Incorporation, dated October 7, 1999.	F	3.1

3.2	Amended Bylaws of the Registrant	C	3.2

4.1	Registrant’s Form of Common Stock Certificate	A	4.1

10.6	1999 Equity Compensation Plan	E	10.7

10.7.1	Lease Agreement, dated September 3, 1999, between LAFP Phoenix, Inc., as lessor, and the Registrant, as lessee.	F	10.1

10.7.2	First Amendment to Office Lease Agreement, dated March 28, 2000, between LAFP Phoenix, Inc., as lessor and the Registrant, as lessee.	G	10.1

Exhibit Number	Description	By Reference from Document	No. in Document
10.8	Securities Purchase Agreement, dated September 21, 1999, between Circle F Ventures, LLC and the Registrant.	F	10.2

10.10	Merger Agreement, dated March 28, 2001 by and among Vitrix, Inc., Vitrix Incorporated, and Time America, Inc.	H	2.1

10.12	Letter from BDO Seidman, LLP, dated June 4, 2001, regarding its concurrence or disagreement with the statements made by the registrant in the current report concerning the resignation or dismissal as the registrants’ principal accountant.	I	16

10.13	Promissory Note Agreement dated September 4, 2001 between Vitrix, Inc. and Frances L. Simek	J	—

10.14	Security Agreement dated September 4, 2001 between Vitrix, Inc. and Frances L. Simek	J	—

10.15	Warrant to purchase common stock agreement dated September 4, 2001 between Vitrix, Inc. and Frances L. Simek	J	—

10.16	Promissory Note Agreement dated March 31, 2001 between Time America, Inc and Joseph L. Simek	K	—

10.17	Revolving Credit Agreement dated November 2, 2001 between Vitrix, Inc and Joseph L. Simek	K	—

31	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934	Filed herewith	—

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	—

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

C.             Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1994.

D.            Form 8-K Current Report reporting event on June 28, 1996.

E.              Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1999.

F.              Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended September 30, 1999.

G.             Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended March 31, 2000.

H.            Form 8-K Current Report reporting event on April 13, 2001.

I.                 Form 8-K Current Report reporting event on June 6, 2001.

J.                Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 2001

K.            Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 2002