Form 10QSB
period 2003-09-30
VITRIX INC /NV/
filed 2003-11-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File number 33-58694

Vitrix, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	13-3465289
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

51 West Third Street, Suite 310, Tempe, Arizona 85281
(Address of principal executive offices)

(480) 967-5800
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At November 7, 2003, the issuer had outstanding 12,106,557 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:    Yes  ☐   No  ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

VITRIX, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	June 30, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$370,675	$245,795
Accounts receivable – trade, net	809,711	551,576
Inventory	242,504	232,815
Prepaid expenses and other current assets	41,865	34,451

Total Current Assets	1,464,755	1,064,637

Property and equipment, net	150,475	115,633

Total Assets	$1,615,230	$1,180,270

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$282,565	$283,148
Accounts payable	282,127	272,129
Accrued liabilities	232,571	209,288
Deferred revenue	296,395	250,012

Total Current Liabilities	1,093,658	1,014,577

Long-term debt, less current portion	565,560	597,505

Total Liabilities	1,659,218	1,612,082

Commitments:	—	—

Stockholders’ Equity (Deficit):
Common stock, $.005 par value, 50,000,000 shares authorized, 12,106,557 and 10,656,057 shares issued and outstanding	60,533	53,280
Contributed capital	6,880,495	6,338,351
Accumulated deficit	(6,985,016)	(6,823,443)

Total Stockholders’ Equity (Deficit)	(43,988)	(431,812)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,615,230	$1,180,270

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

VITRIX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2003	2002
Revenues:
Product sales	$898,328	$909,683
Services revenue	228,069	198,553

Total Revenues	1,126,397	1,108,236

Cost of Revenues:
Product	386,024	358,694
Services	135,554	125,745

Total Cost of Revenues	521,578	484,439

Gross Profit	604,819	623,797

Costs and Expenses:
Sales and marketing	390,293	261,002
Research and development	171,632	169,040
General and administrative	184,649	164,906

Total Costs and Expenses	746,574	594,948

Net Income (Loss) from Operations	(141,755)	28,849

Other Income (Expense):
Interest expense	(19,811)	(18,979)
Other	(7)	—
Interest income	—	745

	(19,818)	(18,234)

Net Income (Loss)	$(161,573)	$10,615

Net Income (Loss) per Common Share
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted Average Common Shares Outstanding
Basic	11,476,709	9,144,087
Diluted	11,476,709	9,167,787

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

VITRIX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2003 AND

THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003 (Unaudited)

	Common Stock		Contributed Capital	Accumulated Deficit
	Shares	Amount			Total

Balance at June 30, 2002	9,105,828	$45,529	$6,052,120	$(6,670,715)	$(573,066)

Issuance of common stock for services	161,340	807	43,175	—	43,982
Sale of common stock	1,388,889	6,944	243,056	—	250,000
Net loss	—	—	—	(152,728)	(152,728)
Balance at June 30, 2003	10,656,057	53,280	6,338,351	(6,823,443)	(431,812)

Exercise of Warrants	147,500	738	28,762	—	29,500
Sale of common stock	1,303,000	6,515	513,382	—	519,897
Net loss	—	—	—	(161,573)	(161,573)
Balance at September 30, 2003	12,106,557	$60,533	$6,880,495	$(6,985,016)	$(43,988)

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

VITRIX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
	2003	2002
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net income (loss)	$(161,573)	$10,615
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	13,302	17,334
Common stock issued for services	—	36,334
Changes in Assets and Liabilities:
Accounts receivable-trade	(258,135)	(20,752)
Inventory	(9,689)	(20,671)
Prepaid expenses and other current assets	(7,414)	(13,598)
Accounts payable	9,998	64,660
Accrued liabilities	23,283	(39,324)
Deferred revenue	46,383	(42,465)
Net cash used by operating activities	(343,845)	(7,867)

Cash flows from investing activities:
Purchase of property and equipment	(48,144)	(2,450)
Net cash used by investing activities	(48,144)	(2,450)
Cash flows from financing activities:
Repayment of capital leases	(2,195)	(6,381)
Repayment of debt	(30,333)	(28,024)
Proceeds from issuance of stock and exercise of warrants	549,397	—
Net cash provided (used) by financing activities	516,869	(34,405)

Net change in cash and cash equivalents	124,880	(44,722)

Cash and cash equivalents at beginning of period	245,795	195,249

Cash and cash equivalents at end of period	$370,675	$150,527

Supplemental disclosure of cash flow information:
Interest paid	$19,811	$19,045
Income taxes paid	$—	$—

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Vitrix, Inc. and subsidiary (“Vitrix” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three month period ended September 30, 2003, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	September 30, 2003	September 30, 2002

Net income (loss)	$(161,573)	$10,615
Weighed average shares	11,476,709	9,144,087
Effect of dilutive securities:
Employee stock options	—	23,700
Adjusted weighed averages shares and assumed conversions	11,476,709	9,167,787
Basic earnings (loss) per share	$(0.01)	$0.00
Diltued earnings (loss) per share	$(0.01)	$0.00

Outstanding options to purchase 937,190 shares of common stock and warrants to purchase 466,997 shares of common stock were not included in computing diluted earnings per share for period ended September 30, 2002 because their effects were antidilutive.

New Accounting Pronouncements:

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150).  This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. In general, SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 did not have an impact on the Company’s consolidated financial position or disclosures.

In December 2002, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards “SFAS” No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company implemented the required disclosure provisions in the three month period ended March 31, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  The Company does not anticipate making the voluntary change to the fair value method of accounting for stock-based compensation.

The Company has adopted Financial Accounting Standards (“FAS”) No. 123, “Accounting for Stock-Based Compensation”.  Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology.  The Company has adopted the disclosure-only provisions, as permitted by FAS No. 123.  The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans.  Accordingly, there is no related compensation expense recorded in the Company’s financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net income (loss) and income (loss) per share for the three months ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts presented below:

	Three Months Ended September 30,
	2003	2002

Net income (loss):
As reported	$(161,573)	$10,615

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(22,843)	(22,353)

Pro forma	$(184,416)	$(11,738)

Basic income (loss) per share:
As reported	$(0.01)	$(0.00)
Pro forma	$(0.02)	$(0.00)

Diluted income (loss) per share:
As reported	$(0.01)	$(0.00)
Pro forma	$(0.02)	$(0.00)

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of three (3) years, risk-free interest rates of seven percent (7%), volatility at twenty five percent (25%), and a zero percent (0%) dividend yield.

Stockholders’ Equity:

In August 2003, the Company completed a private placement of 1,303,000 shares of common stock at $0.42 per share.  The Company received net proceeds of $519,897 and intends to use those funds primarily for additional sales and engineering resources.

Item 2. Management’s Discussion And Analysis Or Plan Of Operation.

Critical Accounting Policies

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.  We believe our most critical accounting policies are revenue recognition, software development costs and the allowance for potentially uncollectible accounts receivable.

The Company derives its revenues from the sale of frontline labor management systems as well as sales of application software, parts and components.  The Company’s systems consist of fully integrated software and intelligent data collection terminals.  The Company also derives revenues by providing maintenance, professional, and educational services to its customers.   The Company recognizes revenues from sales of its systems, application software, parts, and components at the time of shipment, unless the Company has significant obligations remaining.  When significant obligations remain, revenue is not recognized until such obligations have been completed or are no longer significant.  The Company recognizes revenues from its sales-type leases of systems at time of shipment.  Service revenues are recognized ratably over the contractual period or as the services are performed.

The Company provides installation services and certain warranties to its customers. It also provides, without additional charge, certain software product enhancements for customers covered under software maintenance contracts.  The provision for these expenses are made at the time revenues are recognized.

The Company capitalizes software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility of the product.  The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in software and hardware technology.  Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a product-by-product basis using straight-line amortization with useful lives of five years or, if less, the remaining estimated economic life of the product.  Amounts related to internal software development that could be capitalized under this statement were immaterial.

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

Comparison of the Three Months Ended September 30, 2003 and September 30, 2002

Revenues.  Revenue for the three month period ended September 30, 2003 (the “reporting period”), rose 2% to $1,126,397, compared to revenue of $1,108,236 for the three month period ended September 30, 2002 (the “comparable period”).  The Company’s product sales decreased by 1% and services revenue increased by 15% over the comparable period.  The Company believes that product revenue was flat primarily because the prior year’s quarter was bolstered by a large customer purchase.  The current quarter is the largest revenue quarter in Company history and the comparable period last year is the second highest ever.

Gross Profit.  Gross profit as a percentage of revenues decreased to 54% in the reporting period, compared to 56% in the comparable period.  The gross profit percentage on product sales decreased by 4% over the comparable period and the gross profit percentage on services revenue increased by 4% over the comparable period.

The decrease in gross profit percentage on products was primarily attributable to two factors.  The Company’s product revenue is comprised of software and hardware sales.  In the reporting period revenue was derived from sales of systems in which hardware, which yields a lower gross profit than software, represented a higher proportion of product revenues than in the comparable period.  Secondly, our hardware is principally comprised of two general data collection terminals, badge terminals and biometric units.  Our gross profit is greater on badge terminals than biometric units because we add value to our badge terminals by installing software on the terminals.  In the current quarter we sold a greater percentage of biometric units than in the comparable quarter in fiscal 2002.

The increase in gross profit percentage on services revenue is primarily due to a 15% increase in services revenue in the reporting period while limiting the increase in cost of services to 8% in the reporting period over the comparable period.

Expenses.  Total costs and expenses were $746,574, or 66% of revenues, in the reporting period, compared to $594,948, or 54% of revenues, in the comparable period.  The increase in costs and expenses as a percentage of revenue in the reporting period is primarily due to a 50% increase in sales and marketing expenses in the current period. Sales and marketing expenses were $390,293, or 35% of revenues, in the reporting period, compared to $261,002, or 24% of revenues, in the comparable period.  In August 2003 we completed a private placement yielding net proceeds to the Company of approximately $550,000.  The primary use of proceeds of those funds was to finance key marketing initiatives and add sales personnel.  Research and development expenses were $171,632, or 15% of revenues, in the reporting period, compared to $169,040, or 15% of revenues, in the comparable period.  General and administrative expenses were $184,649, or 16% of revenues, in the reporting period, compared to $164,906, or 15% of revenues, in the comparable period.

Liquidity and Capital Resources

At September 30, 2003, the Company had working capital of $371,097, compared to $44,127 at September 30, 2002.  Cash and cash equivalents at those dates amounted to $370,675 and $150,527, respectively.

Operations.  Net cash used by operations increased to $343,845 in the reporting period, compared to net cash used by operations of $7,867 in the comparable period.  The net cash used in the current period was primarily attributable to the net loss and an increase in accounts receivable, which was partially offset by decreases in accrued liabilities and deferred revenue.

Investment Activities.  For the reporting period, the Company used $48,144 to purchase property and equipment, compared to $2,450 of property and equipment purchases in the comparable period.  Major purchases in the current quarter included a new trade show booth.

Financing Activities.  For the reporting period the Company generated $516,869 in financing activities primarily due to proceeds for the issuance of common stock in a private placement offering and warrant exercises.  In the comparable period the Company used $34,405 in financing activities primarily due to repayment of debt.

The Company’s liquidity is affected by many other factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies.  Although the Company’s cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the Company’s borrowing capacity under its two credit facilities, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next 12 months.  The Company may, however, seek to obtain additional capital through a line of credit at a financial institution or through additional debt or equity offerings during this time period.  The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for the Company’s products and services.  No assurance can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms.

Item 3. Controls and Procedures

Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of November      , 2003, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

FORWARD-LOOKING INFORMATION

The statements contained in this Quarterly Report on Form 10-QSB that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which the Company believes are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions.  No assurances can be given that the future results indicated, whether expressed or implied, will be achieved.  While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized.  Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report.  These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information.  Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected.  Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially.  There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is from time to time involved in legal proceedings arising from the normal course of business.   As of the date of this report, the Company is not currently involved in any legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

In August 2003, the Company completed a private placement of 1,303,000 shares of common stock at $0.42 per share with accredited investors.  The Company received net proceeds of $519,897 and intends to use those funds primarily for additional sales and engineering resources.  The common stock was issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

Item 6.  Exhibits And Reports On Form 8-K.

(a)                                  The following exhibits are filed herewith pursuant to Regulation S-B.

No.	Description

31	Certifications Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

No reports were filed on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITRIX, INC.

Dated: November 14, 2003

	By	/s/ Craig J. Smith
Craig J. Smith
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31	Certifications Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.