Form 10QSB
period 2003-12-31
TIME AMERICA INC
filed 2004-02-12
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File number 33-58694

Time America, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	13-3465289
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

51 West Third Street, Suite 310, Tempe, Arizona 85281
(Address of principal executive offices)

(480) 967-5800
(Issuer’s telephone number)

Vitrix, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At February 6, 2004, the issuer had outstanding 13,546,052 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:   Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$978,898	$245,795
Accounts receivable – trade, net	672,159	551,576
Inventory	360,395	232,815
Prepaid expenses and other current assets	59,626	34,451

Total Current Assets	2,071,078	1,064,637

Property and equipment, net	161,643	115,633

Total Assets	$2,232,721	$1,180,270

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$430,726	$283,148
Accounts payable	190,083	272,129
Accrued liabilities	249,367	209,288
Deferred revenue	334,779	250,012

Total Current Liabilities	1,204,955	1,014,577

Long-term debt, less current portion	384,398	597,505

Total Liabilities	1,589,353	1,612,082

Commitments:	—	—

Stockholders’ Equity (Deficit):
Common stock, $.005 par value, 50,000,000 shares authorized; 13,546,052 and 10,656,057 shares issued and outstanding	67,730	53,280
Contributed capital	7,843,346	6,338,351
Accumulated deficit	(7,267,708)	(6,823,443)

Total Stockholders’ Equity (Deficit)	643,368	(431,812)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,232,721	$1,180,270

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Revenues:
Product sales	$867,311	$810,534	$1,765,639	$1,720,217
Services revenue	260,013	226,230	488,082	424,783

Total Revenues	1,127,324	1,036,764	2,253,721	2,145,000

Cost of Revenues:
Product	343,723	319,060	729,746	677,754
Services	153,036	129,912	288,590	255,657

Total Cost of Revenues	496,759	448,972	1,018,336	933,411

Gross Profit	630,565	587,792	1,235,385	1,211,589

Costs and Expenses:
Sales and marketing	469,383	291,006	859,675	552,008
Research and development	201,073	163,829	372,703	332,869
General and administrative	225,672	178,541	410,323	343,447

Total Costs and Expenses	896,128	633,376	1,642,701	1,228,324

Net Loss from Operations	(265,563)	(45,584)	(407,316)	(16,735)

Other Income (Expense):
Interest expense	(18,835)	(20,382)	(38,646)	(39,361)
Other	—	40	(7)	40
Interest income	1,704	364	1,704	1,109

	(17,131)	(19,978)	(36,949)	(38,212)

Net Loss	$(282,694)	$(65,562)	$(444,265)	$(54,947)

Basic Loss per Share	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Weighted Average Number of Shares Outstanding	12,810,393	9,219,371	12,143,551	9,181,729

See Notes to Consolidated Financial Statements

TIME AMERCIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2003 AND

THE SIX MONTH PERIOD ENDED DECEMBER 31, 2003 (Unaudited)

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2002	9,105,828	$45,529	$6,052,120	$(6,670,715)	$(573,066)

Issuance of common stock for services	161,340	807	43,175	—	43,982
Sale of common stock	1,388,889	6,944	243,056	—	250,000
Net loss	—	—	—	(152,728)	(152,728
Balance at June 30, 2003	10,656,057	53,280	6,338,351	(6,823,443)	(431,812)

Exercise of Warrants	147,500	738	28,762	—	29,500
Exercise of stock options	5,496	27	2,071		2,098
Sale of common stock	2,736,999	13,685	1,474,162	—	1,487,847
Net loss	—	—	—	(444,265)	(444,265)
Balance at December 31, 2003	13,546,052	67,730	7,843,346	(7,267,708)	643,368

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
	2003	2002
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net income (loss)	$(444,265)	$(54,947)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	28,454	34,044
Common stock issued for services	—	36,334
Changes in Assets and Liabilities:
Accounts receivable-trade	(120,583)	49,020
Inventory	(127,580)	(4,144)
Prepaid expenses and other current assets	(25,175)	3,206
Accounts payable	(82,046)	(31,847)
Accrued liabilities	40,079	(29,208)
Deferred revenue	84,767	(37,215)
Net cash used by operating activities	(646,349)	(34,757)

Cash flows from investing activities:
Purchase of property and equipment	(74,464)	(2,867)
Net cash used by investing activities	(74,464)	(2,867)

Cash flows from financing activities:
Repayment of capital leases	(4,500)	(13,705)
Repayment of debt	(61,029)	(59,299)
Proceeds from debt	—	50,000
Proceeds from exercise of options and warrants	31,598	—
Proceeds from issuance of stock	1,487,847	—
Net cash provided (used) by financing activities	1,453,916	(23,004)

Net change in cash and cash equivalents	733,103	(60,628)

Cash and cash equivalents at beginning of period	245,795	195,249

Cash and cash equivalents at end of period	$978,898	$134,621

Supplemental disclosure of cash flow information:
Interest paid	$38,646	$43,335
Income taxes paid	$—	$—

See Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Time America, Inc. and subsidiary (“Time America” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the six month period ended December 31, 2003, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

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

Stock Based Compensation:

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”).  Under APB 25, no compensation expense is recognized as the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

The Company has adopted the disclosure-only provisions, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”).  Under SFAS 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Net loss:
As reported	$(282,694)	$(65,562)	$(444,265)	$(54,947)

Deduct: Total stock-based employee compensation expsense determined under the fair value based method for all awards, net of related tax effects	(2,195)	(3,330)	(25,038)	(25,683)

Pro forma	$(284,889)	$(68,892)	$(469,303)	$(80,630)

Loss per share:
As reported	$(0.02)	$(0.01)	$(0.04)	$(0.01)
Pro forma	$(0.02)	$(0.01)	$(0.04)	$(0.01)

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of three (3) years, risk-free interest rates of seven percent (7%), volatility at twenty five percent (25%), and a zero percent (0%) dividend yield.

Long-term Debt:

In January 2004, the Company and a shareholder agreed to extend the term of its $400,000 line of credit facility to December 31, 2005.  All other terms of the agreement remained unchanged.

Stockholders’ Equity:

In August 2003, the Company completed a private placement of 1,303,000 shares of common stock at $0.42 per share. The Company received net proceeds of $519,897 and intends to use those funds primarily for additional sales and engineering resources.

In November 2003, the Company completed a private placement of 1,433,999 shares of common stock at $0.75 per share. The Company received net proceeds of $967,950 and intends to use those funds primarily for additional sales and engineering resources.

Item 2. Management’s Discussion And Analysis Or Plan Of Operation.

Critical Accounting Policies

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003.  We believe our most critical accounting policies are revenue recognition, software development costs and the allowance for potentially uncollectible accounts receivable.

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

Comparison of the Three Months Ended December 31, 2003 and December 31, 2002

Revenues.  Revenue for the three month period ended December 31, 2003 (the “reporting period”), rose 9% to $1,127,324, compared to revenue of $1,036,764 for the three month period ended December 31, 2002

(the “comparable period”).  The Company’s product sales increased by 7% and services revenue increased by 15% over the comparable period.  The Company believes that the increases are primarily due to increased investments in sales personnel and marketing programs.

Gross Profit.  Gross profit as a percentage of revenues decreased to 56% in the reporting period, compared to 57% in the comparable period.  The gross profit percentage on product sales decreased by 1% over the comparable period and the gross profit percentage on services revenue decreased by 2% over the comparable period.

The change in the gross profit percentage on products is within the Company’s normal range of gross profit percentages.  The Company’s gross profit percentage on products is typically between 55% to 60% depending upon the mix of software versus hardware sales and the makeup of hardware sales.  The Company’s product revenue is comprised of software and hardware sales, with hardware sales yielding a significantly lower gross profit than software sales.  Hardware revenue is principally comprised of two versions of general data collection terminals, badge terminals and biometric units.  Our gross profit is greater on badge terminals than biometric units because we add value to our badge terminals by installing software on the terminals.

Expenses.  Total costs and expenses were $896,128, or 80% of revenues, in the reporting period, compared to $633,376, or 61% of revenues, in the comparable period.  The increase in the costs and expenses as a percentage of revenue in the reporting period is primarily due to a 61% increase in sales and marketing expenses in the current period. Sales and marketing expenses were $469,383, or 41% of revenues, in the reporting period, compared to $291,006, or 28% of revenues, in the comparable period.  In August and November 2003, we closed private placement offerings that yielded net proceeds of $1,487,847.  The primary use of proceeds of those funds was to finance key marketing initiatives and add sales personnel.  We do not expect returns in the short term on these investments.  Research and development expenses were $201,073, or 18% of revenues, in the reporting period, compared to $163,829, or 16% of revenues, in the comparable period.  The increase in research and development expenses is due to the Company hiring additional technology personnel to assist the Company in generating new technologies. General and administrative expenses were $225,672, or 20% of revenues, in the reporting period, compared to $178,541, or 17% of revenues, in the comparable period.  The increase is primarily attributable to expenses associated with the Company’s Annual Shareholder’s Meeting held in December 2003.

Comparison of the Six Months Ended December 31, 2003 and December 31, 2002

Revenues.  Revenue for the six month period ended December 31, 2003 (the “reporting period”), rose 5% to $2,253,721, compared to revenue of $2,145,000 for the six month period ended December 31, 2002 (the “comparable period”).  The Company’s product sales increased by 3% and services revenue increased by 15% over the comparable period.  The Company believes that the increases are primarily due to increased investments in sales personnel and marketing programs.

Gross Profit.  Gross profit as a percentage of revenues decreased to 55% in the reporting period, compared to 57% in the comparable period.  The gross profit percentage on product sales decreased by 2% over the comparable period and the gross profit percentage on services revenue increased by 1% over the comparable period.

The change in the gross profit percentage on products is within the Company’s normal range of gross profit percentages.  The Company’s gross profit percentage on products is typically between 55% to 60% depending upon the mix of software versus hardware and the makeup of the hardware sales.  The Company’s product revenue is comprised of software and hardware sales, with hardware sales yielding a significantly lower gross profit than software sales.  Hardware revenue is principally comprised of two versions of general data collection terminals, badge terminals and biometric units.  Our gross profit is greater on badge terminals than biometric units because we add value to our badge terminals by installing software on the terminals.

Expenses.  Total costs and expenses were $1,642,701, or 73% of revenues, in the reporting period, compared to $1,228,324, or 57% of revenues, in the comparable period.  The increase in the costs and expenses as a percentage of revenue in the reporting period is primarily due to a 56% increase in sales and marketing expenses in the current period. Sales and marketing expenses were $859,675, or 38% of revenues, in the reporting period, compared to $552,008, or 26% of revenues, in the comparable period.  In August and November 2003, we closed private placement offerings that yielded net proceeds of $1,487,847.  The primary use of proceeds of those funds was to finance key marketing initiatives and add sales personnel in which we do not expect returns on in the short term.  Research and development expenses were $372,703, or 17% of revenues, in the reporting period, compared to $332,869, or 16% of revenues, in the comparable period.  The increase in research and development expenses is due to the Company hiring additional technology personnel to assist the Company in generating new technologies. General and administrative expenses were $410,323, or 18% of revenues, in the reporting period, compared to $343,447, or 16% of revenues, in the comparable period.  The increase is primarily attributable to expenses associated with the Company’s Annual Shareholder’s Meeting held in December 2003.

Liquidity and Capital Resources

At December 31, 2003, the Company had working capital of $866,123, compared to $38,093 at December 31, 2002.  Cash and cash equivalents at those dates amounted to $978,898 and $134,621, respectively.  The Company has funded its operations for the past six years through sales of equity securities, debt financing and cash flows from operations.

Operations.  Net cash used by operations increased to $646,349 in the reporting period, compared to net cash used by operations of $34,757 in the comparable period.  The net cash used in the current period was primarily attributable to the net loss along with increases in accounts receivable and inventory, which was partially offset by a decrease in deferred revenue.

Investment Activities.  For the reporting period, the Company used $74,464 to purchase property and equipment, compared to $2,867 of property and equipment purchases in the comparable period.  Major purchases in the period included a new trade show booth.

Financing Activities.  For the reporting period the Company generated $1,453,916 in financing activities primarily due to proceeds for the issuance of common stock in private placement offerings and warrant exercises.  In the comparable period, the Company used $23,004 in financing activities primarily due to repayment of debt.

The Company’s liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies.  Although the

Company’s cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the Company’s borrowing capacity under its two credit facilities, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next 12 months.  The Company may, however, seek to obtain additional capital through a line of credit at a financial institution or through additional debt or equity offerings during this time period.  The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for the Company’s products and services.  No assurance can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

FORWARD-LOOKING INFORMATION

The statements contained in this Quarterly Report on Form 10-QSB that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which the Company believes are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions.  No assurances can be given that the future results indicated, whether expressed or implied, will be achieved.  While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized.  Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report.  These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information.  Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected.  Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially.  There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is from time to time involved in legal proceedings arising from the normal course of business.   As of the date of this report, the Company is not currently involved in any legal proceedings.

Item 2. Changes in Securities.

In November 2003, the Company completed a private placement of 1,433,999 shares of common stock at $0.75 per share.  The Company received net proceeds of $967,950 and intends to use those funds primarily for additional sales and engineering resources.  The common stock was issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting was held on December 9, 2003.  Shareholders voted on the election of the Company’s Board of Directors and proposals to amend the Company’s Articles of Incorporation to change the corporate name of the Company to Time America, Inc. and ratify the appointment of Semple and Cooper L.L.P.  as the independent certified public accountants of the Company for the fiscal year ending June 30, 2004.  The voting results of each of these proposals are set forth below.

		Eligible	Voted For	Voted Against	Abstentions
1 -	Election of Directors:

	Todd P. Belfer	12,108,173	8,191,590	340	—
	Thomas S. Bednarik	12,108,173	8,191,590	340	—
	Lise L. Lambert	12,108,173	8,191,590	340	—
	Robert J. Novak	12,108,173	8,191,590	340	—
	Robert W. Zimmerman	12,108,173	8,191,590	340	—

2 -	Change the Corporate Name	12,108,173	8,188,757	283	2,890

3 -	Appointment of Auditors	12,108,173	8,190,537	1,383	10

Item 6. Exhibits And Reports On Form 8-K

(a)   The following exhibits are filed herewith pursuant to Regulation S-B.

No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certifications

(b)   Reports on Form 8-K

No reports were filed on Form 8-K during the quarter ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME AMERICA, INC.

Dated: February 12, 2004

	By	/s/ Craig J. Smith
Craig J. Smith
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certifications