Form 10QSB
period 2004-03-31
TIME AMERICA INC
filed 2004-05-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number 001-10320

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒     No     ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 6, 2004, the issuer had outstanding 13,596,052 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:    Yes     ☐     No     ☒

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	June 30, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,320,742	$245,795
Accounts receivable – trade, net	870,113	551,576
Inventory	345,086	232,815
Prepaid expenses and other current assets	151,697	34,451

Total Current Assets	3,687,638	1,064,637

Property and equipment, net	160,017	115,633
Other Assets	199,800	—

Total Assets	$4,047,455	$1,180,270

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$710,223	$283,148
Accounts payable	312,559	272,129
Accrued liabilities	264,804	209,288
Deferred revenue	337,829	250,012

Total Current Liabilities	1,625,415	1,014,577

Long-term debt, less current portion	1,961,687	597,505

Total Liabilities	3,587,102	1,612,082

Commitments:	—	—

Stockholders’ Equity (Deficit):
Common stock, $.005 par value, 50,000,000 shares authorized; 13,571,052 and 10,656,057 shares issued and outstanding	67,855	53,280
Contributed capital	7,969,921	6,338,351
Accumulated deficit	(7,577,423)	(6,823,443)

Total Stockholders’ Equity (Deficit)	460,353	(431,812)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,047,455	$1,180,270

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Revenues:
Product sales	$1,009,733	$785,132	$2,775,372	$2,505,350
Services revenue	296,374	220,174	784,456	644,957

Total Revenues	1,306,107	1,005,306	3,559,828	3,150,307

Cost of Revenues:
Product	435,860	353,078	1,165,606	1,030,831
Services	158,553	129,895	447,143	385,550

Total Cost of Revenues	594,413	482,973	1,612,749	1,416,381

Gross Profit	711,694	522,333	1,947,079	1,733,926

Costs and Expenses:
Sales and marketing	522,195	216,746	1,381,869	768,752
Research and development	250,879	147,506	623,583	480,373
General and administrative	228,875	173,011	639,198	516,466

Total Costs and Expenses	1,001,949	537,263	2,644,650	1,765,591

Net Loss from Operations	(290,255)	(14,930)	(697,571)	(31,665)

Other Income (Expense):
Interest expense	(21,021)	(19,630)	(59,666)	(58,992)
Other	—	81	(7)	122
Interest income	1,561	6	3,264	1,115

	(19,460)	(19,543)	(56,409)	(57,755)

Net Loss	$(309,715)	$(34,473)	$(753,980)	$(89,420)

Basic Loss per Share	$(0.02)	$(0.00)	$(0.06)	$(0.01)

Weighted Average Number of Shares Outstanding	13,548,799	9,219,902	12,608,561	9,194,268

See Notes to Consolidated Financial Statements

TIME AMERCIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED JUNE 30, 2003 AND
THE NINE MONTH PERIOD ENDED MARCH 31, 2004 (Unaudited)

	Common Stock		Contributed Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at June 30, 2002	9,105,828	$45,529	$6,052,120	$(6,670,715)	$(573,066)

Issuance of common stock for services	161,340	807	43,175	—	43,982
Sale of common stock	1,388,889	6,944	243,056	—	250,000
Net loss	—	—	—	(152,728)	(152,728)
Balance at June 30, 2003	10,656,057	53,280	6,338,351	(6,823,443)	(431,812)

Exercise of Warrants	147,500	738	28,762	—	29,500
Exercise of stock options	5,496	27	2,071	—	2,098
Issuance of common stock warrants	—	—	99,200	—	99,200
Issuance of common stock for services	25,000	125	27,375	—	27,500
Sale of common stock	2,736,999	13,685	1,474,162	—	1,487,847
Net loss	—	—	—	(753,980)	(753,980)
Balance at March 31, 2004	13,571,052	67,855	7,969,921	(7,577,423)	460,353

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2004	2003
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net income (loss)	$(753,980)	$(89,420)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	43,912	46,652
Common stock issued for services	27,500	43,982
Changes in Assets and Liabilities:
Accounts receivable-trade	(318,537)	120,815
Inventory	(112,271)	(92,474)
Prepaid expenses and other current assets	(117,246)	6,063
Other assets	(199,800)
Accounts payable	40,430	6,521
Accrued liabilities	55,516	(80,872)
Deferred revenue	87,817	(37,323)
Net cash used by operating activities	(1,246,659)	(76,056)

Cash flows from investing activities:
Purchase of property and equipment	(88,296)	(23,173)
Net cash used by investing activities	(88,296)	(23,173)

Cash flows from financing activities:
Repayment of capital leases	(12,142)	(17,589)
Repayment of debt	(97,401)	(88,383)
Proceeds from debt	2,000,000	150,000
Proceeds from exercise of options and warrants	31,598	—
Proceeds from issuance of stock	1,487,847	—
Net cash provided (used) by financing activities	3,409,902	44,028

Net change in cash and cash equivalents	2,074,947	(55,201)

Cash and cash equivalents at beginning of period	245,795	195,249

Cash and cash equivalents at end of period	$2,320,742	$140,048

Supplemental disclosure of cash flow information:
Interest paid	$59,666	$62,966
Income taxes paid	$—	$—

See Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Time America, Inc. and subsidiary (“Time America” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the nine month period ended March 31, 2004, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

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

The Company has adopted the disclosure-only provisions, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”).  Under SFAS 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the calculation methodology of SFAS 123, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Net loss:
As reported	$(309,715)	$(34,473)	$(753,980)	$(89,420)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(67,205)	(63,647)	(92,243)	(89,330)

Pro forma	$(376,920)	$(98,120)	$(846,223)	$(178,750)

Loss per share:
As reported	$(0.02)	$(0.00)	$(0.06)	$(0.01)
Pro forma	$(0.03)	$(0.01)	$(0.07)	$(0.02)

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of three (3) years, risk-free interest rates of seven percent (7%), volatility at twenty five percent (25%) to fifty percent (50%), and a zero percent (0%) dividend yield.

Long-term Debt:

In January 2004, the Company and a shareholder agreed to extend the term of its $400,000 line of credit facility to December 31, 2005.  All other terms of the agreement remained unchanged.

On March 22, 2004, the Company consummated a private placement pursuant to which the Company issued a $2,000,000 principal amount secured convertible term note due March 22, 2007 (the “Note”), together with a common stock purchase warrant entitling the holder to purchase 280,000 shares of common stock (the “Warrant”).  The Note and the Warrant were sold to a single “accredited investor” (as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the “Act”)), Laurus Master Fund, Ltd. (“Laurus”), for a purchase price of $2,000,000.  The principal and unpaid interest on the Note are convertible into shares of the Company’s common stock at a price of $1.17 per share (the “Fixed Conversion Price”), which was based on the weighted average price of the Company’s common stock for the twenty trading days immediately prior to the issuance of the Note.  Such conversion price is subject to antidilution adjustments based on the occurrence of certain corporate events.

The Note provides for monthly payments of interest at the prime rate, which is subject to reduction if the market price of the Company’s common stock exceeds certain designated thresholds.  The Note also provides for monthly amortization, commencing on June 1, 2004 through February 1, 2005, of  $30,000 per month, $50,000 per month from March 1, 2005 through May 1, 2005, $72,083 per month from June 1, 2005 through November 1, 2006 and $94,167 per month from December 2006 through February 2007.  Laurus has the option to receive shares of the Company’s common stock in lieu of debt service payments at the then Fixed Conversion Price.  The Note is secured by a first priority lien on all of the assets of the Company.

The Warrant entitles the holder thereof to purchase, at any time through March 22, 2011:  200,000 shares of the Company’s common stock at a price of $1.29 per share; 40,000 shares of the Company’s common stock at a price of $1.35 per share; and 40,000 shares of the Company’s common stock at a price of $1.40 per share.

Pursuant to a Registration Rights Agreement (the “Registration Rights Agreement”) entered into between the Company and Laurus, the Company is obligated to: (a) file a registration statement under the Act to register the resale of the shares of the Company’s common stock issuable upon conversion of the Note and exercise of the Warrant (the “Registration Statement”) within 45 days of the date of the funding with respect to the Note; (b) use its best efforts to have the Registration Statement declared effective under the Act as promptly as possible, but in any event prior to the 90th day following the funding of the Note; and (c) maintain the effectiveness of the Registration Statement until the earlier date of when (i) all registrable securities have been sold or (ii) all registrable securities may be sold immediately without registration under the Act and without volume restrictions pursuant to Rule 144(k).  Laurus, or other holders of the Note and the Warrant, are entitled to certain specified remedies if the Company does not timely comply with its registration obligations.

The private placement of the Note and the Warrant with Laurus was facilitated by The Oberon Group, LLC (“Oberon”) in consideration for which Oberon was paid an advisory fee of $150,000, which has been recorded as a deferred financing charge.

The net proceeds from the private placement of the Note and the Warrant approximated $1,745,000, and will be used by the Company for working capital purposes, including possible investment in related businesses or products.

On March 22, 2004, the Company entered into a subordinated note agreement with a shareholder and existing debt holder.  Under the terms of the agreement, an existing term note was refinanced as a five year term note with monthly principal and interest payments at 15%.  In consideration for agreeing to subordinate repayment of the note to the Laurus convertible term note, the Company issued 25,000 shares of restricted common stock to the holder of the subordinated note.

Stockholders’ Equity:

In August 2003, the Company completed a private placement of 1,303,000 shares of common stock at a price of $0.42 per share. The Company received net proceeds of $519,897 and has used those funds primarily for additional sales and engineering resources.

In November 2003, the Company completed a private placement of 1,433,999 shares of common stock at a price of $0.75 per share. The Company received net proceeds of $967,950 and is using those funds primarily for additional sales and engineering resources.

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

Comparison of the Three Months Ended March 31, 2004 and March 31, 2003

Revenues.  Revenue for the three month period ended March 31, 2004 (the “reporting period”) rose 30% to $1,306,107, compared to revenue of $1,005,306 for the three month period ended March 31, 2003 (the “comparable period”).  The Company’s product sales increased by 29% and services revenue increased by 35% over the comparable period.  The Company believes that the increases are primarily due to increased investments in sales personnel and marketing programs.

Gross Profit.  Gross profit as a percentage of revenues increased to 55% in the reporting period, compared to 52% in the comparable period.  The gross profit percentage on product sales increased by 2% over the comparable period and the gross profit percentage on services revenue increased by 6% over the comparable period.

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

Expenses.  Total costs and expenses were $1,001,949, or 77% of revenues, in the reporting period, compared to $537,263, or 53% of revenues, in the comparable period.  The increase in the costs and expenses as a percentage of revenue in the reporting period is primarily due to a 141% increase in sales and marketing expenses in the current period. Sales and marketing expenses were $522,195, or 40% of revenues, in the reporting period, compared to $216,746, or 22% of revenues, in the comparable period.  In August and November 2003, we closed private placement offerings that yielded net proceeds of $1,487,847.  The primary use of proceeds of those funds was to finance key marketing initiatives and add sales personnel.  We do not expect returns in the short term on these investments.  Research and development expenses were $250,879, or 19% of revenues, in the reporting period, compared to $147,506, or 15% of revenues, in the comparable period.  The increase in research and development expenses is primarily attributable to the hiring of additional technology personnel to assist in generating new technologies for the Company.  General and administrative expenses were $228,875, or 18% of revenues, in the reporting period, compared to $173,011, or 17% of revenues, in the comparable period.  The increase in general and administrative expenses is primarily attributable to expenses associated with the preparation of a registration statement for filing with the Securities and Exchange Commission and maintaining an outside investor relations program in the reporting period that were not present in the comparable period.

Comparison of the Nine Months Ended March 31, 2004 and March 31, 2003

Revenues.  Revenue for the nine month period ended March 31, 2004 (the “reporting period”) rose 13% to $3,559,828, compared to revenue of $3,150,307 for the nine month period ended March 31, 2003 (the “comparable period”).  The Company’s product sales increased by 11% and services revenue increased by 22% over the comparable period.  The Company believes that the increases are primarily due to increased investments in sales personnel and marketing programs.

Gross Profit.  Gross profit as a percentage of revenues remained steady at 55% in the reporting and comparable period.  The gross profit percentage on product sales decreased by 1% over the comparable period and the gross profit percentage on services revenue increased by 3% over the comparable period.

The explanation for the change in the gross profit is the same as discussed above in the three month comparison of our financial results

Expenses.  Total costs and expenses were $2,644,650, or 74% of revenues, in the reporting period, compared to $1,765,591, or 56% of revenues, in the comparable period.  The increase in the costs and expenses as a percentage of revenue in the reporting period is primarily due to an 80% increase in sales and marketing expenses in the current period. Sales and marketing expenses were $1,381,869, or 39% of revenues, in the reporting period, compared to $768,752, or 24% of revenues, in the comparable period.  In August and November 2003, we closed private placement offerings that yielded net proceeds of $1,487,847.  The primary use of proceeds from these financing transactions was to fund key marketing initiatives and add sales personnel in which we do not expect returns in the short term.  Research and development expenses were $623,583, or 18% of revenues, in the reporting period, compared to $480,373, or 15% of revenues, in the comparable period.  The increase in research and development expenses is due to the Company hiring additional technology personnel to assist the Company in generating new technologies. General and administrative expenses were $639,198, or 18% of revenues, in the reporting period, compared to $516,466, or 16% of revenues, in the comparable period.  The increase in general and administrative expenses is primarily attributable to expenses associated with the preparation of a registration statement and maintaining an outside investor relations program in the reporting period that were not present in the comparable period.

Liquidity and Capital Resources

At March 31, 2004, the Company had working capital of $2,062,223, compared to $107,059 at March 31, 2003.  Cash and cash equivalents at those dates amounted to $2,320,742 and $140,048, respectively.  The Company has funded its operations for the past six years through a combination of sales of equity securities, debt financing and cash flows from operations.

Operations.  Net cash used by operations increased to $1,246,659 in the reporting period, compared to net cash used by operations of $76,056 in the comparable period.  The net cash used in the current period was primarily attributable to the net loss along with increases in accounts receivable, inventory, prepaid and other current assets and other assets.  [Prepaid what?]

Investment Activities.  For the reporting period, the Company used $88,296 to purchase property and equipment, compared to $23,173 of property and equipment purchases in the comparable period.  Major purchases in the period included a new trade show booth.

Financing Activities.  For the reporting period the Company generated $3,409,902 in financing activities primarily due to proceeds from the issuance of convertible notes and common stock in private placement transactions.  In the comparable period, the Company generated $44,028 in financing activities primarily due to proceeds from debt.

The Company’s liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the time and attendance industry and global economies.  Although the Company’s cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the Company’s borrowing capacity under its two credit facilities, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next 12 months.  The Company may, however, seek to obtain additional capital through a line of credit at a financial institution or through additional debt or equity offerings during this time period.  The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for the Company’s products and services.  No assurance can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.  No change in the internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is likely to materially affect, the internal control over financial reporting.

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

Item 2. Changes in Securities.

In March 2004, the Company entered into a subordinated note agreement with a shareholder and existing debt holder.  Under the terms of the agreement, an existing term note was refinanced as a five year term note with monthly principal and interest payments at 15%.  In consideration for subordinating repayment for the note to the Laurus convertible term note, the Company issued 25,000 shares of the restricted common stock to the subordinated note holder.  The common stock was issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

In March 2004, the Company consummated a private placement pursuant to which the Company issued a $2,000,000 principal amount secured convertible term note due March 22, 2007 (the “Note”), together with a common stock purchase warrant entitling the holder to purchase 280,000 shares of common stock (the “Warrant”).  The Note and the Warrant were sold to a single “accredited investor” (as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the “Act”)), Laurus Master Fund, Ltd. (“Laurus”), for a purchase price of $2,000,000.  The principal and unpaid interest on the Note are convertible into shares of the Company’s common stock at a price of $1.17 per share (the “Fixed Conversion Price”), which was based on the weighted average price of the Company’s common stock for the twenty trading days immediately prior to the issuance of the Note.  Such conversion price is subject to antidilution adjustments based on the occurrence of certain corporate events.

The Note provides for monthly payments of interest at the prime rate, which is subject to reduction if the market price of the Company’s common stock exceeds certain designated thresholds.  The Note also provides for monthly amortization, commencing on June 1, 2004 through February 1, 2005, of  $30,000 per month, $50,000 per month from March 1, 2005 through May 1, 2005, $72,083 per month from June 1, 2005 through November 1, 2006 and $94,167 per month from December 2006 through February 2007.  Laurus has the option to receive shares of the Company’s common stock in lieu of debt service payments at the then Fixed Conversion Price.  The Note is secured by a first priority lien on all of the assets of the Company.

The Warrant entitles the holder thereof to purchase, at any time through March 22, 2011:  200,000 shares of the Company’s common stock at a price of $1.29 per share; 40,000 shares of the Company’s common stock at a price of $1.35 per share; and 40,000 shares of the Company’s common stock at a price of $1.40 per share.

Pursuant to a Registration Rights Agreement (the “Registration Rights Agreement”) entered into between the Company and Laurus, the Company is obligated to: (a) file a registration statement under the Act to register the resale of the shares of the Company’s common stock issuable upon conversion of the Note and exercise of the Warrant (the “Registration Statement”) within 45 days of the date of the funding with respect to the Note; (b) use its best efforts to have the Registration Statement declared effective under the Act as promptly as possible, but in any event prior to the 90th day following the funding of the Note; and (c) maintain the effectiveness of the Registration Statement until the earlier date of when (i) all registrable securities have been sold or (ii) all registrable securities may be sold immediately without registration under the Act and without volume restrictions pursuant to Rule 144(k).  Laurus, or other holders of the Note and the Warrant, are entitled to certain specified remedies if the Company does not timely comply with its registration obligations.

The private placement of the Note and the Warrant with Laurus was facilitated by The Oberon Group, LLC (“Oberon”) in consideration for which Oberon was paid an advisory fee of $150,000, which has been recorded as a deferred financing charge.

The net proceeds from the private placement of the Note and the Warrant approximated $1,745,000, and will be used by the Company for working capital purposes, including possible investment in related businesses or products.

Item 6. Exhibits And Reports On Form 8-K

(a)                                  The following exhibits are filed herewith pursuant to Regulation S-B.

No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certifications

(b)                                 Reports on Form 8-K

On February 6, 2004, the Company furnished a Current Report on Form 8-K under Item 12 thereof, containing a copy of its earnings release, dated February 5, 2004, for the period ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME AMERICA, INC.

Dated: May 14, 2004
By	/s/ Craig J. Smith
Craig J. Smith
Chief Financial Officer
(Principal Accounting Officer)