Form 10KSB
period 2004-06-30
TIME AMERICA INC
filed 2004-09-28
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2004

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Common Stock, $.005 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended June 30, 2004 were $4,837,121.

The aggregate market value of the voting stock (based on the closing price on that date) held by non-affiliates of the registrant as of September 25, 2004 was approximately $4,275,000.

At September 20, 2004, the issuer had outstanding 13,599,552 shares of Common Stock, par value $.005 per share.

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

Item 1.  Description Of Business.

General

Time America, Inc. (formerly known as Vitrix Inc.), a Nevada corporation (the “Company” or “Time America”), through its wholly owned subsidiary, Time America, Inc. (formerly known as Vitrix Incorporated), an Arizona corporation (“Time America”), designs, develops, manufactures and markets a line of time and labor management hardware and software products.  Our products are designed to improve productivity by automating time and attendance, workforce scheduling and management of labor resources.  We target our product solutions at small to enterprise level companies from 25 to 5,000 plus employees. Our solutions are offered in a web-based licensed and hosted model, client/server configuration, and PC-based applications.

The following paragraphs provide an overview of our development and history:

•                  June 6, 1988 — Richard Barrie Fragrances, Inc., a Nevada corporation, was formed on this date for the purpose of developing, manufacturing and marketing fragrances, cosmetics, skin treatment and personal care products sold primarily through department and specialty stores and drugstores.

•                  June 30, 1996 — Richard Barrie Fragrances sells substantially all of its properties and rights to Parlux Fragrances, Inc. (the “Asset Sale”).  During the period from the date of the Asset Sale to April 1999, our operations were limited to conducting administrative activities and discussions with third parties regarding possible business combinations.

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

•                  On December 9, 2003, Vitrix Inc. (the parent company) changed its name to Time America, Inc. The Company changed its name to Time America, Inc. as it believed that the current name of Vitrix, Inc. was not appropriately linked to the time and attendance industry.  The Vitrix name was chosen in 1996 when the Company was in its early stage of development and considering alternative industry paths in the biometric identification field.

Time America, Inc. is a holding corporation.  Our operations are conducted through our wholly-owned subsidiary, Time America.  Unless the context indicates otherwise, references to the Company in this report shall include both Time America (the parent company organized in Nevada) and Time America (our wholly-owned subsidiary organized in Arizona).

Products and Services

We design, develop, manufacture and market a line of time and labor management hardware and software products targeting small, medium, and enterprise level companies. Our solutions are offered in a 100% web-based licensed or hosted model, client/server configuration, and in a PC-based application.  Our products are internally developed, proprietary software applications that maintain and automate the process of collecting time and human resource data.  We provide automated interfaces to most popular payroll, accounting and ERP software solutions in the marketplace and enable users to generate a variety of reports that track and analyze workforce productivity. Our products also automatically accrue vacation, sick and personal time, and effectively replace the traditional punch clock with a fully automated system designed to improve workforce productivity and provide significant time and cost savings to its users.  Our current products are described below:

Labor Management Solutions

100% Web-based Licensed or Hosted Product

NETtime

NETtime is a 100% web-based software application provided to customers through both a licensed and hosted model.  It delivers more advanced functionality than HourTrack, its client/server predecessor.  The main features of NETtime include:

•                                          HourTrack Structure – By building on top of the HourTrack engine, NETtime has all of the functionality of HourTrack.  NETtime was introduced with a robust feature set in the areas of time and attendance, leave management, job and task tracking, employee scheduling and data analysis.

•                                          Customization – NETtime allows for customization and flexibility.  Administrators and employees determine which data NETtime will display for them, allowing customers to work at optimum efficiency.  NETtime has the capability of working in any environment required by clients.  For example, clients with a mobile workforce have the ability to access the NETtime pages using any web-enabled cellular phone.

•                                          Anytime, Anywhere – Because NETtime is delivered via the Internet through any web browser, it brings the user closer to our “anytime, anywhere” vision for performing or self-servicing human resources tasks.  Wherever clients have Internet access, they have access to NETtime and the functionality and wealth of information it provides.

•                                          Customer Account Self-Service – NETtime gives users the ability to view their account status online.  They can even order additional Time America products, obtain system help, or contact a support representative directly from our NETtime website.

Client/Server Applications

HourTrack and GENESIS SQL

Our HourTrack and GENESIS SQL products are powerful, client-server software systems that help medium and enterprise level companies automate their employee time attendance collection, scheduling and job tracking, as well as job costing, benefit administration, employee review processing, access control, bell ringing and data collection.  The primary features of HourTrack and GENESIS SQL include:

•                                          Time and Attendance – HourTrack and GENESIS SQL can be easily customized to conform to an organization’s unique set of payroll policies and concerns.

•                                          Leave Management – Leave records for vacation, sick and personal time are maintained by HourTrack and GENESIS SQL.  These products also track hours that are specific to a certain organization (i.e. PTO, jury duty, training, etc.), and automate benefit accruals by using a company’s policies to calculate how much benefit time an employee has earned.

•                                          Job and Task Tracking – In addition to tracking total time spent on the job, HourTrack and GENESIS SQL enable employers to track the time employees spend on specific jobs and tasks.  This powerful reporting feature assists companies with job costing, analysis and billing.

•                                          Workforce Scheduling – HourTrack and GENESIS SQL’s scheduling features help manage payroll costs and productivity concerns by minimizing the likelihood of expensive overstaffing and the negative effects of understaffing. Schedule creation is performed with the assistance of a unique visual interface, allowing administrators to view employees’ schedules in a convenient calendar format.

•                                          Strategic Reporting – HourTrack and GENESIS SQL also feature a multitude of standard reports. These reports allow users to transform basic data into helpful information that enable managers and executives to gain valuable insight and more effectively manage their organizations. Reports can also be used to share information such as time tracking, benefit usage, job costing, human resource functionality and employee scheduling with third-party applications and/or service bureaus.

PC-Based Products

TA50 PRO

TA50 PRO is an easy to use, yet powerful time and attendance solution designed for companies with fewer than 200 employees.  TA50 PRO enables companies to automate their timekeeping and attendance tracking with built-in setup wizards and simplified daily operations.  The main features of TA50 PRO include:

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

•                                          Strategic Reporting – TA50 PRO is capable of generating a multitude of standard reports. This reporting feature, which is also included in the Company’s TA100 PRO and GENESIS PRO products, allows users to transform raw data into helpful information that allows managers and executives to gain valuable insight and more effectively manage their organizations.

TA50XL

TA50XL is a user friendly time and attendance solution that includes the software features of TA50 PRO and an XL data terminal and accessories in a cost-effective package.

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

•                                          Strategic Reporting – TA100 PRO is capable of generating over 100 standard reports.  Reports can also be used to share information such as time tracking, benefit usage, job costing, human resource functionality and employee scheduling with third-party applications and/or service bureaus.

GENESIS PRO

GENESIS PRO is an enterprise level PC-based software application that has the same feature set of GENESIS SQL, as discussed above in the client/server product section.

Data Collection Options

Our time and attendance product solutions include hardware devices designed to collect employees’ clock in and out times.  Set forth below are the various hardware devices developed to meet the challenges of a diverse array of work environments:

•                                          Badge Terminals – Our badge readers are well suited for a wide variety of environments, from doctors’ offices to manufacturing plants. Employees clock in and out by simply sliding a badge through a scanner.

•                                          HandPunch Biometric Terminals – Our devices analyze the biometric measurements of a user’s hand to verify their identity.  Instead of using a badge, an employee clocks in and out by placing his or her hand onto the scanner and awaiting verification.  This method eliminates losses due to buddy-punching (the practice of one employee clocking in or out for another employee).

•                                          Iris Technology Terminal – Our iris technology devices use digital video imaging of the unique patterns found in the iris of the eye and provide high integrity biometric authentication of an employee without PIN numbers, passwords or ID cards.

•                                          TelePunch – Our TelePunch solution allows employees to clock in and out for the day, for jobs, or for departments using any touch-tone telephone.  Clients who purchase this solution receive a pre-configured, telephony server from us. This server runs our software, and allows callers to interact with HourTrack from a remote location.

•                                          WebClock – Our eWebClock partially reduces a user’s total time and attendance product investment by utilizing the Internet to collect employee clock in and out times.  Employees can clock in and out by simply logging on to a web page (via the local network or the World Wide Web).

•                                          PC Time Clock – PC Time Clock, allows employees to clock in and out on a Windows-based computer.  This device is generally beneficial in office environments where employees each have access to their own desktop computer.

•                                          Web browser – NETtime allows clients to access their time and attendance service through a standard web browser.  The full range of actions (clocking in and out, transferring jobs and departments, etc.) and information (hours worked, schedules, status board, etc.) are available.

•                                          Web-enabled cell phone – A streamlined version of NETtime is available to clients accessing the service through a text-only browser, such as those operating on cell phones with wireless access protocol (wap) capability.  Essential services such as clocking in and out are available.

•                                          TCP/IP-enabled hardware – Customers may utilize TCP/IP-enabled hardware devices, such as badge readers, to collect clock in and out data from their employees.

•                                          Wireless enabled hardware – Our wireless enabled hardware devices allow clients to connect their time clocks to a host system without the inconvenience of wiring. The wireless units are small, reliable and easy to integrate into a user’s existing system.

Services and Support

We maintain a professional service and technical support organization, which provides a suite of maintenance and professional services.  These services are designed to support Time America customers throughout the life cycle of our products.  Our professional services include implementation, training, and technical consulting.  Maintenance service options are delivered through our centralized support operation or through local service personnel.  Our educational services offer a full range of curriculums, which are delivered through local training at our Tempe, Arizona headquarters via the Internet.  When necessary, we also may provide software customization services to meet a customer’s unique requirements.

Marketing and Sales

We market and sell our products to the small, medium and enterprise markets in the United States and foreign countries through our direct sales and support organization, our Reseller Program and our Business Alliance Program.  We believe the market for time and labor management products consists of the following three business segments:

•                                          Small Businesses.  This segment is comprised of companies with fewer than 250 employees and one to three administrator(s) who perform time sheet edits and prepare employee hours for payroll.

•                                          Medium Sized Businesses.  This segment is comprised of companies with 250 to 1,000 employees.  These companies normally have two or more administrators who perform time sheet edits and prepare employee hours from a single office.  In many cases multiple stations are necessary for clocking in and out, however, all data is administered from a central location.

•                                          Enterprise Businesses.  Enterprise businesses generally have over 1,000 employees with multiple field offices, each of which have one or more administrators.  Payroll is performed at a central or headquarters office.  An enterprise customer is analogous to a collection of mid-sized businesses requiring centralized data collection and storage.

Direct Sales

The Company has five direct sales account managers responsible for designated geographic regions.  The account managers work in offices in their respective regions.  The primary markets for direct sales are the upper mid-sized and enterprise markets.  End users include companies in the manufacturing and service industries, and in the public and private sectors.  For the fiscal years ended June 30, 2004 and 2003, the Company’s direct sales efforts accounted for approximately 40% and 38% of the Company’s total revenues, respectively.

Partner Sales

Partner sales are conducted through our Business Alliance and Reseller Programs. Our Business Alliance Program is a program that allows organizations to align with the Company through the use of private label, OEM or referral programs.

Our Reseller Program is comprised of a network of approximately 250 value added resellers located throughout the United States and in certain foreign countries.  These resellers market our products along with their complementary product and service offerings and typically sell to the small and medium markets.  For the fiscal years ended June 30, 2004 and 2003, the Company’s reseller sales efforts accounted for approximately 60% and 62% of the Company’s total revenues, respectively.

Backlog

The Company believes that the dollar amount of backlog is not material to an understanding of its business since substantially all of the Company’s product revenues in each quarter result from orders received in that quarter.

Manufacturing and Sources of Supply

The duplication of our software products is performed internally.  The printing of documentation is primarily outsourced to suppliers. Although most of the parts and components included within our products are available from multiple suppliers, certain parts and components are purchased from single suppliers.  We have chosen to source these items from single suppliers because we believe that the supplier chosen is able to consistently provide us with the highest quality product at a competitive price on a timely basis.  While to date we have been able to obtain adequate supplies of these parts and components, the inability to transition to alternate supply sources on a timely basis if required in the future, could result in delays or reductions in product shipments, which could have a material adverse effect on our business and operating results.

Product Development

Our product development efforts are primarily focused on enhancing and increasing the performance of our existing products and developing new products. During fiscal 2004 and 2003, research and development expenses were $890,093 and $641,125, respectively.  We intend to continue to commit resources to enhance and extend our product lines and develop interfaces to third party products.  Although we are continually seeking to further enhance our product offerings and to develop new products, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that our competitors will not develop and market products that are superior to our products or achieve greater market acceptance.  We also depend upon the reliability and viability of a variety of software development tools owned by third parties to develop our products. If these tools prove inadequate or are not properly supported, our ability to release competitive products in a timely manner could be adversely impacted.

Proprietary Rights

We rely on a combination of trademarks, trade secret law and contracts to protect our proprietary technology.  We generally provide software products to end-users under non-exclusive shrink-wrap licenses or under signed licenses, both of which may be terminated by Time America if the end user breaches the terms of the license. These licenses generally require that the software be used only internally subject to certain limitations, such as the number of employees, simultaneous users, computer model and serial number, features and/or terminals for which the end user has paid the required license fee.  We authorize our resellers to sublicense software products to end users under similar terms.  In certain circumstances, we also make master software licenses available to end users, which permit either a specified limited number of copies or an unlimited number of copies of the software to be made for internal use.  Some customers license software products under individually negotiated terms.  Despite the precautions we have taken to protect our proprietary technology, it may be possible to copy or otherwise obtain and use our products or technology without authorization.  In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

Competition

We provide time labor management and data collection solutions that enable businesses to optimize their labor resources.  The labor management industry is highly competitive.  Competition is increasing as businesses in related industries, such as human resources management, payroll processing and enterprise resource planning (“ERP”) enter the time and attendance market.  Advances in software development tools have accelerated the software development process and, therefore, enable competitors to penetrate our markets more readily.  Although we believe we have certain technological and other advantages over our current competitors, maintaining those advantages will require continued investment by the Company in research and development and marketing and sales initiatives.  There can be no assurance that we will have sufficient resources to make such investments or to achieve the technological advances necessary to maintain our competitive advantages.  Increased competition could adversely affect our operating results through price reductions and/or loss of market share.

We compete primarily on the basis of price/performance, quality, reliability and customer service.  In the time and attendance market, we compete against firms that sell automated time and attendance products to many industries, firms that focus on specific industries, and firms selling related products, such as payroll processing, human resources management, or ERP systems.  Our major competitor, Kronos Corporation, is substantially larger and has access to significantly greater financial resources than the Company.  Competitive market conditions could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of June 30, 2004, we employed forty individuals.  None of our employees are represented by a union or other collective bargaining agreement, and we consider our relations with our employees to be good.  We have encountered competition for experienced technical personnel for product development, technical support and sales and expect such competition to continue in the future.  Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect our ability to produce, support and sell products in a timely manner.

Item 2. Properties.

Our executive offices are located in Tempe, Arizona and consist of approximately 7,700 square feet under a lease that will expire in December 2004. Our rental expense for this facility in fiscal 2004 was approximately $208,000.  The Company has not executed a lease agreement for the period subsequent to December 31, 2004.  The Company is currently in negotiations with respect to a new site and anticipates it will enter into a new facility lease for a five-year term with an approximate annual expense of $275,000.

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

PART II

Item 5. Market For Common Equity And Related Stockholder Matters.

Market for Common Stock

Our common stock, par value $.005 per share (“Common Stock”), is traded on the Over-The-Counter electronic bulletin board (the “OTC Bulletin Board”) maintained by the NASD under the symbol “TMAM.OB”.  The quoted prices reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

The table below reflects the high and low sales prices of our common stock for the periods indicated as reported by the OTC Bulletin Board.

Fiscal Year 2004

Period	High	Low

First quarter	$1.00	$0.50
Second quarter	1.40	0.85
Third quarter	1.30	1.05
Fourth quarter	1.20	0.85

Fiscal Year 2003

Period	High	Low

First quarter	$0.40	$0.17
Second quarter	0.30	0.16
Third quarter	0.23	0.15
Fourth quarter	0.51	0.15

Holders

As of September 24, 2004, there were approximately 160 holders of record of our common stock and the Company believes there were approximately 1,250 beneficial owners.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings for use in our business.

EQUITY COMPENSATION PLAN INFORMATION(1)

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2004.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (c))

Equity compensation plans approved by securityholders	466,985	(1)	$3.22	133,015	(2)

Equity compensation plans not approved by securityholders	2,166,212	(3)	$0.73	—
TOTAL	2,633,197		$1.17	133,015

(1)          Represents shares of common stock that may be issued pursuant to outstanding options granted under the 1999 Equity Compensation Plan.

(2)          Represents shares of common stock that may be issued pursuant to options available for future grant under the 1999 Equity Compensation Plan.

(3)          Represents (a) an aggregate of 1,506,490 shares of common stock underlying non-statutory stock options approved by the Company’s board of directors and granted to directors and employees of the Company (the “Options”)  The options have vesting schedules ranging from immediate vesting to four year vesting and have an exercise price equal to the closing bid price of the common stock on the date of grant and a ten year term; and (b) an aggregate of 659,722 shares of common stock purchasable upon exercise of warrants issued to various parties in connection with debt and equity offerings and for services rendered.  See Note No. 7 to our Consolidated Financial Statements for a detailed description of the terms of these warrants.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.  Critical accounting policies are defined as policies that management believes are (a) the most important to the portrayal of our financial condition and results of operations; and (b) that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

We derive our revenue from the sale of frontline labor management systems as well as sales of application software, parts and components.  Our systems consist of fully integrated software and intelligent data collection terminals.  We also derive revenues by providing maintenance, professional and educational services to our customers.  We recognize revenues from sales of our systems, application software, parts and components at the time of shipment, unless we have has significant obligations remaining.  When significant obligations remain, revenue is not recognized until such obligations have been completed or are no longer significant.  We recognize revenues from our sales-type leases of systems at the time of shipment.  Service revenues are recognized ratably over the contractual period or as the services are performed.

We provide installation services and certain warranties to our customers.  We also provide certain software product enhancements for customers covered under software maintenance contracts.  The provision for these expenses are made at the time revenues are recognized.

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

Results of Operations

SELECTED FINANCIAL INFORMATION

	Fiscal Years Ended June 30,
	2004	2003

Total Revenues	$4,837,121	$4,256,854
Costs of Revenues	2,123,704	1,897,319
Gross Profit	2,713,417	2,359,535
Sales and Marketing Expense	1,903,044	1,112,762
Research and Development Expense	890,093	641,125
General and Administrative Expense	922,495	685,675
Other Expense	148,228	72,701
Net Loss	1,150,443	152,728
Basic Loss per Share	0.09	0.02

Comparison of the Fiscal Years Ended June 30, 2004 and June 30, 2003

Revenues.  Revenue for the fiscal year ended June 30, 2004 (the “reporting period”), increased 14% to $4,837,121, compared to revenue of $4,256,854 for the fiscal year ended June 30, 2003 (the “comparable period”).

Product Sales.  Product sales for the reporting period increased 10% to $3,686,428 in the reporting period, compared to product sales of $3,362,154 in the comparable period.   The Company believes this increase was primarily due to increased investments in sales personnel and marketing programs.

Service Revenue.  Service revenue for the reporting period increased 29% to $1,150,693 in the reporting period, compared to service revenue of $894,700 in the comparable period.  The increase in service revenue was principally the result of an increase in product sales as services are generally sold in conjunction with product sales.

Gross Profit.  Gross profit as a percentage of revenues was 56% in the reporting period and 55% in the comparable period.  The gross profit percentage on product sales decreased by 1% over the comparable period and the gross profit percentage on services revenue increased by 8% over the comparable period.

The change in the gross profit percentage on products is within the Company’s normal range of gross profit percentages.  The Company’s gross profit percentage on products is typically between 55% and 60% depending upon the mix of software versus hardware sales and the makeup of hardware sales.  The Company’s product revenue is comprised of software and hardware sales, with hardware sales yielding a significantly lower gross profit than software sales.   Hardware revenue is principally comprised of two versions of general data collection terminals, badge terminals and biometric units.  Our gross profit is greater on badge terminals than biometric units because we add value to our badge terminals by installing software on the terminals.

Expenses.  Total costs and expenses were $3,715,632, or 77% of revenues, in the reporting period, compared to $2,439,562, or 57% of revenues, in the comparable period.  The increase in costs and expenses as a percentage of revenue in the reporting period is primarily due to a 71% increase in sales and marketing expenses in the current period. Sales and marketing expenses were $1,903,044, or 39% of revenues, in the reporting period, compared to $1,112,762, or 26% of revenues, in the comparable period.  [In August and November 2003, we closed private placement offerings that yielded net proceeds of $1,487,847.  The primary use of proceeds of those funds was to finance key marketing initiatives and add sales personnel.  We do not expect returns in the short term on these investments.]  Research and development expenses were $890,093, or 18% of revenues, in the reporting period, compared to $641,125, or 15% of revenues, in the comparable period.  The increase in research and development expenses is primarily attributable to the hiring of additional technology personnel to assist in generating new technologies for the Company.  General and administrative expenses were $922,495, or 19% of revenues, in the reporting period, compared to $685,675, or 16% of revenues, in the comparable period.  The increase in general and administrative expenses is primarily attributable to expenses associated with the preparation of a registration statement for filing with the Securities and Exchange Commission and maintaining an outside investor relations program in the reporting period that were not present in the comparable period.

Other income (expense) was $(148,228) in the reporting period and $(72,701) in the comparable period.  The increase in expense is primarily due to an increase in interest expense in the reporting period.

Liquidity and Capital Resources

As of June 30, 2004, the Company had working capital of $2,020,628, as compared to $50,060 at June 30, 2003.  Cash and cash equivalents at those dates amounted to $2,058,929 and $245,795, respectively.

Operations.  Net cash used by operations increased to $1,843,648 in the reporting period, compared to net cash used by operations of $180,141 in the comparable period.  The net cash used in the current period was primarily attributable to the net loss, increases in accounts receivable, inventory, prepaid expenses and other assets, and was partially offset by an increase in deferred revenue.

Investment Activities.  The Company used $147,751 and $32,343, to purchase property and equipment in the reporting period and comparable period, respectively.

Financing Activities.  During the reporting period, the Company received net proceeds from long-term debt in the approximate amount of $2,325,000 and $1,460,000 from the sale of common stock. During the comparable period, the Company received net proceeds from long-term debt in the approximate amount of $32,000 and $250,000 from the sale of common stock.

Based on our current level of operations, we believe that our available cash and cash equivalents, cash received from operations and available credit will be sufficient to fund our working capital, capital expenditure requirements, and our debt service requirements as they come due, for the next twelve months. The Company may, however, seek to obtain additional capital through a line of credit at a financial institution or through additional debt or equity offerings during this time period.  The raising of additional capital in public markets will primarily be dependent upon prevailing market conditions and the demand for the Company’s products and services.  No assurance can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms.

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

Product Development and Technological Change. Our success depends in part upon our ability to enhance our existing products and services and to develop new products and services on a timely and cost effective basis.  We cannot provide assurance that we will be able to successfully identify new opportunities and develop and bring to market new products and services in a timely and cost-effective manner.  In addition, we cannot provide assurance that our products and services will not become obsolete, noncompetitive, or that they will sustain market acceptance.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both of liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS 150 is effective for financial statements instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of SFAS did not have a significant impact on our financial statements.

EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” was first discussed at the July 2000 EITF meeting and was issued in February 2002.  Certain revisions to the scope language were made and finalized in May 2003.  EITF 00-21 addresses the accounting for multiple element revenue arrangements, which involve more that one deliverable or unit of accounting in circumstances where the delivery of those units takes place in different accounting periods.  EITF 00-21 requires disclosures of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements.  The accounting and reporting requirements are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Adoption of EITF 00-21 did not have a significant impact on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards “SFAS” No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company implemented the required disclosure provisions in the three month period ended March 31, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows as the Company did not make the change to the fair value method of accounting for stock-based compensation.

Inflation and Seasonality

The Company does not believe that its operations are significantly impacted by inflation.  The Company’s business is not seasonal in nature.

Item 7. Financial Statements.

The financial statements and schedules are included herewith commencing on page F-1.

Independent Auditors’ Report

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Stockholders and Board of Directors of

Time America, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Time America, Inc. and Subsidiary as of June 30, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time America, Inc. and Subsidiary as of June 30, 2004 and 2003 and the consolidated results of its operations, changes in stockholders’ equity (deficit), and its cash flows for the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple & Cooper, LLP
Phoenix, Arizona
August 26, 2004

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	June 30, 2003

ASSETS
Current Assets:
Cash and cash equivalents (Note 1)	$2,058,929	$245,795
Accounts receivable – trade, net (Notes 1 and 2)	1,028,850	551,576
Inventory (Note 1)	370,784	232,815
Prepaid expenses and other current assets (Note 4)	290,546	34,451

Total Current Assets	3,749,109	1,064,637

Property and equipment, net (Notes 1 and 3)	203,309	115,633
Other Assets (Note 4)	234,641	—

Total Assets	$4,187,059	$1,180,270

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt (Note 4)	$756,353	$283,148
Accounts payable (Note 1)	368,230	272,129
Accrued liabilities	187,385	209,288
Deferred revenue (Note 1)	416,513	250,012

Total Current Liabilities	1,728,481	1,014,577

Long-term debt, less current portion (Note 4)	2,337,345	597,505

Total Liabilities	4,065,826	1,612,082

Commitments: (Note 6)	—	—

Stockholders’ Equity (Deficit): (Note 7)
Common stock, $.005 par value, 50,000,000 shares authorized, 13,599,552 and 10,656,057 shares issued and outstanding	67,998	53,280
Contributed capital	8,027,121	6,338,351
Accumulated deficit	(7,973,886)	(6,823,443)

Total Stockholders’ Equity (Deficit)	121,233	(431,812)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,187,059	$1,180,270

The Accompanying Notes are an Integral Part

of the Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2004	2003

Revenues:
Product sales	$3,686,428	$3,362,154
Services revenue	1,150,693	894,700

Total Revenues	4,837,121	4,256,854

Cost of Revenues:
Product	1,534,061	1,366,973
Services	589,643	530,346

Total Cost of Revenues	2,123,704	1,897,319

Gross Profit	2,713,417	2,359,535

Costs and Expenses:
Sales and marketing	1,903,044	1,112,762
Research and development	890,093	641,125
General and administrative	922,495	685,675

Total Costs and Expenses	3,715,632	2,439,562

Net Loss from Operations	(1,002,215)	(80,027)

Other Income (Expense):
Interest expense	(157,893)	(79,204)
Other	(7)	5,385
Interest income	9,672	1,118

	(148,228)	(72,701)

Net Loss	$(1,150,443)	$(152,728)

Basic Loss per Share (Note 1)	$(0.09)	$(0.02)

Weighted Average Number of Shares Outstanding	12,853,452	9,364,650

The Accompanying Notes are an Integral Part

of the Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2002	9,105,828	$45,529	$6,052,120	$(6,670,715)	$(573,066)

Issuance of common stock for services	161,340	807	43,175	—	43,982
Sale of common stock	1,388,889	6,944	243,056	—	250,000
Net loss	—	—	—	(152,728)	(152,728)
Balance at June 30, 2003	10,656,057	53,280	6,338,351	(6,823,443)	(431,812)

Exercise of Warrants	147,500	738	28,762	—	29,500
Exercise of stock options	8,996	45	3,328	—	3,373
Issuance of common stock warrants	—	—	156,200	—	156,200
Issuance of common stock for services	50,000	250	54,750	—	55,000
Sale of common stock, net of costs	2,736,999	13,685	1,445,730	—	1,459,415
Net loss	—	—	—	(1,150,443)	(1,150,443)
Balance at June 30, 2004	13,599,552	$67,998	$8,027,121	$(7,973,886)	$121,233

The Accompanying Notes are an Integral Part

of the Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2004	2003
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Loss	$(1,150,443)	$(152,728)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	60,074	59,694
Common stock, stock options and warrants issued for services	112,000	43,982
Changes in Assets and Liabilities:
Accounts receivable-trade	(477,274)	63,508
Inventory	(137,969)	(58,118)
Prepaid expenses and other current assets	(256,095)	13,257
Other assets	(234,641)	—
Accounts payable	96,101	(83,252)
Accrued liabilities	(21,903)	(5,353)
Deferred revenue	166,502	(61,131)
Net cash used by operating activities	(1,843,648)	(180,141)

Cash flows from investing activities:
Purchase of property and equipment	(147,751)	(32,343)
Net cash used by investing activities	(147,751)	(32,343)

Cash flows from financing activities:
Proceeds from long-term debt	2,500,000	150,000
Repayment of long-term debt	(175,613)	(117,977)
Repayment of capital leases	(12,142)	(18,993)
Proceeds from exercise of options and warrants	32,873	—
Proceeds from issuance of stock	1,459,415	250,000
Net cash provided by financing activities	3,804,533	263,030

Net change in cash and cash equivalents	1,813,134	50,546

Cash and cash equivalents at beginning of year	245,795	195,249

Cash and cash equivalents at end of year	$2,058,929	$245,795

Supplemental disclosure of cash flow information:
Interest paid	$151,326	$83,178
Income taxes paid	$—	$—

The Accompanying Notes are an Integral Part

of the Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates:

Nature of Business and Name Change:

Time America, Inc. (the “Company” or “Time America”), a Nevada corporation, through its wholly owned subsidiary, Time America, Inc., an Arizona corporation, provides time & labor management solutions. Time America products improve productivity by automating time and attendance, workforce scheduling, and the management of labor resources, with features such as employee self-service, data capture technology, time sheet submittal, strategic reporting, and interface tools for payroll, human resources, resource planning, and third party application integration. Time America solutions are offered in a Web-based product, a PC based application, or in a client/server configuration.

On December 9, 2003 Vitrix, Inc. (the parent company) changed its name to Time America, Inc.

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

Cash and Major Supplier Concentrations:

The Company maintains cash and cash equivalents at a financial institution.  Deposits not to exceed $100,000 at the financial institution are insured by the Federal Deposit Insurance Corporation.  At June 30, 2004 and 2003, the Company had uninsured cash and cash equivalents of approximately $2,045,000 and $213,000, respectively.

For the year ended June 30, 2004, the Company had three (3) major suppliers representing approximately ninety five percent (95%) of cost of product revenues.  At June 30, 2004, the amount due to these suppliers included in accounts payable was $133,496.

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

The Company provides installation services and certain warranties to its customers. It also provides certain software product enhancements for customers covered under software maintenance contracts.  The provision for these expenses are made at the time revenues are recognized.

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

Fair Value of Financial Instruments:

The carrying values of cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities and current notes payable approximate their fair values because of the short maturity of these instruments.  With respect to long-term debt, the amounts reported approximate the fair value of the respective financial instruments, based on the borrowing rates currently available to the Company for similar bank and equipment loans.

Loss Per Share:

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.  At June 30, 2004 and 2003, there were options and warrants outstanding to purchase 2,633,197 and 1,491,170, respectively, shares of the Company’s common stock and 1,606,241 and 0, respectively, shares of common stock issuable upon conversion of convertible debt. None of these were included in the determination of diluted loss per share as their effect was anti-dilutive.

Stock-Based Compensation:

The company has adopted Financial Accounting Standard (“FAS”) No. 123, “Accounting for Stock-Based Compensation”.  Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by FAS No. 123. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans.  Accordingly, there is no related compensation expense recorded in the Company’s financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of FAS 123, the Company’s net loss and loss per share for the years ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts presented below:

	Year Ended June 30,
	2004	2003
Net loss:
As reported	$(1,150,443)	$(152,728)
Deduct: Total stock-based employee compensation expsense determined under the fair value based method for all awards, net of related tax effects	(169,747)	(116,284)

Pro forma	$(1,320,190)	$(269,012)

Loss per share:
As reported	$(0.09)	$(0.02)
Pro forma	$(0.10)	$(0.03)

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended June 30,
	2004	2003

Expected volatility	76.0%	25.0%
Risk-free interest rate	4.0%	7.0%
Expected lives (in years)	3.0	3.0

The weighted average fair value at date of grant for options granted during the years ended June 30, 2004 and 2003 approximated $.34 and $.38, respectively.

Recent Accounting Pronouncements:

In May 2003, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both of liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS 150 is effective for financial statements instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of SFAS did not have a significant impact on our financial statements.

EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” was first discussed at the July 2000 EITF meeting and was issued in February 2002.  Certain revisions to the scope language were made and finalized in May 2003.  EITF 00-21 addresses the accounting for multiple element revenue arrangements, which involve more that one deliverable or unit of accounting in circumstances where the delivery of those units takes place in different accounting periods.  EITF 00-21 requires disclosures of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements.  The accounting and reporting requirements are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Adoption of EITF 00-21 did not have a significant impact on our financial statements.

In December 2002, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards “SFAS” No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company implemented the required disclosure provisions in the three month period ended March 31, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows as the Company did not change to the fair value method of accounting for stock-based compensation.

Note 2

Accounts Receivable - Trade:

At June 30, 2004 and 2003 accounts receivable – trade consists of:

	2004	2003

Accounts receivable – trade	$1,113,850	$606,576
Less:
Allowance for doubtful accounts	(20,000)	(15,000)
Allowance for sales returns	(65,000)	(40,000)

	$1,028,850	$551,576

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

Note 3

Property and Equipment:

At June 30, 2004 and 2003 property and equipment consists of:

	2004	2003

Computers, software and equipment	$436,130	$312,909
Furniture and fixtures	71,188	46,659
Leasehold improvements	15,103	15,103
	522,421	374,671
Less: accumulated depreciation	(319,112)	(259,038)

	$203,309	$115,633

Depreciation expense was $60,074 and $59,694, respectively, for the years ended June 30, 2004 and 2003.

Note 4

Long-term Debt:

At June 30, 2004 and 2003 long-term debt consists of the following:

	2004	2003

Prime rate convertible term note, monthly interest and varying monthly principal payments, due March 2007; Collateralized by all assets of the Company. Less unamortized discount of $90,697.	$1,879,303	$—

15% promissory note to a related party, 60 monthly principal and interest payments of $11,821 through April 2009; Collateralized by all assets of the Company.	479,831	—

15% promissory note to a related party, 60 monthly principal and interest payments of $9,830 through March 2009; Collateralized by all assets of the Company.	394,219	440,954

Prime rate plus 1 percent promissory note to a related party, monthly interest only payments through November 2001 followed by twenty four monthly principal and interest payments of approximately $9,000. Due in full in October 2004. Collateralized by all assets of the Company.	190,345	277,557

$400,000 revolving line of credit with a shareholder, expiring on December 31, 2005, interest at 10%. Interest only payments due monthly. Collateralized by all assets of the Company.	150,000	150,000

Capital leases payable, interest at rates ranging from 15% to 24%, payable in monthly installments of principal and interest.	—	12,142

	3,093,698	880,653
Less: current portion	(756,353)	(283,148)

Long-term debt	$2,337,345	$597,505

In January 2004, the Company and a shareholder agreed to extend the term of its $400,000 line of credit facility to December 31, 2005.  All other terms of the agreement remained unchanged.

In March 2004, the Company consummated a private placement pursuant to which the Company issued a $2,000,000 principal amount secured convertible term note due March 22, 2007 (the “Laurus Note”), together with a common stock purchase warrant entitling the holder to purchase 280,000 shares of common stock (the “Laurus Warrant”).  The Laurus Note and the Laurus Warrant were sold to a single “accredited investor” (as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the “Act”)), Laurus Master Fund, Ltd. (“Laurus”), for a purchase price of $2,000,000.  The principal and unpaid interest on the Laurus Note are convertible into shares of the Company’s common stock at a price of $1.17 per share (“the Fixed Conversion Price”), which was based on the weighted average price of the Company’s common stock for the twenty trading days immediately prior to the issuance of the Laurus Note.  Such conversion price is subject to antidilution adjustments based on the occurrence of certain corporate events.

The Laurus Note provides for monthly payments of interest at the prime rate, which is subject to reduction if the market price of the Company’s common stock exceeds certain designated thresholds.  The Laurus Note also provides for monthly amortization, commencing on June 1, 2004 through February 1, 2005, of $30,000 per month, $50,000 per month from March 1, 2005 through May 1, 2005, $72,083 per month from June 1, 2005 through November 1, 2006 and $94,167 per month from December 2006 through February 2007.  If the Company’s common stock is trading in excess of 110% of the Fixed Conversion Price, the debt service payment will be in shares of the Company’s common stock.  The Laurus Note is secured by a first priority lien on all of the assets of the Company.

The Laurus Warrant entitles the holder thereof to purchase, at any time through March 22, 2011:  200,000 shares of the Company’s common stock at a price of $1.29 per share; 40,000 shares of the Company’s common stock at a price of $1.35 per share; and 40,000 shares of the Company’s common stock at a price of $1.40 per share.

Pursuant to a Registration Rights Agreement (the “Registration Rights Agreement”) entered into between the Company and Laurus, the Company is obligated to: (a) file a registration statement under the Act to register the resale of the shares of the Company’s common stock issuable upon conversion of the Note and exercise of the Warrant (the “Registration Statement”) within 45 days of the date of the funding with respect to the Laurus Note; (b) use its best efforts to have the Registration Statement declared effective under the Act as promptly as possible, but in any event prior to the 90th day following the funding of the Laurus Note; and (c) maintain the effectiveness of the Registration Statement until the earlier date of when (i) all registrable securities have been sold or (ii) all registrable securities may be sold immediately without registration under the Act and without volume restrictions pursuant to Rule 144(k).  Laurus, or other holders of the Laurus Note and the Laurus Warrant, are entitled to certain specified remedies if the Company does not timely comply with its registration obligations.  The registration statement has been filed.

The private placement of the Laurus Note and the Laurus Warrant was facilitated by The Oberon Group, LLC (Oberon) in consideration for which Oberon was paid an advisory fee of $150,000, and granted a warrant to purchase, at any time through March 22, 2007, 136,364 shares of the Company’s common stock at a per share price of $1.10.  The cash fee and fair value of the warrant has been recorded as a deferred loan issue charge.

In March 2004, the Company entered into a subordinated note agreement with a shareholder and existing debt holder.  Under the terms of the agreement, an existing term note was refinanced as a five year term note with monthly principal and interest payments at 15%.  In consideration for agreeing to subordinate repayment of the note to the Laurus Note, the Company issued 25,000 shares of restricted common stock to the holder of the subordinated note.  The fair value of the stock has been recorded as a deferred loan issue charge.

In April 2004, the Company entered into a subordinated note agreement with a shareholder and existing debt holder.  The note is a five year term note with monthly principal and interest payments at 15%.  In consideration for agreeing to subordinate repayment of the note to the Laurus Note, the Company issued 25,000 shares of restricted common stock to the holder of the subordinated note.  The fair value of the stock has been recorded as a deferred loan issue charge.

As of June 30, 2004 future minimum payments due under the debt agreements are as follows:

Year Ending June 30,

2005	$756,353
2006	1,141,098
2007	806,091
2008	215,725
2009	174,431

Total	$3,093,698

The Company incurred loan issue costs associated with the issuance of the Laurus and shareholder notes.  The costs are being amortized over the term of the notes. Included in other assets at June 30, 2004 are deferred costs in the amount of $371,345, net of accumulated amortization of $31,759.  Amortization expense charged to interest expense was $31,759 and $0, respectively, for the years ended June 30, 2004 and 2003.

The Laurus Warrants were valued at $99,200 and recorded as a discount to the Laurus Note.  The discount is being amortized over the term of the note.  Amortization charged to interest expense was $8,503 and $0, respectively, for the years ended June 30, 2004 and 2003.

Note 5

Income Taxes:

As of June 30, 2004 and 2003 deferred tax assets consist of the following:

	2004	2003

Federal loss carryforwards	$1,570,000	$1,210,000
State loss carryforwards	390,000	300,000
Other	50,000	34,000
	2,010,000	1,544,000
Less: valuation allowances	(2,010,000)	(1,544,000)

	$—	$—

The Company has established a valuation allowance equal to the full amount of the deferred tax assets primarily because of uncertainty in the utilization of net operating loss carryforwards.

As a result of stock ownership changes, the Company’s ability to utilize net operating losses in the future could be limited, in whole or part, under Internal Revenue Code Section 382.  The Company was treated as an S-Corporation for income tax purposes through May 13, 1997.  As of June 30, 2004 the Company’s federal net operating loss carryforwards was approximately $4,900,000 and begins expiring in 2012 through 2022.

The Company’s tax expense (benefit) differed from the statutory rate primarily due to the $466,000 change in the deferred tax asset valuation allowance from June 30, 2003.

Note 6

Commitments:

The Company currently leases a facility in Tempe, Arizona and office equipment and services under non-cancelable operating lease agreements which expire through June 2005. For the years ended June 30, 2004 and 2003, expense under the aforementioned non-cancelable operating lease agreements was approximately $225,000 and $205,000, respectively.

Future minimum lease payments due under the operating lease agreements are as follows:

Year Ending June 30,
2005	115,500

$115,500

The Company’s current facility lease expires on December 31, 2004 and the Company has not executed a lease agreement for the period subsequent to December 31, 2004.  The Company anticipates it will enter into a new facility lease for a five year term with an approximate annual expense of $275,000.

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

A summary of the activity of options under the plan and non-statutory options granted outside the plan follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at June 30, 2002	1,063,190	$1.75

Granted	288,000	0.21
Exercised	—	—
Forfeited	(106,938)	0.73

Outstanding at June 30, 2003	1,244,252	1.49

Granted	830,020	0.82
Exercised	(8,996)	0.37
Forfeited	(91,800)	1.46

Outstanding at June 30, 2004	1,973,476	$1.02

Additional information about outstanding options to purchase the Company’s common stock as of June 30, 2004 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Avg. Remaining Contractural Life (In Years)	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price

$13.10	4,000	5.74	$13.10	4,000	$13.10
$9.40	100,000	5.63	$9.40	100,000	$9.40
$3.40 - $2.20	137,023	6.01	$3.18	112,023	$3.12
$1.40 - $1.00	301,436	9.03	$1.05	94,936	$1.09
$0.92 - $0.60	523,520	9.16	$0.72	154,520	$0.63
$0.44 - $0.40	420,996	6.82	$0.40	312,373	$0.40
$0.32 - $0.14	486,500	8.21	$0.22	423,500	$0.22

In October 2003 the Company entered into a consulting services agreement with a member of the Company’s Board of Directors for four years.  In exchange for the consulting services, the Board Member was granted a non-statutory option to purchase 200,000 shares of the Company’s common stock at $0.75 per share.  The options vest over four years and have a term of four years.  The fair value of the options issued was $62,000 and will be recognized over the term of the agreement as the options vest.

Non-Employee Stock Options and Warrants:

In connection with its private placements of common stock during the year ended June 30, 2000 the Company issued 366,625 common stock warrants.  Each warrant entitles the holder to purchase one share of common stock at varying exercise prices depending on the round of funding.  The exercise price for the first round of funding was $3.50 per share and were exercisable until October 2002.  The exercise price for the second round of funding was $2.80 per share and were exercisable until February 2003.  The warrant agreement contains a price adjustment provision that stated if the Company sells common stock at a price below the exercise price of the warrants, the warrant exercise price would be adjusted to the price that the common stock was sold for.  As a result of the sale of common stock during the year ended June 30, 2002 at $.20 per share, the warrants exercise price has been adjusted to $.20.  In October, 2000, the Company entered into a Warrant Exercise Agreement with certain of its warrant holders under which participating holders of the Company’s $3.50 per share and $2.80 per share warrants could exercise their warrants for one-half of the exercise price set forth in such warrants.  In addition to the reduction in exercise price, each holder who participated in the Warrant Exchange Agreement also received a new warrant agreement under the same terms as the warrant agreement just exercised.  In connection with this Warrant Exchange Agreement, the Company received approximately $122,000 from the exercise of warrants to purchase 84,790 shares of common stock.  In connection with a February 2002 private placement of common stock, the Company agreed to extend the term of 147,500 of the above warrants for one year to a shareholder if the Company did not file a registration statement with the Securities and Exchange Commission to register the resale of the common stock purchased in the February 2002 private placement by August 2002.  The Company did not file a registration statement therefore the term of the warrants had been extended by one year.  In September 2003 the 147,500 warrants were exercised in full.  The remaining 219,125 warrants expired unexercised.

During the year ended June 30, 2001 the Company issued 12,000 warrants to an entity for consulting services.  The exercise price of the warrants ranges from $1.25 per share to $4.30 per share and are exercisable through March 2006.  The fair value was $21,000 at the date of grant, determined based on the value of services performed.  As of June 30, 2004 none of the warrants have been exercised.

During the year ended June 30, 2002 the Company issued 62,958 warrants to a related party in consideration for entering into a promissory note agreement with the Company.  The exercise price of the warrant is $.25 per share and is exercisable through September 2006.  As of June 30, 2004 none of the warrants have been exercised.

During the year ended June 30, 2002 the Company issued 25,000 warrants to a related party in consideration for entering into a revolving line of credit agreement with the Company.  The exercise price of the warrant is $.15 per share and is exercisable through November 2006.  As of June 30, 2004 none of the warrants have been exercised.

In November 2003 the Company issued 143,400 warrants to brokers in connection with a private placement of common stock of the Company.  The exercise price of the warrants is $.90 per share and is exercisable through November 2006.  As of June 30, 2004 none of the warrants have been exercised.

In March 2004, the Company consummated a private placement pursuant to which the Company issued a $2,000,000 principal amount secured convertible term note (the Laurus Note), together with a common stock purchase warrant entitling the holder to purchase 280,000 shares of common stock (the Laurus Warrant).  The Laurus Warrant entitles the holder thereof to purchase, at any time through March 22, 2011:  200,000 shares of the Company’s common stock at a price of $1.29 per share; 40,000 shares of the Company’s common stock at a price of $1.35 per share; and 40,000 shares of the Company’s common stock at a price of $1.40 per share.  As of June 30, 2004 none of the warrants have been exercised.

The private placement of the Laurus Note and the Laurus Warrant was facilitated by The Oberon Group, LLC (Oberon) in consideration for which Oberon was granted a warrant to purchase, at any time through March 22, 2007, 136,364 shares of the Company’s common stock at a price of $1.10.  As of June 30, 2004 none of the warrants have been exercised.

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

PART III

Item 9.                     Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information regarding the Company’s directors and executive officers is provided below.

THOMAS S. BEDNARIK.  Mr. Bednarik, age 54, has served as President, Chief Executive Officer and a director of the Company since February 2000.  From April 1998 to February 2000, Mr. Bednarik served as Vice President of Sales and Support at NetPro Computing, Inc.  Mr. Bednarik has extensive executive and sales management experience in the information technology industry and has served in various executive management capacities, including Chief Executive Officer, President, Vice President and Executive Vice President, with firms such as Idea Corporation, Decision Data, Alcatel Information Systems and ITT Corporation.

CRAIG J. SMITH, CPA.  Mr. Smith, age 34, has served as the Company’s Vice President of Finance and Administration and Chief Financial Officer since April 1999.  From 1998 to 1999, Mr. Smith served as Controller of Pacific Numerix Corporation.  From 1993 to 1998, he served as an Audit Manager of Semple & Cooper LLP.  Mr. Smith earned a masters in business administration from Arizona State University in 2000 and a Bachelor of Science degree in finance and accounting from Minnesota State University-Mankato in 1992.

TODD P. BELFER.  Mr. Belfer, age 36, has served as a director of the Company since March 1999 and Chairman of the Board of Directors since November 1999. Mr. Belfer also served as Chairman of the Board of Directors of Time America, Inc. (previously Vitrix Incorpated) from April 1996 until March 1999.  Mr. Belfer co-founded Employee Solutions, Inc. in May 1990, and served as its Executive Vice-President and as a director from 1991 to 1996.  Mr. Belfer earned a Bachelor of Science in Finance and Real Estate from the University of Arizona in 1989.

LISE M. LAMBERT.  Ms. Lambert, age 47, has served as a director of the Company since April 1999 and as director of Time America, Inc. (previously Vitrix Incorporated) from January 1998 to March 1999.  In 2003, Ms. Lambert joined VistaCare, Inc. (VSTA), a Scottsdale-based health services company, where she serves as the Sr. Vice President of Strategic Planning and Business Formation. Since 1996, Ms. Lambert has also served as President of Relevant, Inc., a consulting company for the computer software industry.  In 1986, Ms. Lambert co-founded Mastersoft, Inc., where she served as Vice-President of Marketing from 1986 to 1990 and Senior Vice-President of Sales from 1990 to 1995. Ms. Lambert also serves as director for Involve Technology, Inc.  Ms. Lambert earned a Bachelor of Arts degree in education and a Masters degree in deafness and audiology from Smith College.

ROBERT W. ZIMMERMAN. Mr. Zimmerman, age 52, has served as a director of the Company since March 2001.  Mr. Zimmerman was one of the original investors and directors of Time America, Inc. prior to its merger with the Company.  Mr. Zimmerman is President, co-managing shareholder and attorney for Mallery & Zimmerman, S.C., a general practice law firm with offices in Milwaukee, Cedarburg, Green Bay, Stevens Point and Wausau, Wisconsin.  Mr. Zimmerman graduated from Marquette University in 1974 with majors in Accounting and Finance and from Marquette University Law School in 1977.  Following graduation from law school, Mr. Zimmerman worked in the Milwaukee office of Arthur Andersen & Co. in the tax department and received his Wisconsin CPA certificate.

ROBERT J. NOVAK.  Mr. Novak, age 59, has served as a director of the Company since September 2003.  Mr. Novak has been a member of Jennings, Strouss & Salmon, P.L.C., a full service law firm, since 1999.  Mr. Novak is the founder and owner of Novak Companies, Inc., a diversified group of companies in real estate development, financing, management, equity financing and participation in private and public companies.  Mr. Novak also founded and owned Robert J. Novak & Associates, Ltd., a law firm, from 1987 to 1999.  Mr. Novak was also a founder, director and officer of Medical Safety Products, Inc., a medical product developer, from 1987 to 2001.  Mr. Novak earned Bachelor of Arts degrees in political science and economics from Drake University in 1967 and a Juris Doctorate from the University of Arizona in 1971.

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

Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended June 30, 2004.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards
Name and Principal Position(1)	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Securities Underlying Options/SARS (#)

Thomas S. Bednarik(2)	2004	$135,000	$6,750	0	100,000	(2)
President and	2003	$130,000	0	0	150,000	(2)
Chief Executive	2002	$130,000	0	0	100,000	(2)
Officer

(1)                                  No other executive officer of the Company received compensation in excess of $100,000 for the periods presented.

(2)                                  Mr. Bednarik was appointed President and Chief Executive Officer of the Company effective February 17, 2000.  Pursuant to the terms of an Incentive Stock Option Agreement dated August 22, 2000, Mr. Bednarik was granted options to purchase 100,000 shares of the Company’s common stock at a per share exercise price of $3.40.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated April 17, 2001, Mr. Bednarik was granted options to purchase 225,000 shares of the Company’s common stock at a per share exercise price of $0.40.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated December 31, 2001, Mr. Bednarik was granted options to purchase 100,000 shares of the Company’s common stock at a per share exercise price of $0.17.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated December 31, 2002, Mr. Bednarik was granted options to purchase 50,000 shares of the Company’s common stock at a per share exercise price of $0.18.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated April 15, 2003, Mr. Bednarik was granted options to purchase 100,000 shares of the Company’s common stock at a per share exercise price of $0.16.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated December 9, 2003, Mr. Bednarik was granted options to purchase 25,000 shares of the Company’s common stock at a per share exercise price of $1.17.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated June 14, 2004, Mr. Bednarik was granted options to purchase 75,000 shares of the Company’s common stock at a per share exercise price of $1.00.

The following table sets forth information concerning individual grants of stock options made to the Named Officers during the fiscal year ended June 30, 2004.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name and	Number of Securities Underlying Options	% of Total Options Granted to Employees in	Exercise Price	Expiration	Potential Realized Value at Assumed Rates of Annual Stock Price Appreciation For Option Term (2)
Principal Position	Granted (#)(1)	Fiscal Year	($/Sh)	Date	5% ($)	10% ($)

Thomas S. Bednarik,	25,000	3%	$1.17	12/2013	$18,395	$46,617
President and Chief Executive Officer	75,000	9%	$1.00	6/2014	$47,167	$119,531

(1)                                  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated December 9, 2003, Mr. Bednarik was granted options to purchase 25,000 shares of the Company’s common stock at a per share exercise price of $1.17.  The options vested immediately and have a term of ten years.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated June 15, 2004, Mr. Bednarik was granted options to purchase 75,000 shares of the Company’s common stock at a per share exercise price of $1.00.  The options vest in three increments over nine months and have a term of ten years.

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

Option Exercise

There were no option exercises by the Named Officers during the fiscal year ended June 30, 2004.

Employment Agreements

As of February 15, 2000, the Board of Directors approved the terms of Mr. Bednarik’s at-will employment with the Company for services as its President and Chief Executive Officer.  Under the terms of a letter agreement, dated as of February 17, 2000, the Company agreed to pay Mr. Bednarik a base salary of $115,000, which was increased to $130,000 effective April 2001 and to $140,000 on January 1, 2004.

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

Item 11.  Security Ownership Of Certain Beneficial Owners And Management.

The following table sets forth certain information, as of September 15, 2004, concerning the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the Company’s Common Stock; (ii) each Director; (iii) each of the Named Officers; and (iv) all directors and executive officers of the Company as a group.  To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

	Shares Beneficially Owned (1)
Name and Address of Beneficial Owner (2)	Number		Percent
Thomas S. Bednarik	827,500	(3)	5.8%
Todd P. Belfer	1,324,877	(4)	9.7
Lise M. Lambert	198,913	(5)	1.5
Robert W. Zimmerman	271,425	(6)	2.0
Robert J. Novak	254,520	(7)	1.9
Craig J. Smith	117,751	(8)		*
All directors and executive officers as a group	2,994,986		20.9
Joseph L. Simek	3,888,585	(9)	28.4
Circle F. Ventures LLC	981,111		7.2

* Less than 1.0%

(1)                                  A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right.  Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.  The amounts and percentages are based upon 13,599,552 shares of common stock outstanding as of September 15, 2004.

(2)                                  The address of each of the beneficial owners is c/o Time America, Inc., 51 West Third Street, Suite 310, Tempe, Arizona 85281, except for Circle F. Ventures LLC whose address is 17797 North Perimeter Drive, Suite 105, Scottsdale, Arizona 85255 and Joseph L. Simek whose address is 611 North Road, Medford, Wisconsin 54461.

(3)                                  Includes 693,750 shares of common stock underlying unexercised options that were exercisable on September 15, 2004, or within 60 days thereafter.

(4)                                  Includes 148,750 shares of common stock underlying unexercised options that were exercisable on September 15, 2004 or within 60 days thereafter.

(5)                                  Includes 164,719 shares of common stock underlying unexercised options that were exercisable on September 15, 2004, or within 60 days thereafter.

(6)                                  Includes 131,250 shares of common stock underlying unexercised options that were exercisable on September 15, 2004, or within 60 days thereafter.

(7)                                  Includes 74,520 shares of common stock underlying unexercised options that were exercisable on September 15, 2004, or within 60 days thereafter.

(8)                                  Includes 90,751 shares of common stock underlying unexercised options that were exercisable September 15, 2004, or within 60 days thereafter.

(9)                                  Includes 87,958 shares of common stock issuable upon exercise of warrants issued in consideration for entering into debt agreements during the fiscal year ended June 30, 2002.

Item 12.  Certain Relationships And Related Transactions.

Except as set forth below, the Company did not have any transactions during fiscal years 2004 and 2003 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $60,000.

On March 31, 2001, the Company borrowed $400,000 from Joseph L. Simek, a significant stockholder of the Company.  The loan bears interest at an annual rate of prime plus one percent (1%) and is secured by all of the Company’s assets.  Principal and interest payments of approximately $8,500 are due monthly, with the outstanding principal balance due on October 1, 2004.  On November 2, 2001, Mr. Simek agreed to provide the Company with a $200,000 line of credit, which is also secured by all of the Company’s assets.  On September 24, 2002, Mr. Simek agreed to provide the Company with an additional $200,000 revolving line of credit, which is also secured by all of the Company’s assets.  Borrowings under the lines of credit bear interest at an annual rate of 10%.  In January 2004, Mr. Simek and the Company agreed to extend the maturity date of the line of credit facility to December 31, 2005.  At June 30, 2004, $190,345 was outstanding under the $400,000 loan and $150,000 was outstanding under the line of credit.

On September 4, 2001, the Company borrowed $500,000 from Francis Simek, the spouse of Mr. Simek.  On March 22, 2004, the Company and Mrs. Simek entered into a subordinated note agreement.  Under the terms of the agreement, the existing term note was refinanced as a five year term note with monthly principal and interest payments at 15%.  [What term note are we referring to?]  The Company issued 25,000 shares of restricted common stock to Mrs. Simek in consideration for her agreement to subordinate the note.  The loan is secured by a junior lien all of the Company’s assets.  Principal and interest payments of $9,831 are due and payable monthly over a 60-month period.  At June 30, 2004, $394,219 was outstanding under this loan.

In May 2003, Todd P. Belfer, director, purchased 450,000 shares of common stock of the Company in a private placement transaction.

In May 2003, Circle F. Ventures LLC, a 5% security holder, purchased 111,111 shares of common stock of the Company in private placement transaction.

In October 2003, the Company entered into a consulting services agreement with Mr. Belfer for a four year period.  In exchange for the consulting services, Mr. Belfer was granted a non-statutory option to purchase 200,000 shares of the Company’s common stock at $0.75 per share.  The options vest over four years and have a term of four years

On April 16, 2004, the Company borrowed $500,000 from Mrs. Simek.  The note is a five year term note with monthly principal and interest payments at 15%.  In consideration for agreeing to subordinate the note, the Company issued 25,000 shares of restricted common stock to Mrs. Simek.  The loan is secured by all of the Company’s assets.  Principal and interest payments of $11,821 are due and payable monthly over a 60-month period.  At June 30, 2004, $479,831 was outstanding under this loan.

Item 13. Exhibits And Reports on Form 8-K.

(a)           Exhibits. The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-KSB.

(b)           Reports on Form 8-K.

On May 10, 2004, the Company furnished a Current Report on Form 8-K under Item 12 thereof, containing a copy of its earnings release, dated April 29, 2004, for the period ended March 31, 2004.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2004 and June 30, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		June 30, 2004	June 30, 2003
(i)	Audit Fees	$30,500	$17,000
(ii)	Audit Related Fees	—	$650
(iii)	Tax Fees	$4,500	$3,000
(iv)	All Other Fees	$10,000	$825

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME AMERICA, INC.

/s/ Thomas S. Bednarik
Thomas S. Bednarik, President and Chief Executive Officer (Principal Executive Officer)

Dated: September 28, 2004

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

Signatures	Title	Date

/s/ Thomas S. Bednarik	President, CEO and Director	September 28, 2004
Thomas S. Bednarik	(Principal Executive Officer)

/s/ Craig J. Smith	Chief Financial Officer	September 28, 2004
Craig J. Smith	(Principal Financial Officer)

/s/ Todd P. Belfer	Chairman of the Board	September 28, 2004
Todd P. Belfer

/s/ Lise M. Lambert	Director	September 28, 2004
Lise M. Lambert

/s/ Robert W. Zimmerman	Director	September 28, 2004
Robert W. Zimmerman

/s/ Robert J. Novak	Director	September 28, 2004
Robert J. Novak

EXHIBIT INDEX

Exhibit Number	Description	By Reference from Document	No. in Document

3.1	Registrant’s Articles of Incorporation	A	3.1

3.1.1	Registrant’s Amendment to its Articles of Incorporation, dated November 7, 1988	A	3.1.1

3.1.2	Registrant’s Amendment to its Articles of Incorporation, dated June 25, 1991	B	3.1.2

3.1.3	Registrant’s Certificate of Reverse Stock Split, dated February 15, 1994	C	3.1.3

3.1.4	Registrant’s Certificate of Designation of Series A Preferred Stock, dated June 27, 1996	D	3.1.4

3.1.5	Registrant’s Amendment to Articles of Incorporation, dated June 25, 1996	D	3.15

3.1.6	Registrant’s Certificate of Designation of Series B Preferred Stock, dated March 31, 1999	E	3.1.6

3.1.7	Registrant’s Amendment to Articles of Incorporation, dated October 7, 1999.	F	3.1

3.2	Amended Bylaws of the Registrant	C	3.2

4.1	Registrant’s Form of Common Stock Certificate	A	4.1

10.6	1999 Equity Compensation Plan	E	10.7

10.7.1	Lease Agreement, dated September 3, 1999, between LAFP Phoenix, Inc., as lessor, and the Registrant, as lessee.	F	10.1

10.7.2	First Amendment to Office Lease Agreement, dated March 28, 2000, between LAFP Phoenix, Inc., as lessor and the Registrant, as lessee.	G	10.1

Exhibit Number	Description	By Reference from Document	No. in Document
10.8	Securities Purchase Agreement, dated September 21, 1999, between Circle F Ventures, LLC and the Registrant.	F	10.2

10.10	Merger Agreement, dated March 28, 2001 by and among Vitrix, Inc., Vitrix Incorporated, and Time America, Inc.	H	2.1

10.12	Letter from BDO Seidman, LLP, dated June 4, 2001, regarding its concurrence or disagreement with the statements made by the registrant in the current report concerning the resignation or dismissal as the registrants’ principal accountant.	I	16

10.13	Promissory Note Agreement dated September 4, 2001 between Vitrix, Inc. and Frances L. Simek	J	—

10.14	Security Agreement dated September 4, 2001 between Vitrix, Inc. and Frances L. Simek	J	—

10.15	Warrant to purchase common stock agreement dated September 4, 2001 between Vitrix, Inc. and Frances L. Simek	J	—

10.16	Promissory Note Agreement dated March 31, 2001 between Time America, Inc and Joseph L. Simek	K	—

10.17	Revolving Credit Agreement dated November 2, 2001 between Vitrix, Inc and Joseph L. Simek	K	—

10.18	Securities Purchase Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	—

10.19	Secured Convertible Term Note, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	—

10.20	Common Stock Purchase Warrant, dated March 22, 2004, issued to Laurus Master Fund, Ltd.	L	—

Exhibit Number	Description	By Reference from Document	No. in Document
10.21	Security Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	—

10.22	Subordination Agreement, dated March 22, 2004, among Time America, Inc., Laurus Master Fund, Ltd and Joseph and Frances Simek	L	—

10.23	Registration Rights Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	—

10.24	Guarantee, dated March 22, 2004, issued by Time America, Inc. in favor of Laurus Master Fund, Ltd.	L	—

10.25	Stock Pledge Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	—

10.26	Note Purchase Agreement dated April 16, 2004 between Time America, Inc. and Frances L. Simek	Filed herewith	—

10.27	Promissory Note Agreement dated April 16, 2004 between Time America, Inc. and Frances L. Simek	Filed herewith	—

10.28	Security Agreement dated April 16, 2004 between Time America, Inc. and Frances L. Simek	Filed herewith	—

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934	Filed herewith	—

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934	Filed herewith	—

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	—

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

L.              Form 8-K Current Report reporting event on March 22, 2004