Form 10QSB
period 2004-09-30
TIME AMERICA INC
filed 2004-11-15
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At November 5, 2004, the issuer had outstanding 13,601,052 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:   Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2004	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,840,826	$2,058,929
Accounts receivable — trade, net	1,339,294	1,028,850
Inventory	443,187	370,784
Prepaid expenses and other current assets	203,363	290,546

Total Current Assets	3,826,670	3,749,109

Property and equipment, net	204,372	203,309
Other Assets	212,665	234,641

Total Assets	$4,243,707	$4,187,059

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$788,032	$756,353
Accounts payable	320,315	368,230
Accrued liabilities	289,689	187,385
Deferred revenue	747,310	416,513

Total Current Liabilities	2,145,346	1,728,481

Long-term debt, less current portion	2,169,098	2,337,345

Total Liabilities	4,314,444	4,065,826

Commitments:	—	—

Stockholders’ Equity (Deficit):
Common stock, $.005 par value, 50,000,000 shares authorized; 13,601,052 and 13,599,552 shares issued and outstanding	68,006	67,998
Contributed capital	8,027,474	8,027,121
Accumulated deficit	(8,166,217)	(7,973,886)

Total Stockholders’ Equity (Deficit)	(70,737)	121,233

Total Liabilities and Stockholders’ Equity (Deficit)	$4,243,707	$4,187,059

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2004	2003
Revenues:
Product sales	$998,930	$898,328
Services revenue	454,895	228,069

Total Revenues	1,453,825	1,126,397

Cost of Revenues:
Product	398,732	386,024
Services	167,221	135,554

Total Cost of Revenues	565,953	521,578

Gross Profit	887,872	604,819

Costs and Expenses:
Sales and marketing	464,103	390,293
Research and development	287,772	171,632
General and administrative	235,579	184,649

Total Costs and Expenses	987,454	746,574

Net Loss from Operations	(99,582)	(141,755)

Other Income (Expense):
Interest expense	(98,511)	(19,811)
Other	—	(7)
Interest income	5,762	—

	(92,749)	(19,818)

Net Loss	$(192,331)	$(161,573)

Basic Loss per Share	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding	13,600,188	11,476,709

See Notes to Consolidated Financial Statements

TIME AMERCIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2004 AND

THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004 (Unaudited)

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2003	10,656,057	$53,280	$6,338,351	$(6,823,443)	$(431,812)

Exercise of Warrants	147,500	738	28,762	—	29,500
Exercise of stock options	8,996	45	3,328	—	3,373
Issuance of common stock warrants	—	—	156,200	—	156,200
Issuance of common stock for services	50,000	250	54,750	—	55,000
Sale of common stock, net of costs	2,736,999	13,685	1,445,730	—	1,459,415
Net loss	—	—	—	(1,150,443)	(1,150,443)
Balance at June 30, 2004	13,599,552	67,998	8,027,121	(7,973,886)	121,233

Exercise of stock options	1,500	8	353	—	361
Net loss	—	—	—	(192,331)	(192,331)
Balance at September 30, 2004	13,601,052	$68,006	$8,027,474	$(8,166,217)	$(70,737)

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
	2004	2003
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net income (loss)	$(192,331)	$(161,573)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	18,582	13,302
Changes in Assets and Liabilities:
Accounts receivable-trade	(310,444)	(258,135)
Inventory	(72,403)	(9,689)
Prepaid expenses and other current assets	87,183	(7,414)
Other assets	21,976	—
Accounts payable	(47,915)	9,998
Accrued liabilities	102,304	23,283
Deferred revenue	330,796	46,383
Net cash used by operating activities	(62,252)	(343,845)

Cash flows from investing activities:
Purchase of property and equipment	(19,644)	(48,144)
Net cash used by investing activities	(19,644)	(48,144)

Cash flows from financing activities:
Repayment of capital leases	—	(2,195)
Repayment of debt	(136,568)	(30,333)
Proceeds from exercise of options and warrants	361	—
Proceeds from issuance of stock	—	549,397
Net cash provided (used) by financing activities	(136,207)	516,869

Net change in cash and cash equivalents	(218,103)	124,880

Cash and cash equivalents at beginning of period	2,058,929	245,795

Cash and cash equivalents at end of period	$1,840,826	$370,675

Supplemental disclosure of cash flow information:
Interest paid	$98,511	$19,811
Income taxes paid	$—	$—

See Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Time America, Inc. and subsidiary (“Time America” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three month period ended September 30, 2004, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

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

Stock Based Compensation:

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”).  Under APB 25, no compensation expense is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

The Company has adopted the disclosure-only provisions, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”).  Under SFAS 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. Had compensation expense for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the calculation methodology of SFAS 123, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts presented below:

	Three Months Ended September 30,
	2004	2003
Net loss:
As reported	$(192,331)	$(161,573)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(46,573)	(22,843)

Pro forma	$(238,904)	$(184,416)

Loss per share:
As reported	$(0.01)	$(0.01)
Pro forma	$(0.02)	$(0.02)

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,
	2004	2003
Expected volatility	76.0%	25.0%
Risk-free interest rate	4.0%	7.0%
Expected lives (in years)	3.0	3.0

Long-term Debt:

In September 2004, the Company and a shareholder agreed to extend the balloon payment on a promissory note from October 1, 2004 to October 1, 2005.  All other terms of the agreement remained unchanged.

Subsequent Event:

On October 2004, the Company entered into a five year non-cancelable lease agreement for facilitates that commences in January 1, 2005.  Annual expense under the agreement is approximately $275,000 per year.

Item 2. Management’s Discussion And Analysis Or Plan Of Operation.

Critical Accounting Policies

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.  We believe our most critical accounting policies are revenue recognition, software development costs and the allowance for potentially uncollectible accounts receivable.

The Company derives its revenues from the sale of frontline labor management systems as well as sales of application software, parts and components.  The Company’s systems consist of fully integrated software and intelligent data collection terminals.  The Company also derives revenues by providing maintenance, professional and educational services to its customers.   The Company recognizes revenues from sales of its systems, application software, parts and components at the time of shipment, unless the Company has significant obligations remaining.  When significant obligations remain, revenue is not recognized until such obligations have been completed or are no longer significant.  The Company recognizes revenues from its sales-type leases of systems at the time of shipment.  Service and maintenance revenues are recognized ratably over the contractual period or as the services are performed.

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

Comparison of the Three Months Ended September 30, 2004 and September 30, 2003

Revenues.  Revenue for the three month period ended September 30, 2004 (the “reporting period”) rose 29% to $1,453,825, compared to revenue of $1,126,397 for the three month period ended September 30, 2003 (the “comparable period”).  The Company’s product sales increased by 11% and services revenue increased by 99% over the comparable period.  The Company believes that the increase in product revenue is primarily due to increased investments in sales personnel and marketing programs.  The increase in services revenue was driven by a large service order in the quarter.

                Gross Profit.  Gross profit as a percentage of revenues increased to 61% in the reporting period, compared to 54% in the comparable period.  The gross profit percentage on product sales increased by 3% over the comparable period and the gross profit percentage on services revenue increased by 22% over the comparable period.  The increase in the gross profit percentage on services revenue is due to the 99% increase in services revenue while limiting the cost of services increase to only 23%.

                The change in the gross profit percentage on products is within the Company’s normal range of gross profit percentages.  The Company’s gross profit percentage on products is typically between 55% to 60% depending upon the mix of software versus hardware sales and the makeup of hardware sales.  The Company’s product revenue is comprised of software and hardware sales, with hardware sales yielding a significantly lower gross profit than software sales.   Hardware revenue is principally comprised of two versions of general data collection terminals, badge terminals and biometric units.  The gross profit is greater on badge terminals than biometric units because we add value to our badge terminals by installing software on the terminals.

Expenses.  Total costs and expenses were $987,454, or 68% of revenues, in the reporting period, compared to $746,574, or 66% of revenues, in the comparable period.  The increase in costs and expenses as a percentage of revenue in the reporting period is primarily due to a 68% increase in research and development expenses in the current period. Sales and marketing expenses were $464,103, or 32% of revenues, in the reporting period, compared to $390,293, or 35% of revenues, in the comparable period. Research and development expenses were $287,772, or 20% of revenues, in the reporting period, compared to $171,632, or 15% of revenues, in the comparable period.  The increase in research and development expenses is primarily attributable to the hiring of additional technology personnel to assist in generating new technologies for the Company. General and administrative expenses were $235,579, or 16% of revenues, in the reporting period, compared to $184,649, or 16% of revenues, in the comparable period.

Liquidity and Capital Resources

At September 30, 2004, the Company had working capital of $1,681,324, compared to $371,097 at September 30, 2003.  Cash and cash equivalents at those dates amounted to $1,840,826 and $370,675, respectively.  The Company has funded its operations for the past six years primarily through a combination of sales of equity securities and debt financing.

Operations.  Net cash used by operations improved to $62,252 in the reporting period, compared to net cash used by operations of $343,845 in the comparable period.  The net cash used in the current period was primarily attributable to the net loss along with increases in accounts receivable and inventory and was offset by increases in accrued liabilities and deferred revenue.

Investment Activities.  For the reporting period, the Company used $19,644 to purchase property and equipment, compared to $48,144 of property and equipment purchases in the comparable period.

Financing Activities.  For the reporting period, the Company used $136,207 in financing activities primarily due to repayment of debt.  In the comparable period, the Company generated $516,869 in financing activities primarily due to proceeds from issuance of common stock.

The Company’s liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the time and attendance industry and global economies.  Although the Company’s cash requirements will fluctuate based on the timing and extent of these factors, management believes that its current cash reserves, cash generated from operations, and the Company’s borrowing capacity under its two credit facilities, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next 12 months.  The Company may, however, seek to obtain additional capital through a line of credit at a financial institution or through additional debt or equity offerings during this time period.  The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for the Company’s products and services.  No assurance can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms.

Item 3. Controls and Procedures.

                As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.  No change in the internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is likely to materially affect, the internal control over financial reporting.

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

PART II — OTHER INFORMATION

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

(b)        Reports on Form 8-K

             On August 5, 2004, the Company furnished a Current Report on Form 8-K under Item 12 thereof, containing a copy of its earnings release, dated August 4, 2004, for the period ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME AMERICA, INC.

Dated: November 15, 2004
	By	/s/ Craig J. Smith
Craig J. Smith
Chief Financial Officer
(Principal Accounting Officer)