Form 10QSB
period 2004-12-31
TIME AMERICA INC
filed 2005-02-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number 001-10320

Time America, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	13-3465289
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

8840 East Chaparral Road, Suite 100, Scottsdale, AZ 85250
(Address of principal executive offices)

(480) 296-0400
(Issuer’s telephone number)

51 W. Third Street, Suite 310, Tempe, AZ 85281
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At February 10, 2005, the issuer had outstanding 13,601,052 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,268,660	$2,058,929
Accounts receivable – trade, net	1,097,710	1,028,850
Inventory	577,094	370,784
Prepaid expenses and other current assets	198,721	290,546

Total Current Assets	3,142,185	3,749,109

Property and equipment, net	300,738	203,309
Other Assets	180,793	234,641

Total Assets	$3,623,716	$4,187,059

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$1,049,603	$756,353
Accounts payable	393,975	368,230
Accrued liabilities	326,571	187,385
Deferred revenue	882,259	416,513

Total Current Liabilities	2,652,408	1,728,481

Long-term debt, less current portion	1,325,213	2,337,345

Total Liabilities	3,977,621	4,065,826

Commitments:	—	—

Stockholders’ Equity (Deficit):
Common stock, $.005 par value, 50,000,000 shares authorized; 13,601,052 and 13,599,552 shares issued and outstanding	68,006	67,998
Contributed capital	8,042,974	8,027,121
Accumulated deficit	(8,464,885)	(7,973,886)

Total Stockholders’ Equity (Deficit)	(353,905)	121,233

Total Liabilities and Stockholders’ Equity (Deficit)	$3,623,716	$4,187,059

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Product sales	$1,082,207	$867,311	$2,081,137	$1,765,639
Services revenue	358,105	260,013	813,000	488,082

Total Revenues	1,440,312	1,127,324	2,894,137	2,253,721

Cost of Revenues:
Product	433,572	343,723	832,304	729,746
Services	185,277	153,036	352,498	288,590

Total Cost of Revenues	618,849	496,759	1,184,802	1,018,336

Gross Profit	821,463	630,565	1,709,335	1,235,385

Costs and Expenses:
Sales and marketing	461,442	469,383	925,545	859,675
Research and development	337,946	201,073	625,718	372,703
General and administrative	259,549	225,672	495,128	410,323

Total Costs and Expenses	1,058,937	896,128	2,046,391	1,642,701

Net Loss from Operations	(237,474)	(265,563)	(337,056)	(407,316)

Other Income (Expense):
Interest expense	(91,386)	(18,835)	(189,897)	(38,646)
Other	25,774	—	25,774	(7)
Interest income	4,418	1,704	10,180	1,704

	(61,194)	(17,131)	(153,943)	(36,949)

Net Loss	$(298,668)	$(282,694)	$(490,999)	$(444,265)

Basic Loss per Share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted Average Number of Shares Outstanding	13,601,052	12,810,393	13,600,620	12,143,551

See Notes to Consolidated Financial Statements

TIME AMERCIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED JUNE 30, 2004 AND
THE SIX MONTH PERIOD ENDED DECEMBER 31, 2004 (Unaudited)

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2003	10,656,057	$53,280	$6,338,351	$(6,823,443)	$(431,812)

Exercise of Warrants	147,500	738	28,762	—	29,500
Exercise of stock options	8,996	45	3,328	—	3,373
Issuance of common stock warrants	—	—	156,200	—	156,200
Issuance of common stock for services	50,000	250	54,750	—	55,000
Sale of common stock, net of costs	2,736,999	13,685	1,445,730	—	1,459,415
Net loss	—	—	—	(1,150,443)	(1,150,443)
Balance at June 30, 2004	13,599,552	67,998	8,027,121	(7,973,886)	121,233

Exercise of stock options	1,500	8	353	—	361
Issuance of stock options for services			15,500		15,500
Net loss	—	—	—	(490,999)	(490,999)
Balance at December 31, 2004	13,601,052	$68,006	$8,042,974	$(8,464,885)	$(353,905)

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
	2004	2003
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net income (loss)	$(490,999)	$(444,265)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	39,170	28,454
Stock options issued for services	15,500	—
Changes in Assets and Liabilities:
Accounts receivable-trade	(68,860)	(120,583)
Inventory	(206,310)	(127,580)
Prepaid expenses and other current assets	91,825	(25,175)
Other assets	53,848	—
Accounts payable	25,745	(82,046)
Accrued liabilities	139,186	40,079
Deferred revenue	465,745	84,767
Net cash provided (used) by operating activities	64,850	(646,349)

Cash flows from investing activities:
Purchase of property and equipment	(136,598)	(74,464)
Net cash used by investing activities	(136,598)	(74,464)

Cash flows from financing activities:
Repayment of capital leases	—	(4,500)
Repayment of debt	(718,882)	(61,029)
Proceeds from exercise of options and warrants	361	31,598
Proceeds from issuance of stock	—	1,487,847
Net cash provided (used) by financing activities	(718,521)	1,453,916

Net change in cash and cash equivalents	(790,269)	733,103

Cash and cash equivalents at beginning of period	2,058,929	245,795

Cash and cash equivalents at end of period	$1,268,660	$978,898

Supplemental disclosure of cash flow information:
Interest paid	$189,897	$38,646
Income taxes paid	$—	$—

See Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note A - Basis of Presentation and Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Time America, Inc. and subsidiary (“Time America” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the six month period ended December 31, 2004, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

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

Note B - Income (Loss) Per Share:

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

Note C - Stock Based Compensation:

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”).  Under APB 25, no compensation expense is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Net loss:
As reported	$(298,668)	$(282,694)	$(490,999)	$(444,265)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,510)	(2,195)	(49,083)	(25,038)

Pro forma	$(301,178)	$(284,889)	$(540,082)	$(469,303)

Loss per share:
As reported	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Pro forma	$(0.02)	$(0.02)	$(0.04)	$(0.04)

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model.

Note D - Long-term Debt:

In September 2004, the Company and a shareholder agreed to extend the balloon payment on a promissory note from October 1, 2004 to October 1, 2005.  All other terms of the agreement remained unchanged.

In November 2004, the Company paid $456,100 to retire the remaining balance on a term note with a shareholder.  The Company and the shareholder then entered into a $456,100 revolving credit note agreement.  The revolving credit note agreement expires in November 2007.  Borrowings under the note bear interest at 10% per annum with interest payments due monthly.  Unused borrowings are subject to a 2% commitment fee paid quarterly.

Note E - Commitments:

In October 2004, the Company entered into a five year non-cancelable lease agreement for facilities that commences in January 1, 2005.  Annual expense under the agreement is approximately $275,000 per year.

Note F - New Accounting Pronouncements:

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including the grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than the first interim period beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not been issued. The Company expects to adopt Statement 123(R) on July 1, 2005, the beginning of its first fiscal quarter of the fiscal year ending on June 30, 2006.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note C to the consolidated financial statements.

The Company currently uses the Black-Scholes option pricing model for the valuation of options under Statement 123. The Company is currently assessing valuation model options to be used under Statement 123(R) and has not yet determined which valuation model to adopt. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

Item 2. Management’s Discussion And Analysis Or Plan Of Operation.

Critical Accounting Policies

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2004.  We believe our most critical accounting policies are revenue recognition, software development costs and the allowance for potentially uncollectible accounts receivable.

We derive our revenues from the sale of frontline labor management systems as well as sales of application software, parts and components.  Our systems consist of fully integrated software and intelligent data collection terminals.  We also derive revenues by providing maintenance, professional and educational services to our customers.  We recognize revenues from sales of our systems, application software, parts and components at the time of shipment, unless we have significant obligations remaining.  When significant obligations remain, revenue is not recognized until such obligations have been completed or are no longer significant.  We recognize revenues from our sales-type leases of systems at the time of shipment.  Service and maintenance revenues are recognized ratably over the contractual period or as the services are performed.

We provide installation services and certain warranties to its customers. We also provide, without additional charge, certain software product enhancements for customers covered under software maintenance contracts.  The provisions for these expenses are made at the time revenues are recognized.

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

Comparison of the Three Months Ended December 31, 2004 and December 31, 2003

Revenues.  Revenue for the three month period ended December 31, 2004 (the “reporting period”) rose 28% to $1,440,312, compared to revenue of $1,127,324 for the three month period ended December 31, 2003 (the “comparable period”).  Our product sales increased by 25% and services revenue increased by 38% over the comparable period.  We believe that the increase in revenue is primarily due to increased investments in sales personnel and marketing programs which increased our revenue volume.

Gross Profit.  Gross profit as a percentage of revenues increased to 57% in the reporting period, compared to 56% in the comparable period.  The gross profit percentage on product sales was unchanged over the comparable period and the gross profit percentage on services revenue increased by 7% over the comparable period.  The increase in the gross profit percentage on services revenue is due to the 38% increase in services revenue while limiting the cost of services increase to only 21%.

The change in the gross profit percentage on products is within our normal range of gross profit percentages.  Our gross profit percentage on products is typically between 55% to 60% depending upon the mix of software versus hardware sales and the makeup of hardware sales.  Our product revenue is comprised of software and hardware sales, with hardware sales yielding a significantly lower gross profit than software sales.  Hardware revenue is principally comprised of two versions of general data collection terminals, badge terminals and biometric units.  The gross profit is greater on badge terminals than biometric units because we add value to our badge terminals by installing software on the terminals.

Expenses.  Total costs and expenses were $1,058,937, or 74% of revenues, in the reporting period, compared to $896,128, or 80% of revenues, in the comparable period.  The increase in costs and expenses in the reporting period is primarily due to a 68% increase in research and development expenses in the current period. Sales and marketing expenses were $461,442, or 32% of revenues, in the reporting period, compared to $469,383, or 42% of revenues, in the comparable period. Research and development expenses were $337,946, or 24% of revenues, in the reporting period, compared to $201,073, or 18% of revenues, in the comparable period.  The increase in research and development expenses is primarily attributable to the hiring of additional technology personnel to assist in generating new technologies for the Company. General and administrative expenses were $259,549, or 18% of revenues, in the reporting period, compared to $225,672, or 20% of revenues, in the comparable period.

Comparison of the Six Months Ended December 31, 2004 and December 31, 2003

Revenues.  Revenue for the six month period ended December 31, 2004 (the “reporting period”) rose 28% to $2,894,137, compared to revenue of $2,253,721 for the six month period ended December 31, 2003 (the “comparable period”).  Our product sales increased by 18% and services revenue increased by 67% over the comparable period.  We believe that the increase in revenue is primarily due to increased investments in sales personnel and marketing programs which increased our revenue volume.  The increase in services revenue was driven by a large service order in the first quarter.

Gross Profit.  Gross profit as a percentage of revenues increased to 59% in the reporting period, compared to 55% in the comparable period.  The gross profit percentage on product sales increased by 1% over the comparable period and the gross profit percentage on services revenue increased by 16% over the comparable period.  The increase in the gross profit percentage on services revenue is due to the 67% increase in services revenue while limiting the cost of services increase to only 22%.

The change in the gross profit percentage on products is within our normal range of gross profit percentages.  Our gross profit percentage on products is typically between 55% to 60% depending upon the mix of software versus hardware sales and the makeup of hardware sales.  Our product revenue is comprised of software and hardware sales, with hardware sales yielding a significantly lower gross profit than software sales.  Hardware revenue is principally comprised of two versions of general data collection terminals, badge terminals and biometric units.  The gross profit is greater on badge terminals than biometric units because we add value to our badge terminals by installing software on the terminals.

Expenses.  Total costs and expenses were $2,046,391, or 71% of revenues, in the reporting period, compared to $1,642,701, or 73% of revenues, in the comparable period.  The increase in costs and expenses in the reporting period is primarily due to a 68% increase in research and development expenses in the current period. Sales and marketing expenses were $925,545, or 32% of revenues, in the reporting period, compared to $859,675, or 38% of revenues, in the comparable period. Research and development expenses were $625,718, or 22% of revenues, in the reporting period, compared to $372,703, or 17% of revenues, in the comparable period.  The increase in research and development expenses is primarily attributable to the hiring of additional technology personnel to assist in generating new technologies for the Company. General and administrative expenses were $495,128, or 17% of revenues, in the reporting period, compared to $410,323, or 18% of revenues, in the comparable period.

Liquidity and Capital Resources

At December 31, 2004, we had working capital of $489,776, compared to $866,123 at December 31, 2003.  Cash and cash equivalents at those dates amounted to $1,268,660 and $978,898, respectively.  We have funded our operations for the past six years primarily through a combination of sales of equity securities and debt financing.

Operations.  Net cash from operations improved to $64,850 provided in the reporting period, compared to net cash used by operations of $646,349 in the comparable period.  The net cash provided in the current period was primarily attributable to increases in deferred revenue and accrued liablilites and was offset by the net loss and increases in inventory and accounts receivable.

Investment Activities.  For the reporting period, we used $136,598 to purchase property and equipment, compared to $74,464 of property and equipment purchases in the comparable period.

Financing Activities.  For the reporting period, we used $718,521 in financing activities primarily due to repayment of debt.  In the comparable period, we generated $1,453,916 in financing activities primarily due to proceeds from issuance of common stock.

Our liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the time and attendance industry and global economies.  Although our cash requirements will fluctuate based on the timing and extent of these factors, we believe that our current cash reserves, cash generated from operations, and our borrowing capacity under our two credit facilities, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next 12 months.  We may, however, seek to obtain additional capital through a line of credit at a financial institution or through additional debt or equity offerings during this time period.  The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand our products and services.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.  No change in the internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Dated: February 14, 2005
	By	/s/ Craig J. Smith
Craig J. Smith
Chief Financial Officer
(Principal Accounting Officer)