Form 10QSB
period 2005-03-31
TIME AMERICA INC
filed 2005-05-16
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 9, 2005, the issuer had outstanding 13,601,052 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes ☐   No ☒

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	June 30, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$625,639	$2,058,929
Accounts receivable – trade, net	1,300,294	1,028,850
Inventory	454,285	370,784
Prepaid expenses and other current assets	218,094	290,546

Total Current Assets	2,598,312	3,749,109

Property and equipment, net	379,612	203,309
Other Assets	150,562	234,641

Total Assets	$3,128,486	$4,187,059

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$1,028,289	$756,353
Accounts payable	315,371	368,230
Accrued liabilities	337,829	187,385
Deferred revenue	880,129	416,513

Total Current Liabilities	2,561,618	1,728,481

Long-term debt, less current portion	1,224,033	2,337,345

Total Liabilities	3,785,651	4,065,826

Commitments:	—	—

Stockholders’ Equity (Deficit):
Common stock, $.005 par value, 50,000,000 shares authorized; 13,601,052 and 13,599,552 shares issued and outstanding	68,006	67,998
Contributed capital	8,042,974	8,027,121
Accumulated deficit	(8,768,145)	(7,973,886)

Total Stockholders’ Equity (Deficit)	(657,165)	121,233

Total Liabilities and Stockholders’ Equity (Deficit)	$3,128,486	$4,187,059

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Product sales	$1,222,964	$1,009,733	$3,304,102	$2,775,372
Services revenue	405,993	296,374	1,218,993	784,456

Total Revenues	1,628,957	1,306,107	4,523,095	3,559,828

Cost of Revenues:
Product	502,018	435,860	1,334,322	1,165,606
Services	200,169	158,553	552,668	447,143

Total Cost of Revenues	702,187	594,413	1,886,990	1,612,749

Gross Profit	926,770	711,694	2,636,105	1,947,079

Costs and Expenses:
Sales and marketing	505,682	522,195	1,431,227	1,381,869
Research and development	369,660	250,879	995,378	623,583
General and administrative	274,526	228,875	769,654	639,198

Total Costs and Expenses	1,149,868	1,001,949	3,196,259	2,644,650

Net Loss from Operations	(223,098)	(290,255)	(560,154)	(697,571)

Other Income (Expense):
Interest expense	(83,029)	(21,021)	(272,926)	(59,666)
Other	—	—	25,774	(7)
Interest income	2,867	1,561	13,047	3,264

	(80,162)	(19,460)	(234,105)	(56,409)

Net Loss	$(303,260)	$(309,715)	$(794,259)	$(753,980)

Basic Loss per Share	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Weighted Average Number of Shares Outstanding	13,601,052	13,548,799	13,600,762	12,608,561

See Notes to Consolidated Financial Statements

TIME AMERCIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2004 AND

THE NINE MONTH PERIOD ENDED MARCH 31, 2005 (Unaudited)

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2003	10,656,057	$53,280	$6,338,351	$(6,823,443)	$(431,812)

Exercise of Warrants	147,500	738	28,762	—	29,500
Exercise of stock options	8,996	45	3,328	—	3,373
Issuance of common stock warrants	—	—	156,200	—	156,200
Issuance of common stock for services	50,000	250	54,750	—	55,000
Sale of common stock, net of costs	2,736,999	13,685	1,445,730	—	1,459,415
Net loss	—	—	—	(1,150,443)	(1,150,443)
Balance at June 30, 2004	13,599,552	67,998	8,027,121	(7,973,886)	121,233

Exercise of stock options	1,500	8	353	—	361
Issuance of stock options for services	—	—	15,500	—	15,500
Net loss	—	—	—	(794,259)	(794,259)
Balance at March 31, 2005	13,601,052	$68,006	$8,042,974	$(8,768,145)	$(657,165)

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2005	2004
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net loss	$(794,259)	$(753,980)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	64,347	43,912
Stock options issued for services	15,500	27,500
Changes in Assets and Liabilities:
Accounts receivable-trade	(271,444)	(318,537)
Inventory	(83,501)	(112,271)
Prepaid expenses and other current assets	72,452	(117,246)
Other assets	84,079	(199,800)
Accounts payable	(52,859)	40,430
Accrued liabilities	150,444	55,516
Deferred revenue	463,615	87,817
Net cash used by operating activities	(351,626)	(1,246,659)

Cash flows from investing activities:
Purchase of property and equipment	(240,649)	(88,296)
Net cash used by investing activities	(240,649)	(88,296)

Cash flows from financing activities:
Repayment of capital leases	—	(12,142)
Repayment of debt	(841,376)	(97,401)
Proceeds from debt	—	2,000,000
Proceeds from exercise of options and warrants	361	31,598
Proceeds from issuance of stock	—	1,487,847
Net cash provided (used) by financing activities	(841,015)	3,409,902

Net change in cash and cash equivalents	(1,433,290)	2,074,947

Cash and cash equivalents at beginning of period	2,058,929	245,795

Cash and cash equivalents at end of period	$625,639	$2,320,742

Supplemental disclosure of cash flow information:
Interest paid	$272,926	$59,666
Income taxes paid	$—	$—

See Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note A - Basis of Presentation and Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Time America, Inc. and subsidiary (“Time America” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the nine month period ended March 31, 2005, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

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

Note B - Income (Loss) Per Share:

Basic income (loss) per share of common stock was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net loss:
As reported	$(303,260)	$(309,715)	$(794,259)	$(753,980)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,690)	(67,205)	(50,773)	(92,243)

Pro forma	$(304,950)	$(376,920)	$(845,032)	$(846,223)

Loss per share:
As reported	$(0.02)	$(0.02)	$(0.06)	$(0.06)
Pro forma	$(0.02)	$(0.03)	$(0.06)	$(0.07)

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

Note E - Commitments:

In October 2004, the Company entered into a five year non-cancelable lease agreement for facilities that commenced in January 1, 2005.  Annual expense under the agreement is approximately $275,000 per year.

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

Statement 123(R) must be adopted by small business issuers no later than the first fiscal year beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not been issued. The Company expects to adopt Statement 123(R) on July 1, 2006, the beginning of its first fiscal quarter of the fiscal year ending on June 30, 2007.

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

The Company currently uses the Black-Scholes option pricing model for the valuation of options under Statement 123. The Company is currently assessing valuation model options to be used under Statement 123(R) and has not yet determined which valuation model to adopt. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will have the affect of reducing net operating cash flows and increasing net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

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

Comparison of the Three Months Ended March 31, 2005 and March 31, 2004

Revenues.  Revenue for the three month period ended March 31, 2005 (the “reporting period”) rose 25% to $1,628,957, compared to revenue of $1,306,107 for the three month period ended March 31, 2004 (the “comparable period”).  Our product sales increased by 21% and services revenue increased by 37% over the comparable period.  The increase in revenue is primarily due to increased investments in sales personnel and marketing programs which increased our revenue volume.

Gross Profit.  Gross profit as a percentage of revenues increased to 57% in the reporting period, compared to 55% in the comparable period.  The gross profit percentage on product sales increased by 2% over the comparable period and the gross profit percentage on services revenue increased by 4% over the comparable period.

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

Expenses.  Total costs and expenses were $1,149,868, or 71% of revenues, in the reporting period, compared to $1,001,949, or 77% of revenues, in the comparable period.  The 15% increase in costs and expenses in the reporting period is primarily due to a 47% increase in research and development expenses in the current period. Sales and marketing expenses were $505,682, or 31% of revenues, in the reporting period, compared to $522,195, or 40% of revenues, in the comparable period. Research and development expenses were $369,660, or 23% of revenues, in the reporting period, compared to $250,879, or 19% of revenues, in the comparable period.  The increase in research and development expenses is primarily attributable to costs associated with the development of our new data collection terminal and enhancement of our software offerings. General and administrative expenses were $274,526, or 17% of revenues, in the reporting period, compared to $228,875, or 18% of revenues, in the comparable period.

Comparison of the Nine Months Ended March 31, 2005 and March 31, 2004

Revenues.  Revenue for the nine month period ended March 31, 2005 (the “reporting period”) rose 27% to $4,523,095, compared to revenue of $3,599,828 for the nine month period ended March 31, 2004 (the “comparable period”).  Our product sales increased by 19% and services revenue increased by 55% over the comparable period.  The increase in revenue is primarily due to increased investments in sales personnel and marketing programs which increased our revenue volume.  The increase in services revenue was driven in part by a large service order in the first quarter.

Gross Profit.  Gross profit as a percentage of revenues increased to 58% in the reporting period, compared to 55% in the comparable period.  The gross profit percentage on product sales increased by 2% over the comparable period and the gross profit percentage on services revenue increased by 12% over the comparable period.  The increase in the gross profit percentage on services revenue is due to the 55% increase in services revenue while limiting the cost of services increase to only 24%.

The change in the gross profit percentage on products is within our normal range of gross profit percentages.  See the discussion above regarding the gross profit of our products.

Expenses.  Total costs and expenses were $3,196,259, or 71% of revenues, in the reporting period, compared to $2,644,650, or 74% of revenues, in the comparable period.  The 21% increase in costs and expenses in the reporting period is primarily due to a 60% increase in research and development expenses in the current period. Sales and marketing expenses were 1,431,227, or 32% of revenues, in the reporting period, compared to $1,381,869, or 39% of revenues, in the comparable period. Research and development expenses were $995,378, or 22% of revenues, in the reporting period, compared to $623,583, or 18% of revenues, in the comparable period. The increase in research and development expenses is primarily attributable to costs associated with the development of our new data collection terminal and enhancement of our software offerings. General and administrative expenses were $769,654, or 17% of revenues, in the reporting period, compared to $639,198, or 18% of revenues, in the comparable period.

Liquidity and Capital Resources

At March 31, 2005, we had working capital of $36,694, compared to $2,062,223 at March 31, 2004.  Cash and cash equivalents at those dates amounted to $625,639 and $2,320,742, respectively.  We have funded our operations for the past six years primarily through a combination of sales of equity securities and debt financing.

Operations.  Net cash used by operations improved to $351,626 in the reporting period, compared to net cash used by operations of $1,246,659 in the comparable period.  The net cash used in the current period was primarily attributable to the net loss and an increases in accounts receivable and was offset by the increases in accrued liabilities and deferred revenue.

Investment Activities.  For the reporting period, we used $240,649 to purchase property and equipment, compared to $88,296 of property and equipment purchases in the comparable period.

Financing Activities.  For the reporting period, we used $841,015 in financing activities primarily due to repayment of debt.  In the comparable period, we generated $3,409,902 in financing activities primarily due to proceeds from the incurrence of debt and from the issuance of shares of our common stock.

Our liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the time and attendance industry and global economies.  Although our cash requirements will continue to fluctuate based on the timing and extent of these factors, we believe that our current cash reserves, cash generated from operations, and our borrowing capacity under our two credit facilities, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next 6 months. We are currently in negotiations with an existing debt holder to restructure our current convertible debt agreement as well as obtaining additional debt financing from them. We believe that we will be successful in the completing the restructuring as well as obtaining the additional financing.  With the restructuring and additional financing completed we believe that we will have sufficient cash to satisfy commitments for capital expenditures and other cash requirements for the next 12 months. We may, however, seek to obtain additional capital through a line of credit at a financial institution or through additional debt or equity offerings during this time period.  The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for our products and services.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.  No change in the internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

FORWARD-LOOKING INFORMATION

The statements contained in this Quarterly Report on Form 10-QSB that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions.  No assurances can be given that the future results indicated, whether expressed or implied, will be achieved.  While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized.  Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report.  These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information.  Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected.  Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially.  There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is from time to time involved in legal proceedings arising from the normal course of business.   As of the date of this report, the Company is not currently involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting was held on February 17, 2005.  Shareholders voted on the election of the Company’s Board of Directors and ratification of the appointment of Semple and Cooper L.L.P.  as the independent certified public accountants of the Company for the fiscal year ending June 30, 2005.  The voting results of each of these proposals are set forth below.

		Eligible	Voted For	Voted Against	Abstentions
1 -	Election of Directors:

	Todd P. Belfer	13,601,052	9,921,881	—	172
	Thomas S. Bednarik	13,601,052	9,921,881	—	172
	Lise L. Lambert	13,601,052	9,921,982	—	71
	Robert J. Novak	13,601,052	9,919,982	—	2,071
	Robert W. Zimmerman	13,601,052	9,921,982	—	71

2 -	Appointment of Auditors	16,601,052	9,908,675	2,712	—

Item 6. Exhibits

(a)                                  The following exhibits are filed herewith pursuant to Regulation S-B.

No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME AMERICA, INC.

Dated: May 16, 2005
	By	/s/ Craig J. Smith
Craig J. Smith
Chief Financial Officer
(Principal Accounting Officer)