Form 10KSB
period 2005-06-30
TIME AMERICA INC
filed 2005-09-28
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 33-58694

TIME AMERICA, INC.

(Name of small business issuer in its charter)

Nevada	13-3465289
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

8840 East Chaparral Rd, Suite 100, Scottsdale, Arizona	85250
(Address of principal executive offices)	Zip Code

(480) 296-0400

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.005 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

The issuer’s revenues for the fiscal year ended June 30, 2005 were $6,082,238.

The aggregate market value of the voting stock and non-voting common equity (based on the closing price on that date) held by non-affiliates of the registrant as of September 26, 2005 was approximately $4,585,000.

At September 23, 2005, the issuer had outstanding 14,251,552 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes  ☐  No  ☒

PART I

Forward-Looking Information

The statements contained in this Annual Report on Form 10-KSB that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions.  No assurances can be given that the future results indicated, whether expressed or implied, will be achieved.  While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized.  Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report.  These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information.  Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected.  Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially.  There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Item 1.  Description Of Business.

General

Time America, Inc. is a Nevada corporation. We changed our name from Vitrix, Inc. to Time America, Inc. in December 2003. We develop, manufacture and market a line of time and labor management software and hardware products.  Our products are designed to improve productivity by automating time and attendance, workforce scheduling and management of labor resources. We target our product solutions at small to mid-sized companies from 25 to 2,000 or more employees. Our solutions are offered in a 100% Web-based application service provider model, as well as client/server and PC-based applications.

The following bullet points provide a timeline and overview of our development and corporate history:

•                                          June 6, 1988—Richard Barrie Fragrances, Inc., a Nevada corporation, was formed on this date for the purpose of developing, manufacturing and marketing fragrances, cosmetics, skin treatment and personal care products sold primarily through department and specialty stores and drugstores.

•                                          June 30, 1996—Richard Barrie Fragrances sells substantially all of its properties and rights to Parlux Fragrances, Inc. During the period from this asset sale to April 1999, our operations were limited to conducting administrative activities and discussions with third parties regarding possible business combinations.

•                                          July 1, 1996—Following the asset sale, Richard Barrie Fragrances changes its name to FBR Capital Corporation.

•                                          April 15, l999—FBR Capital Corporation acquires the outstanding capital stock of Vitrix Incorporated, a privately held Arizona corporation formed on April 26, 1996, pursuant to the terms of an Exchange Agreement, dated as of such date, among FBR Capital Corporation, Vitrix Incorporated and certain of the Vitrix Incorporated shareholders. Vitrix Incorporated becomes a majority owned subsidiary of FBR Capital Corporation as a result of this transaction. FBR Capital Corporation issued an aggregate of 8,592,826 shares of common stock and 10,000,000 shares of preferred stock in consideration for the purchase of Vitrix Incorporated. This transaction resulted in the shareholders of Vitrix Incorporated acquiring approximately 80% of the outstanding shares of common stock of FBR Capital Corporation, assuming conversion of the preferred stock into common stock and excluding outstanding options and warrants. The existing shareholders of FBR Capital Corporation held the remaining 20% of its outstanding common stock. This transaction was accounted for as a recapitalization of Vitrix Incorporated and the purchase of FBR capital Corporation by Vitrix Incorporated, since Vitrix Incorporated became the controlling company after the transaction.

•                                          October 7, 1999—On this date we changed our name from FBR Capital Corporation to Vitrix, Inc. in order to associate the name of the parent corporation to our operating subsidiary, Vitrix Incorporated.

•                                          March 28, 2001—We acquired Time America, Inc., a private Arizona-based time and attendance software development company, in a merger transaction pursuant to which Time America was merged into our wholly-owned subsidiary, Vitrix Incorporated. This transaction was accounted for as a pooling of interests. As a condition to the merger, we sought and obtained the approval of our shareholders to effect a 1-for-10 reverse stock split, which occurred on April 5, 2001. We issued 3,147,914 shares of Vitrix, Inc. common stock, on a post reverse stock split basis, as consideration in the merger, which represented approximately 50% of Vitrix Inc.’s then issued and outstanding capital stock.

•                                          April 17, 2001—We changed the name of our wholly-owned subsidiary from Vitrix Incorporated to Time America, Inc. in order to capitalize on Time

America’s name recognition gained from its 13 year history in the time and attendance industry.

•                                          December 9, 2003—On this date we changed the name of our parent company, Vitrix, Inc., to Time America, Inc., to further capitalize on the name recognition of Time America as described above.

We market our products to companies in the U.S. and abroad through our direct sales and support organization and through our Business Alliance and Reseller Program.

Time America, Inc. is a holding corporation.  Our operations are conducted through our wholly-owned subsidiary, which is also named Time America, Inc.  Unless the context indicates otherwise, references to the Company in this report shall include both Time America (the parent company organized in Nevada) and Time America (our wholly-owned subsidiary organized in Arizona).

Products and Services

Summary

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

Software Solutions

We currently have a suite of seven different software solutions to meet the needs of a wide variety of clients.  Features that are common to the software solutions include:

•                                          Time Management – Our products automate the management, collection, and distribution of employee time, eliminating the need for manual timesheets.  Our products have flexible rules engines that apply complex work and pay rules accurately and consistently throughout an organization.

•                                          Attendance Management – Our products allow organizations to automate and streamline the administration and enforcement of complex attendance policies.  They provide management the tools to control absenteeism and reduce the costs associated with it.

•                                          Workforce Scheduling – Our software suites’ scheduling features help manage payroll costs and productivity concerns by minimizing the likelihood of expensive overstaffing and the negative effects of understaffing. Schedule creation is performed with the assistance of a unique visual interface, allowing administrators to view employees’ schedules in a convenient calendar format.

•                                          Customization – Our product architecture allows for the products to be easily customized to conform to an organization’s unique set of payroll policies and concerns.

•                                          Accrual Management – Leave records for vacation, sick and personal time are maintained by our software.  Our products also track hours that are specific to a certain accrual type (i.e. PTO, jury duty, training, etc.), and automate benefit accruals by using a company’s policies to calculate how much benefit time an employee has earned.

•                                          Strategic Reporting – Our products also feature a multitude of standard reports. These reports allow users to transform basic data into helpful information that enable managers and executives to gain valuable insight and more effectively manage their organizations. Reports can also be used to share information such as time tracking, benefit usage, job costing, human resource functionality and employee scheduling with third-party applications and/or service bureaus.

•                                          Job and Task Tracking – In addition to tracking total time spent on the job, our products enable employers to track the time employees spend on specific jobs and tasks.  This powerful feature assists companies with job costing, analysis and billing.

Our suite of software products include the following:

NETtime

NETtime is a 100% web-based software application provided to customers through both a licensed and hosted model which allows for unique customization and flexibility.  Administrators and employees determine which data NETtime will display for them, allowing customers to work at optimum efficiency.  NETtime has the capability of working in any environment required by clients.  For example, clients with a mobile workforce have the ability to access the NETtime pages using any web-enabled cellular phone.  Because NETtime is delivered via the Internet through any web browser, it brings the user closer to our “anytime, anywhere” vision for performing or self-servicing human resources tasks.  Wherever clients have Internet access, they have access to NETtime and the functionality and wealth of information it provides.

NETtime allows customer self service by giving users the ability to view their account status online. They can even order additional Time America products, obtain system help, or contact a support representative directly from our NETtime website.

With NETtime’s flexibility and scalability the product is used in all the market segments the Company sells in.  The Company believes that web-based software and the hosted model will continue to gain acceptance in the marketplace and, because of this belief the Company considers NETtime vital to its future.

GENESIS SQL

Our GENESIS SQL product is a powerful, client-server software system that is primarily used by medium and enterprise level companies.  It is our most feature-rich product in our suite of software solutions, with over 15 years of product evolution.  GENESIS SQL supports complex pay rules and has the most robust scheduling functionality of our product suite.  GENESIS SQL also has access control and occurrence ratings modules that are not currently found in any of our other products.

GENESIS PRO

GENESIS PRO is a medium and enterprise level PC-based software application that has the same feature set of GENESIS SQL.

HourTrack

HourTrack is the predecessor to NETtime and is a client-server software system that is primarily used by medium and enterprise level companies.

TA100 PRO

Our TA100 PRO PC-based time and attendance solution is designed for companies with fewer than 500 employees.  An optional feature of the TA100 PRO solution includes a Bell Control Module that allows a client to define bell-ringing schedules and prompt terminals to activate a user supplied bell, alarm, or other audible signaling device.

TA50 PRO

TA50 PRO is an easy to use, yet powerful PC-based time and attendance solution designed for companies with fewer than 200 employees.  TA50 PRO enables companies to automate their timekeeping and attendance tracking with easy to use built-in setup wizards and a simplified user interface.

TA50XL

TA50XL is a user friendly PC-based time and attendance solution that includes the software features of TA50 PRO and an XL data terminal and accessories in a cost-effective package.

Data Collection Products

Our time and attendance product solutions typically include hardware devices and/or software designed to collect employees’ clock in and out times.  The following paragraphs summarize the various hardware devices and software tools we have developed to meet the challenges of a diverse array of work environments:

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

Services and Support

We maintain a professional service and technical support organization, which provides a suite of maintenance and professional services.  These services are designed to support our customers throughout the life cycle of our products.  Our professional services include implementation, training, and technical consulting.  Maintenance service options are delivered through our centralized support operation or through local service personnel.  Our educational services offer a full range of curriculums, which are delivered through local training at our Scottsdale, Arizona headquarters via the Internet.  When necessary, we also provide software customization services to meet a customer’s unique requirements.

Marketing and Sales

We market and sell our products to the small, medium and enterprise markets in the United States and foreign countries through our direct sales and support organization, our Reseller Program and our Business Alliance Program.  We believe the market for time and labor management products consists of the following three business segments:

•                                          Small Businesses.  The small business segment is comprised of companies with fewer than 250 employees and one to three administrator(s) who perform time sheet edits and prepare employee hours for payroll.

•                                          Medium Sized Businesses.  The medium sized business segment is comprised of companies with 250 to 1,000 employees.  These companies normally have two or more administrators who perform time sheet edits and prepare employee hours from a single office.  In many cases multiple stations are necessary for clocking in and out, however, all data is administered from a central location.

•                                          Enterprise Businesses.  Enterprise businesses generally have over 1,000 employees with multiple field offices, each of which have one or more administrators.  Payroll is performed at either distributed locations or centrally at a headquarters office.  An enterprise customer is analogous to a collection of mid-sized businesses requiring centralized data collection and storage to ensure regulatory compliance and common application of pay rules.

Direct Sales

We have five direct sales account managers responsible for designated geographic regions.  The primary markets for direct sales are the upper mid-sized and enterprise markets.  Generally, this is a horizontal market (i.e., the products are able to meet the needs of more than one industry however, there tends to be higher concentrations of solution adopters in retail, financial institutions, manufacturing and service industries, and in the public and private sectors.  City, state and local governments are also adopters of our solutions.  For the fiscal years ended June 30, 2005 and 2004, our direct sales efforts accounted for approximately 44% and 40% of our total revenues, respectively.

Partner Sales

Partner sales are conducted through our Business Alliance and Reseller Programs. Our Business Alliance Program is a program that allows organizations to align with the Company through the use of private label, OEM or referral programs.

Our Reseller Program is comprised of a network of approximately 250 value added resellers located throughout the United States and in certain foreign countries.  These resellers market our products along with their complementary product and service offerings and typically sell to the small and medium markets.  For the fiscal years ended June 30, 2005 and 2004, the Company’s reseller sales efforts accounted for approximately 56% and 60% of the Company’s total revenues, respectively.

Growth Strategy

We have a long history of providing high quality time and labor management products to our targeted markets. Our goal is to maintain and strengthen our market position. We intend to pursue the following growth strategies to attain this goal:

•                                          Expand Direct Sales Organization.  We have recently added a Vice-President of Corporate Sales and plan to add additional direct sales personnel to bolster our direct sales efforts.

•                                          Leveraged Distribution.  We plan to continue to enter into relationships with strategic partners to enable us to do rapid and wide-scale private label distribution of our products.

•                                          Expand Reseller Sales Organization.  To better service our growing reseller base, we have added an additional Regional Account Representative to cover our newly created North Central territory.  In addition, we have added a pre-sales support person to help resellers with product demonstrations, qualifications, and to address all other channel sales needs, as necessary.  This position will also have responsibility for developing remote dealer workshops and sales training courses.

•                                          Introduction of New Technologies.  We intend to continue to introduce and expand into new technologies that will differentiate us from our competitors by making our products more scalable, easily customized and adding new features.  In July 2005, we introduced our internally developed proprietary hardware device designed to support multiple modes of employee data identification, including biometrics.

Market Opportunity

We believe the market for time and labor management software and hardware products is large and growing. Our belief is based on market data on associated markets, such as payroll, which show that these markets are growing and we believe there is a correlation between these markets and the time and labor management market.  This belief is further bolstered by the numerous competitors that exist in the time and attendance space.  There also exists opportunities to displace a current provider or an in-house solution. There are currently no definitive figures on the market size of the time and attendance market.

Backlog

The Company believes that the dollar amount of backlog is not material to an understanding of its business since substantially all of the Company’s product revenues in each quarter result from orders received in that quarter. As of June 30, 2005, we had no backlog.

Manufacturing and Sources of Supply

The duplication of our software products is performed internally.  The printing of documentation is primarily outsourced to suppliers. Historically, we have purchased all of our data collection hardware devices from suppliers.  In July 2005, we began producing our own data collection hardware device.  The majority of the assembly of the printed circuit boards used in our data collection terminals is completed by approved suppliers.  All final assembly and testing of our data collection terminals is completed at our Scottsdale, Arizona facility.  Although most of the parts and components included within our products are available from multiple suppliers, certain parts and components are purchased from single suppliers.  We have chosen to source these items from single suppliers because we believe that the supplier chosen is able to consistently provide us with the highest quality product at a competitive price on a timely basis.  While to date we have been able to obtain adequate supplies of these parts and components, the inability to transition to alternate supply sources on a timely basis if required in the future, could result in delays or reductions in product shipments, which could have a material adverse effect on our business and operating results.

Product Development

Our product development efforts are focused on enhancing and increasing the performance of our existing products and developing new products. During fiscal 2005 and 2004, research and development expenses were $1,405,477 and $890,093, respectively.  The increase in research and development expenses in fiscal 2005 is attributable to increased payroll expense and contract labor expenses attributable to our new hardware device.  We intend to continue to commit resources to enhance and extend our product lines and develop interfaces to third party products and expect to fund such efforts our of cash flow from our operations and borrowings under our existing credit facilities.  Although we are continually seeking to further enhance our product offerings and to develop new products, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that our competitors will not develop and market products that are superior to our products or achieve greater market acceptance.  We also depend upon the reliability and viability of a variety of software development tools owned by third parties to develop our products. If these tools prove inadequate or are not properly supported, our ability to release competitive products in a timely manner could be adversely impacted.

Proprietary Rights

We rely on a combination of trademarks, trade secret law and contracts to protect our proprietary technology.  We generally provide software products to end-users under non-exclusive shrink-wrap licenses or under signed licenses, both of which may be terminated by us if the end user breaches the terms of the license.  These licenses generally require that the software be used only internally subject to certain limitations, such as the number of employees, simultaneous users, computer model and serial number, features and/or terminals for which the end user has paid the required license fee.  We authorize our resellers to sublicense software products to end users under similar terms.  In certain circumstances, we also make master software licenses available to end users, which permit either a specified limited number of copies or an unlimited number of copies of the software to be made for internal use.  Some customers license software products under individually negotiated terms.  Despite the precautions we have taken to protect our proprietary technology, it may be possible to copy or otherwise obtain and use our products or technology without authorization.  In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

Competition

We provide time labor management and data collection solutions that enable businesses to optimize their labor resources.  The labor management industry is highly competitive.  Competition is increasing as businesses in related industries, such as human resources management, payroll processing and enterprise resource planning (“ERP”), enter the time and attendance market.  Advances in software development tools have accelerated the software development process and, therefore, enable competitors to penetrate our markets more readily.  We believe we have certain technological and other competitive advantages over a number of our competitors.  These advantages include our product features, our ability to customize our products quickly and our ability to introduce and implement new technologies quickly.  Although we believe these advantages exist today, maintaining them will require continued investment by us in research and development and marketing and sales initiatives.  There can be no assurance that we will have sufficient resources to make such investments or to achieve the technological advances necessary to maintain our competitive advantages.  Increased competition could adversely affect our operating results through price reductions and/or loss of market share.

We compete primarily on the basis of price/performance, quality, reliability and customer service.  In the time and attendance market, we compete against firms that sell automated time and attendance products to many industries, firms that focus on specific industries, and firms selling related products, such as payroll processing, human resources management, or ERP systems.  Many of our competitors may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their products. Some of our competitors have significantly greater financial, technical and sales and marketing resources than we have, as well as more experience in delivering time and attendance solutions.  Our major competitor, Kronos Corporation, is substantially larger and has access to significantly greater financial resources than we do.  Competitive market conditions could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of June 30, 2005, we employed 53 individuals.  None of our employees are represented by a union or other collective bargaining agreement, and we consider our relations with our employees to be good.  We have encountered competition for experienced technical personnel for product development, technical support and sales and expect such competition to continue in the future.  Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect our ability to produce, support and sell our products in a timely manner.

Item 2. Description of Property.

Our executive offices are located in Scottsdale, Arizona and consist of approximately 13,000 square feet under a lease that expires in April 2010.  Our annual rental expense for this facility, and our previous facility, in fiscal 2005 was approximately $263,000.

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

PART II

Item 5. Market For Common Equity And Related Stockholder Matters.

Market for Common Stock

Our common stock is quoted on the Over-The-Counter Bulletin Board maintained by the NASD under the symbol “TMAM.OB.”  The high and low bid prices of our common stock as reported for the periods presented, by fiscal quarter (i.e., 1st Quarter = July 1 through September 30), were as follows.  The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

	High	Low
FISCAL YEAR ENDED: June 30, 2003
First Quarter	$0.40	$0.17
Second Quarter	0.30	0.16
Third Quarter	0.23	0.15
Fourth Quarter	0.51	0.15

FISCAL YEAR ENDED: June 30, 2004
First Quarter	$1.00	$0.35
Second Quarter	1.50	0.77
Third Quarter	1.45	1.05
Fourth Quarter	1.20	0.85

FISCAL YEAR ENDED: June 30, 2005
First Quarter	$0.91	$0.51
Second Quarter	1.00	0.51
Third Quarter	1.00	0.55
Fourth Quarter	0.75	0.51

Holders

As of September 23, 2005, there were approximately 160 holders of record of our common stock and we believe there were approximately 1,250 beneficial owners.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings for use in our business.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2005.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by securityholders	502,485	(1)	$3.04	97,515	(2)

Equity compensation plans not approved by securityholders	2,798,289	(3)	$0.73	—

TOTAL	3,300,774		$1.08	97,515

(1)          Represents shares of common stock that may be issued pursuant to outstanding options granted under the 1999 Equity Compensation Plan.

(2)          Represents shares of common stock that may be issued pursuant to options available for future grant under the 1999 Equity Compensation Plan.

(3)          Represents (a) an aggregate of 1,755,490 shares of common stock underlying non-statutory stock options approved by the Company’s board of directors and granted to directors and employees of the Company (the “Options”)  The options have vesting schedules ranging from immediate vesting to four year vesting and have an exercise price equal to the closing bid price of the common stock on the date of grant and a ten year term; and (b) an aggregate of 1,042,799 shares of common stock purchasable upon exercise of warrants issued to various parties in connection with debt and equity offerings and for services rendered.  See Note No. 7 to our Consolidated Financial Statements for a detailed description of the terms of these warrants.

Recent Sales of Unregistered Securities

In March 2004, the Company consummated a private placement pursuant to which the Company issued a $2,000,000 principal amount secured convertible term note due March 22, 2007 (the “Laurus Note”), together with a common stock purchase warrant entitling the holder to purchase 280,000 shares of common stock (the “Laurus Note Warrant”).  The Laurus Note and the Laurus Note Warrant were sold to Laurus Master Fund, Ltd. (“Laurus”) for a purchase price of $2,000,000.  The principal and unpaid interest on the Laurus Note are convertible into shares of the Company’s common stock at an original price of $1.17 per share (the “Fixed Conversion Price”), which was based on the weighted average price of the Company’s common stock for the twenty trading days immediately prior to the issuance of the Laurus Note.  Such conversion price is subject to anti-dilution adjustments based on the occurrence of certain corporate events.  In June 2005, the Company amended the conversion price of the Laurus Note. The conversion price on the first $300,000 of the note was reduced to $0.50 per share and the conversion price on the remainder of the note was reduced to $0.65 per share.

The Laurus Note provides for monthly payments of interest at the prime rate, which is subject to reduction if the market price of the Company’s common stock exceeds certain designated thresholds.  Under the terms of the note, if the average price of the stock for the five trading days preceding a scheduled payment is 10% greater than the Fixed Conversion Price, the scheduled payment is paid by the conversion of common stock. If the scheduled payment is not made with common stock, the payment is made with cash.

The Laurus Note Warrant entitles the holder thereof to purchase, at any time through March 22, 2011:  200,000 shares of the Company’s common stock at a price of $1.29 per share; 40,000 shares of the Company’s common stock at a price of $1.35 per share; and 40,000 shares of the Company’s common stock at a price of $1.40 per share.

Pursuant to a Registration Rights Agreement entered into between the Company and Laurus, the Company is obligated to: (a) file a registration statement under the Act to register the resale of the shares of the Company’s common stock issuable upon conversion of the Note and exercise of the Warrant (the “Registration Statement”) within 45 days of the date of the funding with respect to the Laurus Note; (b) use its best efforts to have the Registration Statement declared effective under the Act as promptly as possible, but in any event prior to the 90th day following the funding of the Laurus Note; and (c) maintain the effectiveness of the Registration Statement until the earlier date of when (i) all registrable securities have been sold or (ii) all registrable securities may be sold immediately without registration under the Act and without volume restrictions pursuant to Rule 144(k).  Laurus, or other holders of the Laurus Note and the Laurus Note Warrant, are entitled to certain specified remedies if the Company does not timely comply with its registration obligations.  The registration statement has been filed.

The private placement of the Laurus Note and the Laurus Note Warrant was facilitated by The Oberon Group, LLC (Oberon) in consideration for which Oberon was paid an advisory fee of $150,000, and granted a warrant to purchase, at any time through March 22, 2007, 136,364 shares of the Company’s common stock at a per share price of $1.10.

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

In June 2005, the Company entered into a Security Agreement (the “Laurus Credit Facility”) together with a common stock purchase warrant entitling the holder to purchase 210,000 shares of common stock (the “Laurus Credit Facility Warrant”) with Laurus.  Under the terms of the Laurus Credit Facility, the Company may borrow from time to time revolving loans up to $1,500,000 subject to a borrowing base calculation based on the Company’s eligible accounts receivable. Borrowings under the facility accrue interest at the prime rate payable monthly. The principal amount of all outstanding loans together with any accrued and unpaid interest is due as of June 23, 2008.

Pursuant to the terms of the Agreement, the Company’s obligations are secured by a lien on all of the Company’s assets. Moreover, Laurus shall have the right at any time until the maturity date, or during an event of default, to convert all or any portion of the outstanding principal amount into fully paid restricted shares of the Company’s common stock at a fixed conversion price of $0.65.

The Laurus Credit Facility Warrant entitles the holder thereof to purchase, at any time through June 23, 2012:  150,000 shares of the Company’s common stock at a price of $0.72 per share; 30,000 shares of the Company’s common stock at a price of $0.75 per share; and 30,000 shares of the Company’s common stock at a price of $0.78 per share.

Pursuant to a Registration Rights Agreement (the “Laurus Credit Facility Registration Rights Agreement”) entered into between the Company and Laurus, the Company is obligated to: (a) file a registration statement under the Act to register the resale of the shares of the Company’s common stock issuable upon conversion of the Laurus Credit Facility and exercise of the Laurus Credit Facility Warrant (the “Laurus Credit Facility Registration Statement”) within 30 days of the date of the funding with respect to the Laurus Credit Facility; (b) use its best efforts to have the Laurus Credit Facility Registration Statement declared effective under the Act as promptly as possible, but in any event prior to the 90th day following the filing day; and (c) maintain the effectiveness of the Laurus Credit Facility Registration Statement until the earlier date of when (i) all registrable securities have been sold or (ii) all registrable securities may be sold immediately without registration under the Act and without volume restrictions pursuant to Rule 144(k).  Laurus, or other holders of the Laurus Credit Facility and the Laurus Credit Facility Warrant, are entitled to certain specified remedies if the Company does not timely comply with its registration obligations.  The registration statement has been filed but not declared effective.

The private placement of the Laurus Credit Facility and the Laurus Credit Facility Warrant was facilitated by The Oberon Group, LLC (Oberon) in consideration for which Oberon was paid an advisory fee of $112,500, and granted a warrant to purchase, at any time through June 23, 2008, 173,077 shares of the Company’s common stock at a per share price of $0.65.

All of the above described unregistered sales of securities were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.  The proceeds from the private offering were used for general working capital needs.

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

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included herein.  We believe our most critical accounting policies are revenue recognition, software development costs and the allowance for potentially uncollectible accounts receivable. This listing is not a comprehensive list of all of our accounting policies.  Please refer to note 1 in the notes to our consolidated financial statements included herein for further information.

We license software and sell data collection hardware and related ancillary products to end-user customers through our direct sales force as well as reseller channel customers through independent resellers. Our software license revenue is earned from perpetual licenses of off-the-shelf software requiring none or minor modification or customization. The software license, data collection hardware and related ancillary product revenues from our end-user customers and reseller channel customers are generally recognized when:

•                  Persuasive evidence of an arrangement exists, which is typically when a non-cancelable sales and software license agreement or purchase order has been signed;

•                  Delivery, which is typically FOB shipping point, is complete for the software (either physically or electronically), data collection hardware and related ancillary products;

•                  The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties;

•                  Collectibility is probable; and

•                  Objective evidence of fair value exists for all undelivered elements, typically maintenance and professional services.

The fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all of our sales agreements contain allocations of the purchase price among the various elements of the arrangement.  If we cannot determine the fair value of any undelivered element included in an arrangement, we will defer revenue until all elements are delivered, services are performed or until fair value can be objectively determined.

As part of an arrangement, end-user customers typically purchase maintenance contracts as well as professional services from us.  Maintenance services include telephone and Web-based support as well as rights to unspecified upgrades and enhancements, when and if we make them generally available. Professional services are typically for implementation, installation of the software and data collection hardware, training, building interfaces and custom features, and running test data.

Revenues from maintenance services are recognized ratably over the term of the maintenance contract period, which is usually one year.  Maintenance services are typically stated separately in an arrangement. We have classified the value of revenues pertaining to the contractual maintenance obligations that exist for the 12-month period subsequent to the balance sheet date as a current liability, and the contractual obligations with a term beyond 12 months, if present, as a non-current liability.

Revenues from customer support services are recognized as the services are delivered.  Revenues from professional services are generally recognized based on customer specific objective evidence of fair value when:

•                  A non-cancelable agreement for the services has been signed or a customer’s purchase order has been received;

•                  The professional services have been delivered;

•                  The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties; and

•                  Collectibility is probable.

Customer specific objective evidence of fair value is based upon the price charged when these services are sold separately and are typically an hourly rate for professional services and a per-class rate for training. Based upon our experience in completing professional services, we have determined that these services are typically delivered within a 12-month period subsequent to the contract signing and therefore classify deferred professional services as a current liability.

Our arrangements with its end-user customers and reseller channel customers do not include any rights of return or price protection, nor do arrangements with reseller channel customers include any acceptance provisions. Our arrangements with end-user customers generally include our standard acceptance provision. Our standard acceptance provision states that the customer’s acceptance of the products shall be deemed to occur upon completion of running our standard diagnostic tests.

At the time we enter into an arrangement, we assess the probability of collection of the fee and the terms granted to the customer. For end-user customers, the typical payment terms include a deposit and subsequent payments, based on specific due dates, such that all payments for the software license, data collection hardware and related ancillary products, as well as services included in the original arrangement, are ordinarily due within one year of contract signing. Our payment terms for its reseller channel customers are typically due within 30 days of the invoice date.

If the arrangement includes a substantive acceptance provision, we defer revenue not meeting the criterion for recognition under Statement of Position 97-2, “Software Revenue Recognition,” and classify this revenue as deferred revenue, including deferred product revenue. This revenue is recognized, assuming all other conditions for revenue recognition have been satisfied when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee. If the payment terms for the arrangement are considered extended, we defer revenue on the arrangement until the payment of the arrangement fee becomes due. The deferred amounts related to arrangements with extended payment terms are removed from deferred revenue and accounts receivable, as we have determined that these amounts do not represent either receivables or deferred revenue until the payment becomes due. We report the allocated fair value of revenues related to the product element of arrangements as a current liability because of the expectation that these revenues will be recognized within 12 months of the balance sheet date.

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

Results of Operations

SELECTED FINANCIAL INFORMATION

	Fiscal Years Ended June 30,
	2005	2004	2003

Total Revenues	$6,082,238	$4,837,121	$4,256,854
Costs of Revenues	2,575,742	2,123,704	1,897,319
Gross Profit	3,506,496	2,713,417	2,359,535
Sales and Marketing Expense	2,012,813	1,903,044	1,112,762
Research and Development Expense	1,405,477	890,093	641,125
General and Administrative Expense	1,785,779	922,495	685,675
Other Expense	322,821	148,228	72,701
Net Loss	(2,020,394)	(1,150,443)	(152,728)
Basic Loss per Share	(0.15)	(0.09)	(0.02)

Revenues:

		% Change		% Change
	Fiscal 2005	2004 to 2005	Fiscal 2004	2004 to 2003	Fiscal 2003

Revenues	$6,082,238	26%	$4,837,121	14%	$4,256,854

See “Product Sales” and “Service Revenue” below for discussion on the change.

Product Sales:

		% Change		% Change
	Fiscal 2005	2004 to 2005	Fiscal 2004	2004 to 2003	Fiscal 2003

Product sales	$4,421,647	20%	$3,686,428	10%	$3,362,154
Product sales as a percent of total revenues	73%	—	76%	—	79%

Product revenues increased in fiscal years 2005 and 2004 as a result of an increase in customer demand for our products in each fiscal period.  The increase in demand was primarily attributable to increased investments of approximately $160,000 and $170,000, respectively, in fiscal 2005 and 2004 in marketing programs and the enhancement of our products.  In fiscal 2005 and 2004 we increased spending in research and development by 58% and 39%, respectively.  The increase in the amount of product sales was accomplished through an increase in sales volume as our pricing has remained relatively flat over the last two fiscal years.

The decline in product sales as a percent of total revenues is principally due to our increased focus on selling more services with each product sale.  We believe that increasing the level of services in each sale leads to a better overall solution for our customers.

Service Revenue:

		% Change		% Change
	Fiscal 2005	2004 to 2005	Fiscal 2004	2004 to 2003	Fiscal 2003

Service Revenue	$1,660,591	44%	$1,150,693	29%	$894,700
Service revenue as a percent of total revenues	27%	—	24%	—	21%

The increase in service revenue in fiscal 2005 and 2004 was primarily attributable to the increase in product sales, as services are generally sold in conjunction with product sales.  As noted above, we have focused our marketing efforts on selling more services with each product sale.  In addition, our hosted NETtime service revenue has increased by 84% and 64%, respectively, in fiscal 2005 and 2004.

Gross Profit:

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Product gross margin	59%	58%	59%

Service gross margin	53%	49%	41%

Total gross margin	58%	56%	55%

The gross profit percentage on our products is within our historical range of gross profit percentages. Our gross profit percentage on products is typically between 55% and 60% depending upon the mix of software versus hardware sales and the makeup of hardware sales.  Our product revenue is comprised of software and hardware sales, with hardware sales yielding a significantly lower gross profit than software sales.   Hardware revenue is principally comprised of two versions of general data collection terminals, badge terminals and biometric units.  Our gross profit is greater on badge terminals than biometric units because the market for our biometric units is very price sensitive and therefore constrains the margin on the terminals.  The market for badge terminals is not as price sensitive and, as a result, we are able to achieve higher margins on those units.

The increase in the gross profit percentage on services revenue is due to the increase in services revenue while increasing our utilization rate of our service personnel.

Total Expenses:

		% Change		% Change
	Fiscal 2005	2004 to 2005	Fiscal 2004	2004 to 2003	Fiscal 2003

Total costs and expenses	$5,204,069	40%	$3,715,632	52%	$2,439,562
Total costs and expenses as a percent of total revenues	86%	—	77%	—	57%

The increase in costs and expenses in fiscal 2005 is primarily due to a 94% increase in general and administrative expenses and a 58% increase in research and development expenses over the prior year.  The increase in costs and expenses in fiscal 2004 is primarily due to a 71%

increase in sales and marketing expenses over the prior year.  See the below discussion for details on the changes within the expense categories.

Sales and Marketing Expense:

		% Change		% Change
	Fiscal 2005	2004 to 2005	Fiscal 2004	2004 to 2003	Fiscal 2003

Sales and marketing expense	$2,012,813	6%	$1,903,044	71%	$1,112,762
Sales and marketing expense as a percent of total revenues	33%	—	39%	—	26%

Sales and marketing expenses remained relatively flat from fiscal 2004 to 2005, with the percent of revenue figure decreasing by 6% as revenues increased by 26% over the prior year.  We experienced a decrease of approximately $95,000 in payroll and commission expenses in fiscal 2005, which was offset by an approximate increase of $160,000 in marketing programs implemented to expand market awareness of our products in fiscal 2005.  These marketing programs consisted of trade shows, advertising, and lead generation programs.

The increase in sales and marketing expenses from fiscal 2003 to fiscal 2004 was primarily due to increases of approximately $400,000 in payroll and commission expenses, $90,000 in travel expenses and $170,000 in marketing programs.

Research and Development Expense:

		% Change		% Change
	Fiscal 2005	2004 to 2005	Fiscal 2004	2004 to 2003	Fiscal 2003

Research and development expense	$1,405,477	58%	$890,093	39%	$641,125
Research and development expense as a percent of total revenues	23%	—	18%	—	15%

The increase in research and development expenses from fiscal 2004 to 2005 is primarily due to increases of approximately $250,000 in payroll expense and contract labor and $165,000 in development costs attributable to our new hardware device.  The majority of our increase in research and development expenses from fiscal 2003 to 2004 is due to increased payroll expense.  We have increased our payroll and contract labor over the last two years in order to make significant improvements to our software products and develop our own proprietary hardware device.  We are also devoting resources for a significant contract for a customized solution to a Fortune 100 company.

General and Administrative Expense:

		% Change		% Change
	Fiscal 2005	2004 to 2005	Fiscal 2004	2004 to 2003	Fiscal 2003

General and administrative expense	$1,785,779	94%	$922,495	35%	$685,675
General and administrative expense as a percent of total revenues	29%	—	19%	—	16%

The increase in general and administrative expenses from fiscal 2004 to fiscal 2005 is primarily attributable to an expense of $729,500 associated with the induced conversion on a convertible debt instrument. We amended the conversion price of an existing convertible note with Laurus Master Funds. The conversion price on the first $300,000 of the note was reduced to $0.50 per share and the conversion price on the remainder of the note was reduced to $0.65 per share.  We agreed to amend the conversion price to increase our ability to make scheduled future debt service payments in common stock rather than cash, thereby conserving our cash.

The increase in general and administrative expenses from fiscal 2003 to fiscal 2004 is primarily attributable to increased legal expenses of approximately $75,000, which in part is due to the preparation of a registration statement for filing with the Securities and Exchange Commission.  We also had an increase of approximately $54,000 in professional fees, which were primarily fees paid to an investor relations firm hired in fiscal 2004.

Other Expense:

		% Change		% Change
	Fiscal 2005	2004 to 2005	Fiscal 2004	2004 to 2003	Fiscal 2003

Other Expense	$322,821	118%	$148,228	104%	$72,701
Other expense as a percent of total revenues	5%	—	3%	—	2%

Other income (expense) consists primarily of interest expense.  The increase in other expense is primarily due to an increase of approximately $204,000 and $79,000, respectively, in interest expense for fiscal 2005 and 2004.  Interest expense has increased because we have added over $2,000,000 in debt since June 30, 2003.

Liquidity and Capital Resources

Cash Flow Highlights:

		% Change		% Change
	Fiscal 2005	2004 to 2005	Fiscal 2004	2004 to 2003	Fiscal 2003

Net cash from operations	$(952,830)	48%	$(1,843,648)	(923)%	$(180,141)
Purchase of property and equipment	$(262,673)	(74)%	$(147,751)	(357)%	$(32,343)
Proceeds from long-term debt	$1,500,000	(40)%	$2,500,000	(1,567)%	$150,000
Repayment of long-term debt	$(982,145)	(459)%	$(175,613)	(49)%	$(117,977)
Proceeds from stock and exercise of options and warrants	$436	(100)%	$1,492,288	497%	$250,000
Net change is cash	$(697,212)	(138)%	$1,813,134	3,487%	$50,546
Cash at end of year	$1,361,717	(34)%	$2,058,929	738%	$245,795

As of June 30, 2005, we had working capital of $851,916, as compared to $2,020,628 at June 30, 2004.

Operations.  The net cash used from operations in fiscal 2005 was primarily attributable to the net loss of $2,020,394.  Included in the net loss were a total of $934,014 of non-cash charges.  Also contributing to the net cash used were increases in accounts receivable of $450,676 and inventory of $106,935.  Net cash used during this period was partially offset by increases in deferred revenue of $461,268 and accrued liabilities of $248,795.

Investment Activities.  Our use of cash for property and equipment includes investments in information systems and infrastructure to support expanding operations.  We also relocated our facilities during fiscal 2005.

Financing Activities.  During fiscal 2005, we entered into two new long-term debt agreements.  We entered into a $500,000, 10% interest rate, five year term note with a related party.  We are making monthly principal and interest payments on this note.  We also entered into a credit facility with Laurus Master Funds. We may borrow revolving loans from time to time up to $1,500,000, subject to a borrowing base calculation based on the our eligible accounts receivable. Borrowings under the facility accrue interest at the prime rate payable monthly.

We also amended the conversion price of an existing convertible note with Laurus Master Funds. The conversion price on the first $300,000 of the note was reduced to $0.50 per share and the conversion price on the remainder of the note was reduced to $0.65 per share.  We agreed to amend the conversion price to increase our ability to make scheduled future debt service payments in common stock rather than cash, thereby conserving our cash.

Our liquidity is affected by many factors, some based on the normal ongoing operations of our business and others related to the uncertainties of the time and attendance industry and global economies.  Although our cash requirements will continue to fluctuate based on the timing and extent of these factors, we believe that our current cash reserves, cash generated from operations, and our borrowing capacity under our two credit facilities, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next 12 months. We may, however, seek to obtain additional capital through a line of credit at a financial institution or through additional debt or equity offerings during this time period.  The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for our products and services.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms.

Certain Factors That May Affect Future Operating Results

Our actual operating results may differ from those indicated by forward-looking statements made in this Form 10-KSB and presented elsewhere by management because of a number of factors, including the demand for our software solutions, level of competition, success in establishing and expanding our distribution channels, success in attracting and retaining motivated and qualified personnel, ability to expand into existing and new domestic and international markets, development and marketing of new products and services, ability to control costs, our ability to develop and market our products and services, competitive pricing pressure, ability to attract and retain strategic partners, managing growth and capital and general economic conditions.  Our operating results will be materially and adversely affected if we do not successfully address these and other risks.  Many of these factors are beyond our control.

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

We may wish to acquire complementary businesses, products, services, or technologies in the future, although we do not currently have any agreements in place to do so.  We may not be able to identify suitable acquisition candidates or make acquisitions on commercially acceptable terms.  If we do undertake an acquisition, we may have difficulty integrating such acquired company’s personnel, operations, products, services, or technologies into our operations.  These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses, and adversely affect our business and results of operations.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material affect on our financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets.”  SFAS 153 amends the guidance in APB No. 29, “Accounting for Nonmonetary Assets.”  APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material affect on our financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment,” which is a revision of FASB 123, “Accounting for Stock-Based Compensation.”  SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”  Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including the grant of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.

SFAS 123(R) must be adopted by small business issuers for interim periods beginning after January 1, 2006. Early adoption will be permitted in periods in which financial statements have not been issued.  We will adopt FASB 123(R) on July 1, 2005, the beginning of our 2006 fiscal year.

As permitted by SFAS 123, we currently apply APB Opinion No. 25 and related interpretations in accounting for our stock-based plans.  Accordingly, there is no related compensation expense recorded in our financial statements for the periods presented. The adoption of SFAS 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The adoption of SFAS 154 is not expected to have a material affect on our financial position or results of operations.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation.  Our business is not seasonal in nature.

Item 7. Financial Statements.

The financial statements and schedules are included herewith commencing on page F-1.

Report of Independent Registered Public Accounting Firm

Board of Directors
Time America, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Time America, Inc. and Subsidiary as of June 30, 2005, and 2004 and the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Time America, Inc. and Subsidiary at June 30, 2005 and 2004 and the results of its consolidated operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Semple and Cooper, LLP
Phoenix, AZ
August 30, 2005

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents (Note 1)	$1,361,717	$2,058,929
Accounts receivable – trade, net (Notes 1 and 2)	1,479,526	1,028,850
Inventory (Note 1)	477,719	370,784
Prepaid expenses and other current assets (Note 4)	268,373	290,546

Total Current Assets	3,587,335	3,749,109

Property and equipment, net (Notes 1 and 3)	374,269	203,309
Other Assets (Note 4)	330,882	234,641

Total Assets	$4,292,486	$4,187,059

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt (Note 4)	$998,061	$756,353
Accounts payable (Note 1)	423,396	368,230
Accrued liabilities	436,180	187,385
Deferred revenue (Note 1)	877,782	416,513

Total Current Liabilities	2,735,419	1,728,481

Long-term debt, less current portion (Note 4)	2,210,592	2,337,345

Total Liabilities	4,946,011	4,065,826

Commitments: (Note 6)	—	—

Stockholders’ Equity (Deficit): (Note 7)
Common stock, $.005 par value, 50,000,000 shares authorized, 14,251,552 and 13,599,552 shares issued and outstanding	71,258	67,998
Contributed capital	9,269,497	8,027,121
Accumulated deficit	(9,994,280)	(7,973,886)

Total Stockholders’ Equity (Deficit)	(653,525)	121,233

Total Liabilities and Stockholders’ Equity (Deficit)	$4,292,486	$4,187,059

The Accompanying Notes are an Integral Part

of the Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2005	2004

Revenues:
Product sales	$4,421,647	$3,686,428
Services revenue	1,660,591	1,150,693

Total Revenues	6,082,238	4,837,121

Cost of Revenues:
Product	1,796,574	1,534,061
Services	779,168	589,643

Total Cost of Revenues	2,575,742	2,123,704

Gross Profit	3,506,496	2,713,417

Costs and Expenses:
Sales and marketing	2,012,813	1,903,044
Research and development	1,405,477	890,093
General and administrative	1,785,779	922,495

Total Costs and Expenses	5,204,069	3,715,632

Net Loss from Operations	(1,697,573)	(1,002,215)

Other Income (Expense):
Interest expense	(361,840)	(157,893)
Other	25,991	(7)
Interest income	13,028	9,672
	(322,821)	(148,228)

Net Loss	$(2,020,394)	$(1,150,443)
Basic Loss per Share (Note 1)	$(0.15)	$(0.09)
Weighted Average Number of Shares Outstanding	13,648,711	12,853,452

The Accompanying Notes are an Integral Part

of the Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2003	10,656,057	$53,280	$6,338,351	$(6,823,443)	$(431,812)

Exercise of Warrants	147,500	738	28,762	—	29,500
Exercise of stock options	8,996	45	3,328	—	3,373
Issuance of common stock warrants	—	—	156,200	—	156,200
Issuance of common stock for services	50,000	250	54,750	—	55,000
Sale of common stock, net of costs	2,736,999	13,685	1,445,730	—	1,459,415
Net loss	—	—	—	(1,150,443)	(1,150,443)
Balance at June 30, 2004	13,599,552	67,998	8,027,121	(7,973,886)	121,233

Conversion of debt to common stock	600,000	3,000	297,000	—	300,000
Exercise of stock options	2,000	10	426	—	436
Issuance of common stock warrants	—	—	168,700	—	168,700
Issuance of common stock for services	50,000	250	31,250	—	31,500
Issuance of stock options for services	—	—	15,500	—	15,500
Induced conversion of debt	—	—	729,500	—	729,500
Net loss	—	—	—	(2,020,394)	(2,020,394)
Balance at June 30, 2005	14,251,552	$71,258	$9,269,497	$(9,994,280)	$(653,525)

The Accompanying Notes are an Integral Part

of the Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2005	2004
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Loss	$(2,020,394)	$(1,150,443)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	91,714	60,074
Common stock, stock options and warrants issued for services	112,800	112,000
Induced conversion of debt charge	729,500
Changes in Assets and Liabilities:
Accounts receivable-trade	(450,676)	(477,274)
Inventory	(106,935)	(137,969)
Prepaid expenses and other current assets	22,173	(256,095)
Other assets	(96,241)	(234,641)
Accounts payable	55,166	96,101
Accrued liabilities	248,795	(21,903)
Deferred revenue	461,268	166,502
Net cash used by operating activities	(952,830)	(1,843,648)

Cash flows from investing activities:
Purchase of property and equipment	(262,673)	(147,751)
Net cash used by investing activities	(262,673)	(147,751)

Cash flows from financing activities:
Proceeds from long-term debt	1,500,000	2,500,000
Repayment of long-term debt	(982,145)	(175,613)
Repayment of capital leases	—	(12,142)
Proceeds from exercise of options and warrants	436	32,873
Proceeds from issuance of stock	—	1,459,415
Net cash provided by financing activities	518,291	3,804,533

Net change in cash and cash equivalents	(697,212)	1,813,134
Cash and cash equivalents at beginning of year	2,058,929	245,795
Cash and cash equivalents at end of year	$1,361,717	$2,058,929

Supplemental disclosure of cash flow information:
Interest paid	$360,320	$151,326
Income taxes paid	$—	$—

Noncash investing and financing activities:
Conversion of debt to equity	$300,000	$—

The Accompanying Notes are an Integral Part

of the Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates:

Nature of Business and Name Change:

Time America, Inc., a Nevada corporation (the “Company” or “Time America”), through its wholly owned subsidiary, Time America, Inc., an Arizona corporation, provides time and labor management solutions. Time America products improve productivity by automating time and attendance, workforce scheduling, and the management of labor resources, with features such as employee self-service, data capture technology, time sheet submittal, strategic reporting, and interface tools for payroll, human resources, resource planning, and third party application integration. Time America solutions are offered in a Web-based product, a PC based application, or in a client/server configuration.

On December 9, 2003, Vitrix, Inc. (the parent company) changed its name to Time America, Inc.

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

Cash and Major Supplier Concentrations:

The Company maintains cash and cash equivalents at a financial institution.  Deposits not to exceed $100,000 at the financial institution are insured by the Federal Deposit Insurance Corporation.  At June 30, 2005 and 2004, the Company had uninsured cash and cash equivalents of approximately $1,290,000 and $2,045,000, respectively.

For the year ended June 30, 2005, the Company had two (2) major suppliers representing approximately eighty four percent (84%) of cost of product revenues.  At June 30, 2005, the amount due to these suppliers included in accounts payable was $131,678.

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

Revenue Recognition and Deferred Revenue:

The Company licenses software and sells data collection hardware and related ancillary products to end-user customers through its direct sales force as well as reseller channel customers through independent resellers. The Company’s software license revenue is earned from perpetual licenses of off-the-shelf software requiring none or minor modification or customization. The software license, data collection hardware and related ancillary product revenues from the Company’s end-user customers and reseller channel customers are generally recognized when:

•                  Persuasive evidence of an arrangement exists, which is typically when a non-cancelable sales and software license agreement or purchase order has been signed;

•                  Delivery, which is typically FOB shipping point, is complete for the software (either physically or electronically), data collection hardware and related ancillary products;

•                  The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties;

•                  Collectibility is probable; and

•                  Objective evidence of fair value exists for all undelivered elements, typically maintenance and professional services.

The fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all of the Company’s sales agreements contain allocations of the purchase price among the various elements of the arrangement.  If the Company cannot determine the fair value of any undelivered element included in an arrangement, the Company will defer revenue until all elements are delivered, services are performed or until fair value can be objectively determined.

As part of an arrangement, end-user customers typically purchase maintenance contracts as well as professional services from the Company. Maintenance services include telephone and Web-based support as well as rights to unspecified upgrades and enhancements, when and if the Company makes them generally available. Professional services are typically for implementation, installation of the software and data collection hardware, training, building interfaces and custom features, and running test data.

Revenues from maintenance services are recognized ratably over the term of the maintenance contract period, which is usually one year.  Maintenance services are typically stated separately in an arrangement. The Company has classified the value of revenues pertaining to the contractual maintenance obligations that exist for the 12-month period subsequent to the balance sheet date as a current liability, and the contractual obligations with a term beyond 12 months, if present, as a non-current liability.

Revenues from customer support services are recognized as the services are delivered.  Revenues from professional services are generally recognized based on customer specific objective evidence of fair value when:

•                  A non-cancelable agreement for the services has been signed or a customer’s purchase order has been received;

•                  The professional services have been delivered;

•                  The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties; and

•                  Collectibility is probable.

Customer specific objective evidence of fair value is based upon the price charged when these services are sold separately and are typically an hourly rate for professional services and a per-class rate for training. Based upon the Company’s experience in completing professional services, we have determined that these services are typically delivered within a 12-month period subsequent to the contract signing and therefore classify deferred professional services as a current liability.

The Company’s arrangements with its end-user customers and reseller channel customers do not include any rights of return or price protection, nor do arrangements with reseller channel customers include any acceptance provisions. The Company’s arrangements with end-user customers generally include the Company’s standard acceptance provision. The Company’s standard acceptance provision states that the customer’s acceptance of the products shall be deemed to occur upon completion of running our standard diagnostic tests.

At the time the Company enters into an arrangement, the Company assesses the probability of collection of the fee and the terms granted to the customer. For end-user customers, the Company’s typical payment terms include a deposit and subsequent payments, based on specific due dates, such that all payments for the software license, data collection hardware and related ancillary products, as well as services included in the original arrangement, are ordinarily due within one year of contract signing. The Company’s payment terms for its reseller channel customers are typically due within 30 days of the invoice date.

If the arrangement includes a substantive acceptance provision, the Company defers revenue not meeting the criterion for recognition under Statement of Position 97-2, “Software Revenue Recognition,” and classifies this revenue as deferred revenue, including deferred product revenue.

This revenue is recognized, assuming all other conditions for revenue recognition have been satisfied when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee. If the payment terms for the arrangement are considered extended, the Company defers revenue on the arrangement until the payment of the arrangement fee becomes due. The deferred amounts related to arrangements with extended payment terms are removed from deferred revenue and accounts receivable, as the Company has determined that these amounts do not represent either receivables or deferred revenue until the payment becomes due. The Company reports the allocated fair value of revenues related to the product element of arrangements as a current liability because of the expectation that these revenues will be recognized within 12 months of the balance sheet date.

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

Loss Per Share:

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.  At June 30, 2005 and 2004, there were options and warrants outstanding to purchase 3,300,774 and 2,633,197, respectively, shares of the Company’s common stock and 3,464,039 and 1,606,241, respectively, shares of common stock issuable upon conversion of convertible debt. None of these were included in the determination of diluted loss per share as their effect was anti-dilutive.

Stock-Based Compensation:

The Company has adopted Financial Accounting Standards Board No. 123 (SFAS 123”), “Accounting for Stock-Based Compensation.”  Under SFAS 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by SFAS 123. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans.  Accordingly, there is no related compensation expense recorded in the Company’s financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net loss and loss per share for the years ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts presented below:

	Year Ended June 30,
	2005	2004
Net loss:
As reported	$(2,020,394)	$(1,150,443)
Deduct: Total stock-based employee compensation expsense determined under the fair value based method for all awards, net of related tax effects	(166,256)	(169,747)

Pro forma	$(2,186,650)	$(1,320,190)

Loss per share:
As reported	$(0.15)	$(0.09)
Pro forma	$(0.16)	$(0.10)

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended June 30,
	2005	2004
Expected volatility	120.0%	76.0%
Risk-free interest rate	4.0%	4.0%
Expected lives (in years)	3.0	3.0

The weighted average fair value at date of grant for options granted during the years ended June 30, 2005 and 2004 approximated $.57 and $.34, respectively.

Recent Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board or “FASB” issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material affect on our financial position or results of operations.

 In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Nonmonetary Assets.” APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material affect on our financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards. No. 123 (“SFAS 123(R)”), “Share-Based Payment”, which is a revision of FASB 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including the grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.

SFAS 123(R) must be adopted by small business issuers for interim periods beginning after January 1, 2006. Early adoption will be permitted in periods in which financial statements have not been issued. The Company will adopt FASB 123(R) on July 1, 2005, the beginning of its 2006 fiscal year.

As permitted by SFAS 123, the Company currently applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans.  Accordingly, there is no related compensation expense recorded in the Company’s financial statements for the periods presented. The adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The adoption of SFAS 154 is not expected to have a material affect on our financial position or results of operations.

Note 2

Accounts Receivable - Trade:

At June 30, 2005 and 2004 accounts receivable – trade consists of:

	2005	2004

Accounts receivable - trade	$1,583,526	$1,113,850
Less:
Allowance for doubtful accounts	(20,000)	(20,000)
Allowance for sales returns	(84,000)	(65,000)
	$1,479,526	$1,028,850

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

Note 3

Property and Equipment:

At June 30, 2005 and 2004 property and equipment consists of:

	2005	2004
Computers, software and equipment	$438,459	$436,130
Furniture and fixtures	83,923	71,188
Leasehold improvements	116,596	15,103
	638,978	522,421
Less: accumulated depreciation	(264,709)	(319,112)
	$374,269	$203,309

Depreciation expense was $91,714 and $60,074, respectively, for the years ended June 30, 2005 and 2004.

Note 4

Long-term Debt:

At June 30, 2004 and 2003 long-term debt consists of the following:

	2005	2004
Prime rate convertible term note, monthly interest and varying monthly principal payments, due March 2007; Collateralized by all assets of the Company. Less unamortized discount of $56,686.	$1,251,625	$1,879,303

Prime rate $1,500,000 convertible credit facility, monthly interest payments, advances on the faciltiy are based on a percentage of the Company’s outstanding accounts recievable, due March 2007; Collateralized by all assets of the Company. Less unamortized discount of $102,900.	897,100	—

15% promissory note to a related party, 60 monthly principal and interest payments of $11,821 through April 2009; Collateralized by all assets of the Company.	—	479,831

10% promissory note to a related party, 60 monthly principal and interest payments of $8,919 through March 2009; Collateralized by all assets of the Company.	327,401	394,219

Prime rate plus 1 percent promissory note to a related party, monthly interest only payments through November 2001 followed by twenty four monthly principal and interest payments of approximately $9,000.

Due in full in October 2004. Collateralized by all assets of the Company.	98,329	190,345

$400,000 revolving line of credit with a shareholder, expiring on December 31, 2005, interest at 10%. Interest only payments due monthly. Collateralized by all assets of the Company.	150,000	150,000

10% promissory note to a related party, 60 monthly principal and interest payments of $10,562 through May 2010; Collateralized by all assets of the Company.	484,198	—

	3,208,653	3,093,698
Less: current portion	(998,061)	(756,353)

Long-term debt	$2,210,592	$2,337,345

In January 2004, the Company and a shareholder agreed to extend the term of its $400,000 line of credit facility to December 31, 2005.  All other terms of the agreement remained unchanged.

In March 2004, the Company consummated a private placement pursuant to which the Company issued a $2,000,000 principal amount secured convertible term note due March 22, 2007 (the “Laurus Note”), together with a common stock purchase warrant entitling the holder to purchase 280,000 shares of common stock (the “Laurus Note Warrant”).  The Laurus Note and the Laurus Note Warrant were sold to a single “accredited investor” (as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the “Act”)), Laurus Master Fund, Ltd. (“Laurus”), for a purchase price of $2,000,000.  The principal and unpaid interest on the Laurus Note are convertible into shares of the Company’s common stock at an original price of $1.17 per share (the “Fixed Conversion Price”), which was based on the weighted average price of the Company’s common stock for the twenty trading days immediately prior to the issuance of the Laurus Note.  Such conversion price is subject to anti-dilution adjustments based on the occurrence of certain corporate events.  In June 2005, the Company amended the conversion price of the Laurus Note. The conversion price on the first $300,000 of the note was reduced to $0.50 per share and the conversion price on the remainder of the note was reduced to $0.65 per share.  In connection with the amendment, the Company took a non-cash charge of $729,500 in the current quarter.

The Laurus Note provides for monthly payments of interest at the prime rate, which is subject to reduction if the market price of the Company’s common stock exceeds certain designated thresholds.  The Laurus Note also provides for monthly amortization, commencing on June 1, 2004 through February 1, 2005, of $30,000 per month, $50,000 per month from March 1, 2005 through May 1, 2005, $72,083 per month from June 1, 2005 through November 1, 2006 and $94,167 per month from December 2006 through February 2007.  Under the terms of the note, if the average price of the stock for the five trading days preceding a scheduled payment is 10% greater than the Fixed Conversion Price, the scheduled payment is paid by the conversion of common stock. If the scheduled payment is not made with common stock, the payment is made with cash.  The Laurus Note is secured by a first priority lien on all of the assets of the Company.

The Laurus Note Warrant entitles the holder thereof to purchase, at any time through March 22, 2011:  200,000 shares of the Company’s common stock at a price of $1.29 per share; 40,000 shares of the Company’s common stock at a price of $1.35 per share; and 40,000 shares of the Company’s common stock at a price of $1.40 per share.

Pursuant to a Registration Rights Agreement (the “Registration Rights Agreement”) entered into between the Company and Laurus, the Company is obligated to: (a) file a registration statement under the Act to register the resale of the shares of the Company’s common stock issuable upon conversion of the Note and exercise of the Warrant (the “Registration Statement”) within 45 days of the date of the funding with respect to the Laurus Note; (b) use its best efforts to have the Registration Statement declared effective under the Act as promptly as possible, but in any event prior to the 90th day following the funding of the Laurus Note; and (c) maintain the effectiveness of the Registration Statement until the earlier date of when (i) all registrable securities have been sold or (ii) all registrable securities may be sold immediately without registration under the Act and without volume restrictions pursuant to Rule 144(k).  Laurus, or other holders of the Laurus Note and the Laurus Note Warrant, are entitled to certain specified remedies if the Company does not timely comply with its registration obligations.  The registration statement has been filed.

The private placement of the Laurus Note and the Laurus Note Warrant was facilitated by The Oberon Group, LLC (Oberon) in consideration for which Oberon was paid an advisory fee of $150,000, and granted a warrant to purchase, at any time through March 22, 2007, 136,364 shares of the Company’s common stock at a per share price of $1.10.  The cash fee and fair value of the warrant has been recorded as a deferred loan issue charge.

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

In April 2004, the Company entered into a subordinated note agreement with a shareholder and existing debt holder.  The note has a five year term note with monthly principal and interest payments at 15%.  In consideration for agreeing to subordinate repayment of the note to the Laurus Note, the Company issued

25,000 shares of restricted common stock to the holder of the subordinated note.  The fair value of the stock has been recorded as a deferred loan issue charge.

In June 2005, the Company entered into a Security Agreement (the “Laurus Credit Facility”) pursuant to which the Company may borrow from time to time revolving loans up to $1,500,000, subject to a borrowing base calculation based on the Company’s eligible accounts receivable. Borrowings under the facility accrue interest at the prime rate and are payable monthly. The principal amount of all outstanding loans together with any accrued and unpaid interest is due as of June 23, 2008.  The Company issued a common stock purchase warrant to Laurus in consideration for providing the Laurus Credit Facility (the “Laurus Credit Facility Warrant”).

Pursuant to the terms of the Agreement, the Company’s obligations are secured by a lien on all of the Company’s assets. Moreover, Laurus has the right at any time until the maturity date, or during an event of default, to convert all or any portion of the outstanding principal amount into fully paid restricted shares of the Company’s common stock at a fixed conversion price of $0.65.

The Laurus Credit Facility Warrant entitles the holder thereof to purchase, at any time through June 23, 2012, an aggregate of 210,000 shares of common stock as follows:  150,000 shares of the Company’s common stock at a price of $0.72 per share; 30,000 shares of the Company’s common stock at a price of $0.75 per share; and 30,000 shares of the Company’s common stock at a price of $0.78 per share.

Pursuant to a Registration Rights Agreement (the “Laurus Credit Facility Registration Rights Agreement”) entered into between the Company and Laurus, the Company is obligated to: (a) file a registration statement under the Act to register the resale of the shares of the Company’s common stock issuable upon conversion of the Laurus Credit Facility and exercise of the Laurus Credit Facility Warrant (the “Laurus Credit Facility Registration Statement”) within 30 days of the date of the funding with respect to the Laurus Credit Facility; (b) use its best efforts to have the Laurus Credit Facility Registration Statement declared effective under the Act as promptly as possible, but in any event prior to the 90th day following the filing day; and (c) maintain the effectiveness of the Laurus Credit Facility Registration Statement until the earlier date of when (i) all registrable securities have been sold or (ii) all registrable securities may be sold immediately without registration under the Act and without volume restrictions pursuant to Rule 144(k).  Laurus, or other holders of the Laurus Credit Facility and the Laurus Credit Facility Warrant, are entitled to certain specified remedies if the Company does not timely comply with its registration obligations.  The registration statement has been filed but not declared effective.

The private placement of the Laurus Credit Facility and the Laurus Credit Facility Warrant was facilitated by The Oberon Group, LLC (Oberon) in consideration for which Oberon was paid an advisory fee of $112,500, and granted a warrant to purchase, at any time through June 23, 2008, 173,077 shares of the Company’s common stock at a per share price of $0.65.  The cash fee and fair value of the warrant has been recorded as a deferred loan issue charge.

As of June 30, 2005 future minimum payments due under the debt agreements are as follows:

Year Ending
June 30,

2006	$998,061
2007	761,726
2008	1,159,891
2009	178,401
2010	110,574

Total	$3,208,653

The Company incurred loan issue costs associated with the issuance of the Laurus Note, Laurus Credit Facility and shareholder notes.  The costs are being amortized over the term of the notes. Included in other assets at June 30, 2005 and 2004 are deferred costs in the amount of $528,111 and $371,345, respectively, net of accumulated amortization of $158,793 and $31,759, respectively.  Amortization expense charged to interest expense was $127,034 and $31,759, respectively, for the years ended June 30, 2005 and 2004.

The Laurus Note Warrants were valued at $99,200 and recorded as a discount to the Laurus Note. The Laurus Credit Facility Warrants were valued at $102,900 and recorded as a discount to the Laurus Credit Facility.  The discounts are being amortized over the terms of the debt.  Amortization charged to interest expense was $34,011 and $8,503, respectively, for the years ended June 30, 2005 and 2004.

Note 5

Income Taxes:

As of June 30, 2005 and 2004 deferred tax assets consist of the following:

	2005	2004

Federal loss carryforwards	$1,970,000	$1,570,000
State loss carryforwards	490,000	390,000
Other	69,000	50,000
	2,529,000	2,010,000
Less: valuation allowances	(2,529,000)	(2,010,000)

	$—	$—

The Company has established a valuation allowance equal to the full amount of the deferred tax assets primarily because of uncertainty in the utilization of net operating loss carryforwards.

As a result of stock ownership changes, the Company’s ability to utilize net operating losses in the future could be limited, in whole or part, under Internal Revenue Code Section 382.  The Company was treated as an S-Corporation for income tax purposes through May 13, 1997.  As of June 30, 2005 the Company’s federal net operating loss carryforwards were approximately $6,150,000 and begin expiring in 2012 through 2022.

The Company’s tax expense (benefit) differed from the statutory rate primarily due to the $519,000 change in the deferred tax asset valuation allowance from June 30, 2004.

Note 6

Commitments:

The Company currently leases a facility in Scottsdale, Arizona under non-cancelable operating lease agreement which expires in April 2010. For the years ended June 30, 2005 and 2004, expense under non-cancelable operating lease agreements was approximately $263,000 and $225,000, respectively.

Future minimum lease payments due under the operating lease agreement are as follows:

Year Ending
June 30,
2006	$292,883
2007	268,476
2008	268,476
2009	268,476
2010	244,069

$1,342,380

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

A summary of the activity of options under the plan and non-statutory options granted outside the plan follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at June 30, 2003	1,244,252	$1.49

Granted	830,020	0.82
Exercised	(8,996)	0.37
Forfeited	(91,800)	1.46

Outstanding at June 30, 2004	1,973,476	1.02

Granted	312,500	0.79
Exercised	(2,000)	0.22
Forfeited	(26,000)	0.62

Outstanding at June 30, 2005	2,257,976	$0.89

Additional information about outstanding options to purchase the Company’s common stock as of June 30, 2005 is as follows:

		Weighted Avg.
		Remaining
	Number of	Contractural	Weighted Avg.	Number of	Weighted Avg.
Exercise Price	Shares	Life (In Years)	Exercise Price	Shares	Exercise Price

$13.10	4,000	4.74	$13.10	4,000	$13.10
$9.40	100,000	4.63	$9.40	100,000	$9.40
$3.40 - $2.20	137,023	5.01	$3.18	137,023	$3.18
$1.40 - $1.00	296,437	8.02	$1.05	182,811	$1.05
$0.92 - $0.60	816,020	8.57	$0.75	460,770	$0.76
$0.57 - $0.40	428,496	5.88	$0.40	418,496	$0.40
$0.32 - $0.14	476,000	7.20	$0.22	444,000	$0.22

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

Non-Employee Stock Options and Warrants:

The Company issued 366,625 common stock warrants in connection with its private placements of common stock during the year ended June 30, 2000.  Each warrant entitles the holder to purchase one share of common stock at varying exercise prices depending on the round of funding.  The exercise price for the first round of funding was $3.50 per share and were exercisable until October 2002.  The exercise price for the second round of funding was $2.80 per share and were exercisable until February 2003.  The warrant agreement contains a price adjustment provision that stated if the Company sells common stock at a price below the exercise price of the warrants, the warrant exercise price would be adjusted to the price that the common stock was sold for.  As a result of the sale of common stock during the year ended June 30, 2002 at $.20 per share, the warrants exercise price has been adjusted to $.20.  In October, 2000, the Company entered into a Warrant Exercise Agreement with certain of its warrant holders under which participating holders of the Company’s $3.50 per share and $2.80 per share warrants could exercise their warrants for one-half of the exercise price set forth in such warrants.  In addition to the reduction in exercise price, each holder who participated in the Warrant Exchange Agreement also received a new warrant agreement under the same terms as the warrant agreement just exercised.  In connection with this Warrant Exchange Agreement, the Company received approximately $122,000 from the exercise of warrants to purchase 84,790 shares of common stock.  In connection with a February 2002 private placement of common stock, the Company agreed to extend the term of 147,500 of the above warrants for one year to a shareholder if the Company did not file a registration statement with the Securities and Exchange Commission to register the resale of the common stock purchased in the February 2002 private placement by August 2002.  The Company did not file a registration statement therefore the term of the warrants had been extended by one year.  In September 2003 the 147,500 warrants were exercised in full.  The remaining 219,125 warrants expired unexercised.

During the year ended June 30, 2001, the Company issued 12,000 warrants to an entity for consulting services.  The exercise price of the warrants ranges from $1.25 per share to $4.30 per share and are exercisable through March 2006.  The fair value was $21,000 at the date of grant, determined based on the value of services performed.  As of June 30, 2005 none of the warrants have been exercised.

During the year ended June 30, 2002, the Company issued 62,958 warrants to a related party in consideration for entering into a promissory note agreement with the Company.  The exercise price of the warrant is $.25 per share and is exercisable through September 2006.  As of June 30, 2005 none of the warrants have been exercised.

During the year ended June 30, 2002, the Company issued 25,000 warrants to a related party in consideration for entering into a revolving line of credit agreement with the Company.  The exercise price of the warrant is $.15 per share and is exercisable through November 2006.  As of June 30, 2005 none of the warrants have been exercised.

In November 2003, the Company issued 143,400 warrants to brokers in connection with a private placement of common stock of the Company.  The exercise price of the warrants is $.90 per share and is exercisable through November 2006.  As of June 30, 2005 none of the warrants have been exercised.

In March 2004, the Company consummated a private placement pursuant to which the Company issued a $2,000,000 principal amount secured convertible term note (the Laurus Note), together with a common stock purchase warrant entitling the holder to purchase 280,000 shares of common stock (the Laurus Note Warrant).  The Laurus Note Warrant entitles the holder thereof to purchase, at any time through March 22, 2011:  200,000 shares of the Company’s common stock at a price of $1.29 per share; 40,000 shares of the Company’s common stock at a price of $1.35 per share; and 40,000 shares of the Company’s common stock at a price of $1.40 per share.  As of June 30, 2005 none of the warrants have been exercised.

The private placement of the Laurus Note and the Laurus Warrant was facilitated by The Oberon Group, LLC (Oberon) in consideration for which Oberon was granted a warrant to purchase, at any time through March 22, 2007, 136,364 shares of the Company’s common stock at a price of $1.10.  As of June 30, 2005 none of the warrants have been exercised.

In June 2005, the Company entered into a Security Agreement (the “Laurus Credit Facility”) together with a common stock purchase warrant entitling the holder to purchase 210,000 shares of common stock (the “Laurus Credit Facility Warrant”) with Laurus.  The Laurus Credit Facility Warrant entitles the holder thereof to purchase, at any time through June 23, 2012:  150,000 shares of the Company’s common stock at a price of $0.72 per share; 30,000 shares of the Company’s common stock at a price of $0.75 per share; and 30,000 shares of the Company’s common stock at a price of $0.78 per share.  As of June 30, 2005 none of the warrants have been exercised.

The private placement of the Laurus Credit Facility and the Laurus Credit Facility Warrant was facilitated by The Oberon Group, LLC (Oberon) in consideration for which Oberon was granted a warrant to purchase, at any time through June 23, 2008, 173,077 shares of the Company’s common stock at a per share price of $0.65.  As of June 30, 2005 none of the warrants have been exercised.

Redeemable Financial Instruments:

The private placement of the Laurus Credit Facility was facilitated by The Oberon Group, LLC (Oberon) in consideration for which Oberon was granted a common stock award valued at $56,250.  The number of shares to be issued to satisfy the award is determined based on the closing price of our common stock once the registration statement for the shares is declared effective.  As of the date of this report, the registration statement covering the share issuable has not been declared effective and the amount is represented in accrued liabilities in the accompanying financial statements.

The number of shares that would have been issued at June 30, 2005 if the settlement had occurred on that date is 100,446 shares.  The agreement with Oberon does not limit the number of shares that will be issued to settle the obligation.  The Company is planning to have the registration statement covering the shares issuable under this agreement declared effective in the quarter ending December 31, 2005.

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

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information regarding our directors and executive officers is provided below.

THOMAS S. BEDNARIK.  Mr. Bednarik, age 55, has served as President, Chief Executive Officer and a director of the Company since February 2000.  From April 1998 to February 2000, Mr. Bednarik served as Vice President of Sales and Support at NetPro Computing, Inc.  Mr. Bednarik has extensive executive and sales management experience in the information technology industry and has served in various executive management capacities, including Chief Executive Officer, President, Vice President and Executive Vice President, with firms such as Idea Corporation, Decision Data, Alcatel Information Systems and ITT Corporation.

CRAIG J. SMITH, CPA.  Mr. Smith, age 35, has served as the Company’s Vice President of Finance and Administration and Chief Financial Officer since April 1999.  From 1998 to 1999, Mr. Smith served as Controller of Pacific Numerix Corporation.  From 1993 to 1998, he served as an Audit Manager of Semple & Cooper LLP.  Mr. Smith earned a masters in business administration from Arizona State University in 2000 and a Bachelor of Science degree in finance and accounting from Minnesota State University-Mankato in 1992.

TODD P. BELFER.  Mr. Belfer, age 37, has served as a director of the Company since March 1999 and Chairman of the Board of Directors since November 1999.  Mr. Belfer also served as Chairman of the Board of Directors of our wholly-owned subsidiary, Time America, Inc. (previously Vitrix Incorporated), from April 1996 until March 1999.  Mr. Belfer co-founded Employee Solutions, Inc. in May 1990, and served as its Executive Vice-President and as a director from 1991 to 1996.  Mr. Belfer earned a Bachelor of Science in Finance and Real Estate from the University of Arizona in 1989.

LISE M. LAMBERT.  Ms. Lambert, age 48, has served as a director of the Company since April 1999 and as director of our wholly-owned subsidiary, Time America, Inc. (previously Vitrix Incorporated), from January 1998 to March 1999.  In 2003, Ms. Lambert joined VistaCare, Inc., a Scottsdale-based health services company, where she serves as the Sr. Vice President of Strategic Planning and Business Formation.  Since 1996, Ms. Lambert has also served as President of Relevant, Inc., a consulting company for the computer software industry.  In 1986, Ms. Lambert co-founded Mastersoft, Inc., where she served as Vice-President of Marketing from 1986 to 1990 and Senior Vice-President of Sales from 1990 to 1995. Ms. Lambert also serves as director for Involve Technology, Inc.  Ms. Lambert earned a Bachelor of Arts degree in education and a Masters degree in deafness and audiology from Smith College.

ROBERT W. ZIMMERMAN. Mr. Zimmerman, age 53, has served as a director of the Company since March 2001.  Mr. Zimmerman was one of the original investors and directors of Time America, Inc. prior to its merger with the Company.  Mr. Zimmerman is President, co-managing shareholder and attorney for Mallery & Zimmerman, S.C., a general practice law firm with offices in Milwaukee, Cedarburg, Green Bay, Stevens Point and Wausau, Wisconsin.  Mr. Zimmerman graduated from Marquette University in 1974 with majors in Accounting and Finance and from Marquette University Law School in 1977.  Following graduation from law school, Mr. Zimmerman worked in the Milwaukee office of Arthur Andersen & Co. in the tax department and received his Wisconsin CPA certificate.

ROBERT J. NOVAK.  Mr. Novak, age 60, has served as a director of the Company since September 2003.  Mr. Novak has been a member of Jennings, Strouss & Salmon, P.L.C., a full service law firm, since 1999.  Mr. Novak is the founder and owner of Novak Companies, Inc., a diversified group of companies in real estate development, financing, management, equity financing and participation in private and public companies.  Mr. Novak also founded and owned Robert J. Novak & Associates, Ltd., a law firm, from 1987 to 1999.  Mr. Novak was also a founder, director and officer of Medical Safety Products, Inc., a medical product developer, from 1987 to 2001.  Mr. Novak earned Bachelor of Arts degrees in political science and economics from Drake University in 1967 and a Juris Doctorate from the University of Arizona in 1971.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons beneficially owning more than 10% of our outstanding common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”) within specified time periods.  Such officers, directors and shareholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended June 30, 2005.

CODE OF ETHICS

We have adopted a “Code of Business Conduct and Ethics,” a code of ethics that applies to all employees, including our executive officers. A copy of the Code of Business Conduct and Ethics is posted on our Internet site at www.timeamerica.com. In the event we make any amendments to, or grant any waiver of, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on our next periodic report.

AUDIT COMMITTEE

The Board of Directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee, as of the end of fiscal 2005, was composed of Robert J. Novak, Lise M. Lambert and Robert W. Zimmerman.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Robert W. Zimmerman is an “audit committee financial expert” as defined by Item 401(e) of Regulation S-B of the Securities Exchange Act of 1934. The Board of Directors made this affirmative determination based upon his experience, training and education. The Board of Directors further determined that Mr. Zimmerman is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Item 10.  Executive Compensation.

COMPENSATION OF DIRECTORS

Our non-employee directors received no cash compensation for serving as members of our board of directors or any committee of our board of directors during the fiscal year ended June 30, 2005.  During such period, we granted options to purchase 40,000 shares of common stock to each of Messrs. Belfer, Novak and Zimmerman and Ms. Lambert in connection with their service on the board of directors.  Each of these options has a term of 10 years, vested immediately, and was granted at the fair market value of the common stock on the grant date.

The following table summarizes all compensation paid to our Chief Executive Officer for each of the fiscal years ended June 30, 2005, 2004 and 2003.  We did not have any other executive officers whose total annual salary and bonus exceeded $100,000 for the periods presented.

SUMMARY COMPENSATION TABLE

							Long Term Compensation
		Annual Compensation					Awards
Name and Principal Position(1)	Year	Salary($)	Bonus($)		Other Annual Compensation($)		Securities Underlying Options/SARS (#)

Thomas S.	2005	$144,200	$7,000		-0	-	14,000	(1)
Bednarik(1) President and Chief Executive Officer	2004	$135,000	$6,750		-0	-	100,000	(1)
	2003	$130,000	-0	-	-0	-	150,000	(1)

(1)           Mr. Bednarik was appointed President and Chief Executive Officer of the Company effective February 17, 2000.  Pursuant to the terms of an Incentive Stock Option Agreement dated August 22, 2000, Mr. Bednarik was granted options to purchase 100,000 shares of the Company’s common stock at a per share exercise price of $3.40.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated April 17, 2001, Mr. Bednarik was granted options to purchase 225,000 shares of the Company’s common stock at a per share exercise price of $0.40.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated December 31, 2001, Mr. Bednarik was granted options to purchase 100,000 shares of the Company’s common stock at a per share exercise price of $0.17.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated December 31, 2002, Mr. Bednarik was granted options to purchase 50,000 shares of the Company’s common stock at a per share exercise price of $0.18.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated April 15, 2003, Mr. Bednarik was granted options to purchase 100,000 shares of the Company’s common stock at a per share exercise price of $0.16.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated December 9, 2003, Mr. Bednarik was granted options to purchase 25,000 shares of the Company’s common stock at a per share exercise price of $1.17.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated June 14, 2004, Mr. Bednarik was granted options to purchase 75,000 shares of the Company’s common stock at a per share exercise price of $1.00.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated April 20, 2005, Mr. Bednarik was granted options to purchase 14,000 shares of the Company’s common stock at a per share exercise price of $0.63.

The following table sets forth information concerning individual grants of stock options made to our Chief Executive Officer during the fiscal year ended June 30, 2005.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name and Principal Position	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date	Potential Realized Value at Assumed Rates of Annual Stock Price Appreciation For Option Term (2)
					5% ($)	10% ($)

Thomas S. Bednarik, President and Chief Executive Officer	14,000	4%	$0.63	4/2015	$5,547	$14,057

(1)           Pursuant to the terms of a Nonstatutory Stock Option Agreement dated April 20, 2005, Mr. Bednarik was granted options to purchase 14,000 shares of the Company’s common stock at a per share exercise price of $0.63. The options vested immediately and have a term of ten years.

(2)           Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term.  These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of our common stock.  Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall stock market conditions, as well as the option holder’s continued employment through the vesting period.  The amounts reflected in this table may not necessarily be achieved.

Option Exercise

There were no option exercises by our Chief Executive Officer during the fiscal year ended June 30, 2005.

Aggregate Option Exercises In Last Fiscal Year And Year End Option Values

Name	Shares Acquired on Exercise (#)		Value Realized ($)	Number of Securities Underlying Unexercised Options at June 30, 2005 (#) Exercisable / Unexercisable	Value of Unexercised In-The-Money Options at June 30, 2005 ($) Exercisable / Unexercisable(1)

Thomas S. Bednarik, President and Chief Executive Officer	-0	-	$—	789,000	$133,000

(1)           Information is based on the June 30, 2005 closing price of $0.56.

Employment Agreements

As of February 15, 2000, the Board of Directors approved the terms of Mr. Bednarik’s at-will employment with the Company for services as its President and Chief Executive Officer.  Under the terms of a letter agreement, dated as of February 17, 2000, the Company agreed to pay Mr. Bednarik a base salary of $115,000, which was increased to $130,000 effective April 2001, to $140,000 effective January 1, 2004 and to $148,400 effective January 1, 2005.

Effective January 1, 2005 the Board of Directors approved an incentive compensation plan with Mr. Bednarik.  Under the terms of the plan, Mr. Bednarik was eligible to earn up to $20,000 in cash bonuses and up to 40,000 options to purchase common stock if forecasted quarterly sales and operating income objectives were met in the quarters ended March 31, 2005 and June 30, 2005.  Mr. Bednarik earned a cash bonus of $7,000 and 14,000 stock options under this plan.  The plan expired at June 30, 2005.

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

Item 11.  Security Ownership Of Certain Beneficial Owners And Management.

The following table sets forth certain information, as of September 15, 2005, concerning the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the Company’s Common Stock; (ii) each Director; (iii) the Company’s Chief Executive Officer; and (iv) all directors and executive officers of the Company as a group.  To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Name and Address of	Shares Beneficially Owned (1)
Beneficial Owner (2)	Number		Percent

Thomas S. Bednarik	922,750	(3)	6.1%
Todd P. Belfer	1,498,127	(4)	10.4
Lise M. Lambert	245,163	(5)	1.7
Robert W. Zimmerman	325,175	(6)	2.2
Robert J. Novak	344,520	(7)	2.4
Craig J. Smith	161,251	(8)	1.1
All directors and executive officers as a group	3,496,986		22.0
Joseph L. Simek	3,888,585	(9)	27.1
Circle F. Ventures LLC	981,111		6.9

(1)           A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right.  Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.  The amounts and percentages are based upon 14,251,552 shares of common stock outstanding as of September 15, 2005.

(2)           The address of each of the beneficial owners is c/o Time America, Inc., 8840 East Chaparral Road, Suite 100, Scottsdale, Arizona 85250, except for Circle F. Ventures LLC whose address is 17797 North Perimeter Drive, Suite 105, Scottsdale, Arizona 85255 and Joseph L. Simek whose address is 611 North Road, Medford, Wisconsin 54461.

(3)           Includes 789,000 shares of common stock underlying unexercised options that were exercisable on September 15, 2005, or within 60 days thereafter.

(4)           Includes 245,000 shares of common stock underlying unexercised options that were exercisable on September 15, 2005, or within 60 days thereafter.

(5)           Includes 210,969 shares of common stock underlying unexercised options that were exercisable on September 15, 2005, or within 60 days thereafter.

(6)           Includes 175,000 shares of common stock underlying unexercised options that were exercisable on September 15, 2005, or within 60 days thereafter.

(7)           Includes 114,520 shares of common stock underlying unexercised options that were exercisable on September 15, 2005, or within 60 days thereafter.

(8)           Includes 134,251 shares of common stock underlying unexercised options that were exercisable September 15, 2005, or within 60 days thereafter.

(9)           Includes 87,958 shares of common stock issuable upon exercise of warrants issued in consideration for entering into debt agreements during the fiscal year ended June 30, 2002.

Item 12.  Certain Relationships And Related Transactions.

Except as set forth below, the Company did not have any transactions during fiscal years 2005 and 2004 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $60,000.

On March 31, 2001, the Company borrowed $400,000 from Joseph L. Simek, a significant stockholder of the Company.  The loan accrues interest at an annual rate of prime plus one percent (1%) and is secured by all of the Company’s assets.  Principal and interest payments of approximately $8,500 are due monthly, with the outstanding principal balance due on October 1, 2004.  On November 2, 2001, Mr. Simek agreed to provide the Company with a $200,000 line of credit, which is also secured by all of the Company’s assets.  On September 24, 2002, Mr. Simek agreed to provide the Company with an additional $200,000 revolving line of credit, which is also secured by all of the Company’s assets.  Borrowings under the lines of credit accrue interest at an annual rate of 10%.  In January 2004, Mr. Simek and the Company agreed to extend the maturity date of the line of credit facility to December 31, 2005.  In September 2004, the Company and Mr. Simek agreed to extend the balloon payment on the promissory note from October 1, 2004 to October 1, 2005.  At June 30, 2005, $98,329 was outstanding under the $400,000 loan and $150,000 was outstanding under the line of credit.

On September 4, 2001, the Company borrowed $500,000 from Francis Simek, the spouse of Mr. Simek, under a five year term note.  On March 22, 2004, the Company and Mrs. Simek entered into a subordinated note agreement pursuant to which the obligations outstanding under this note were subordinated to the obligations under our credit facilities with Laurus Master Fund Under the terms of the agreement, the existing term note was refinanced as a five year term note with monthly principal and interest payments at 15%. The Company issued 25,000 shares of restricted common stock to Mrs. Simek in consideration for her agreement to subordinate the note.  In November 2004, the Company and Mrs. Simek amended the terms of the note to change the interest rate to 10%. The loan is secured by a junior lien on all of the Company’s assets.  Principal and interest payments of $8,918 are due and payable monthly over a 60-month period.  At June 30, 2005, $327,401 was outstanding under this loan.

In October 2003, the Company entered into a four year consulting services agreement with Mr. Belfer pursuant to which Mr. Belfer agreed to introduce the Company to investment banking and investor relations firms and persons/entities interested in doing business with the Company.  In exchange for Mr. Belfer’s agreement to provide such consulting services, Mr. Belfer was granted a non-statutory option to purchase 200,000 shares of the Company’s common stock at $0.75 per share.  The options vest over four years and have a term of four years

On April 16, 2004, the Company borrowed $500,000 from Mrs. Simek.  The note is a five year term note with monthly principal and interest payments at 15%.  In consideration for agreeing to subordinate the note, the Company issued 25,000 shares of restricted common stock to Mrs. Simek.  The loan is secured by all of the Company’s assets.  In November 2004, the Company paid $456,100 to retire the remaining balance on the note.  The Company and Mrs. Simek then entered into a $500,000 revolving credit note agreement.  Borrowings under the note accrue interest at the rate of 10% per annum with interest due monthly.  Unused borrowings are subject to a 2% per annum commitment fee payable quarterly.  In May 2005, the Company borrowed $500,000 under this agreement.  Subsequently, the Company and Mrs. Simek amended the agreement to provide for a 60-month repayment period.  Principal and interest payments of $10,562 are due and payable monthly. At June 30, 2005, $484,198 was outstanding under this loan.

Item 13. Exhibits And Reports on Form 8-K.

(a)           Exhibits. The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-KSB.

(b)           Reports on Form 8-K.

On May 6, 2005, the Company furnished a Current Report on Form 8-K under Item 12 thereof, containing a copy of its earnings release, dated May 5, 2005, for the period ended March 31, 2005.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2005 and June 30, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		June 30, 2005	June 30, 2004
(i)	Audit Fees	$37,000	$30,500
(ii)	Audit Related Fees	—	—
(iii)	Tax Fees	$4,500	$4,500
(iv)	All Other Fees	$2,800	$10,000

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures. The Audit Committee has considered the role of Semple & Cooper in providing services to us for the fiscal year ended June 30, 2005 and has concluded that such services are compatible with such firm’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME AMERICA, INC.

/s/ Thomas S. Bednarik
Thomas S. Bednarik, President and Chief Executive Officer (Principal Executive Officer)

Dated: September 28, 2005

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

Signatures	Title	Date

/s/ Thomas S. Bednarik	President, CEO and Director	September 28, 2005
Thomas S. Bednarik	(Principal Executive Officer)

/s/ Craig J. Smith	Chief Financial Officer	September 28, 2005
Craig J. Smith	(Principal Financial Officer)

/s/ Todd P. Belfer	Chairman of the Board	September 28, 2005
Todd P. Belfer

/s/ Lise M. Lambert	Director	September 28, 2005
Lise M. Lambert

/s/ Robert W. Zimmerman	Director	September 28, 2005
Robert W. Zimmerman

/s/ Robert J. Novak	Director	September 28, 2005
Robert J. Novak

EXHIBIT INDEX

Exhibit Number	Description	By Reference from Document	No. in Document

3.1	Registrant’s Articles of Incorporation	A	3.1

3.1.1	Registrant’s Amendment to its Articles of Incorporation, dated November 7, 1988	A	3.1.1

3.1.2	Registrant’s Amendment to its Articles of Incorporation, dated June 25, 1991	B	3.1.2

3.1.3	Registrant’s Certificate of Reverse Stock Split, dated February 15, 1994	C	3.1.3

3.1.4	Registrant’s Certificate of Designation of Series A Preferred Stock, dated June 27, 1996	D	3.1.4

3.1.5	Registrant’s Amendment to Articles of Incorporation, dated June 25, 1996	D	3.15

3.1.6	Registrant’s Certificate of Designation of Series B Preferred Stock, dated March 31, 1999	E	3.1.6

3.1.7	Registrant’s Amendment to Articles of Incorporation, dated October 7, 1999.	F	3.1

3.1.8	Certificate of Correction to Certificate of Amendment to Articles of Incorporation of Vitrix, Inc., dated June 16, 2005	*	—

3.2	Amended Bylaws of the Registrant	C	3.2

4.1	Registrant’s Form of Common Stock Certificate	A	4.1

10.6	1999 Equity Compensation Plan	E	10.7

10.7.1	Lease Agreement, dated September 3, 1999, between LAFP Phoenix, Inc., as lessor, and the Registrant, as lessee.	F	10.1

10.7.2	First Amendment to Office Lease Agreement, dated March 28, 2000, between LAFP Phoenix, Inc., as lessor and the Registrant, as lessee.	G	10.1

Exhibit Number	Description	By Reference from Document	No. in Document

10.8	Securities Purchase Agreement, dated September 21, 1999, between Circle F Ventures, LLC and the Registrant.	F	10.2

10.10	Merger Agreement, dated March 28, 2001 by and among Vitrix, Inc., Vitrix Incorporated, and Time America, Inc.	H	2.1

10.12	Letter from BDO Seidman, LLP, dated June 4, 2001, regarding its concurrence or disagreement with the statements made by the registrant in the current report concerning the resignation or dismissal as the registrants’ principal accountant.	I	16

10.13	Promissory Note Agreement, dated September 4, 2001 between Vitrix, Inc. and Frances L. Simek	J	—

10.14	Security Agreement dated September 4, 2001 between Vitrix, Inc. and Frances L. Simek	J	—

10.15	Warrant to purchase common stock agreement dated September 4, 2001 between Vitrix, Inc. and Frances L. Simek	J	—

10.16	Promissory Note Agreement, dated March 31, 2001 between Time America, Inc and Joseph L. Simek	K	—

10.17	Revolving Credit Agreement, dated November 2, 2001 between Vitrix, Inc and Joseph L. Simek	K	—

10.18	Securities Purchase Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	—

10.19	Secured Convertible Term Note, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	—

10.20	Common Stock Purchase Warrant, dated March 22, 2004, issued to Laurus Master Fund, Ltd.	L	—

Exhibit Number	Description	By Reference from Document	No. in Document

10.21	Security Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	—

10.22	Subordination Agreement, dated March 22, 2004, among Time America, Inc., Laurus Master Fund, Ltd and Joseph and Frances Simek	L	—

10.23	Registration Rights Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	—

10.24	Guarantee, dated March 22, 2004, issued by Time America, Inc. in favor of Laurus Master Fund, Ltd.	L	—

10.25	Stock Pledge Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	—

10.26	Note Purchase Agreement, dated April 16, 2004 between Time America, Inc. and Frances L. Simek	M	—

10.27	Promissory Note Agreement, dated April 16, 2004 between Time America, Inc. and Frances L. Simek	M	—

10.28	Security Agreement, dated April 16, 2004 between Time America, Inc. and Frances L. Simek	M	—

10.29	Consulting Services Agreement, dated October 15, 2003, between Vitrix, Inc. and Todd P. Belfer	*	—

10.30	Bonus Plan Document with Tom Bednarik, effective as of January 1, 2005	*	—

10.31	Equipment Purchase, License and Services Agreement, dated as of August 29, 2005, between FedEx Corporate Services, Inc. and Time America, Inc. (certain portions deleted pursuant to confidential treatment)	*N	—

Exhibit Number	Description	By Reference from Document	No. in Document

10.32	Amendment, dated as of August 29, 2005, between Federal Express Corporation and Time America, Inc. (certain portions deleted pursuant to confidential treatment)	*N	—

10.33	Professional Services Agreement, dated as of August 29, 2005, between FedEx Corporate Services, Inc. and Time America, Inc. (certain portions deleted pursuant to confidential treatment)	*N	—

10.34	Amendment, dated as of August 29, 2005, between Federal Express Corporation and Time America, Inc. (certain portions deleted pursuant to confidential treatment)	*N	—

10.35	Letter Agreement, dated February 17, 2000, between Vitrix Incorporated and Thomas S. Bednarik	*	—

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934	*	—

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934	*	—

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*	—

*      Filed herewith.

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

I.      Form 8-K Current Report reporting event on June 6, 2001.

J.     Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 2001

K.    Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 2002

L.     Form 8-K Current Report reporting event on March 22, 2004

M.   Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 2004

N.    The Company has sought confidential treatment of portions of the referenced exhibits.