Form 10QSB
period 2005-09-30
TIME AMERICA INC
filed 2005-11-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒         No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At November 8, 2005, the issuer had outstanding 14,651,981 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2005	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$644,798	$1,361,717
Accounts receivable – trade, net	1,528,321	1,479,526
Inventory	597,920	477,719
Prepaid expenses and other current assets	287,607	268,373

Total Current Assets	3,058,646	3,587,335

Property and equipment, net	409,749	374,269
Other Assets	276,074	330,882

Total Assets	$3,744,469	$4,292,486

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$951,636	$998,061
Accounts payable	478,754	423,396
Accrued liabilities	606,032	436,180
Deferred revenue	869,710	877,782

Total Current Liabilities	2,906,132	2,735,419

Long-term debt, less current portion	1,961,771	2,210,592

Total Liabilities	4,867,903	4,946,011

Commitments:	—	—

Stockholders’ Equity (Deficit):
Common stock, $.005 par value, 50,000,000 shares authorized; 14,651,981 and 14,251,552 shares issued and outstanding	73,261	71,258
Contributed capital	9,509,860	9,269,497
Accumulated deficit	(10,706,555)	(9,994,280)

Total Stockholders’ Equity (Deficit)	(1,123,434)	(653,525)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,744,469	$4,292,486

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30,
	2005	2004

Revenues:
Product sales	$1,017,564	$998,930
Services revenue	453,249	454,895

Total Revenues	1,470,813	1,453,825

Cost of Revenues:
Product	534,431	398,732
Services	212,759	167,221

Total Cost of Revenues	747,190	565,953

Gross Profit	723,623	887,872

Costs and Expenses:
Sales and marketing	594,356	464,103
Research and development	364,616	287,772
General and administrative	337,880	235,579

Total Costs and Expenses	1,296,852	987,454

Net Loss from Operations	(573,229)	(99,582)

Other Income (Expense):
Interest expense	(176,416)	(98,511)
Other	31,504	—
Interest income	5,866	5,762

	(139,046)	(92,749)

Net Loss	$(712,275)	$(192,331)

Basic and Diluted Loss per Share	$(0.05)	$(0.01)

Weighted Average Number of Shares Outstanding	14,262,077	13,600,188

See Notes to Consolidated Financial Statements

TIME AMERCIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2005 AND

THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005 (Unaudited)

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2004	13,599,552	$67,998	$8,027,121	$(7,973,886)	$121,233

Conversion of debt to common stock	600,000	3,000	297,000	—	300,000
Exercise of stock options	2,000	10	426	—	436
Issuance of common stock warrants	—	—	168,700	—	168,700
Issuance of common stock for services	50,000	250	31,250	—	31,500
Issuance of stock options for services	—	—	15,500	—	15,500
Induced conversion of debt	—	—	729,500	—	729,500
Net loss	—	—	—	(2,020,394)	(2,020,394)
Balance at June 30, 2005	14,251,552	71,258	9,269,497	(9,994,280)	(653,525)

Exercise of stock options	4,000	20	1,580	—	1,600
Conversion of debt to common stock	446,429	2,233	247,767	—	250,000
Induced conversion of debt			40,179		40,179
Reclass of warrants to liability			(102,900)		(102,900)
Share-based awards compensation			84,987		84,987
Recission of common stock for services	(50,000)	(250)	(31,250)	—	(31,500)
Net loss	—	—	—	(712,275)	(712,275)
Balance at September 30, 2005	14,651,981	$73,261	$9,509,860	$(10,706,555)	$(1,123,434)

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	September 30,
	2005	2004
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net loss	$(712,275)	$(192,331)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	26,684	18,582
Common stock, stock options and warrants issued for services	53,487	—
Induced conversion of debt charge	40,179	—
Changes in Assets and Liabilities:
Accounts receivable-trade, net	(48,795)	(310,444)
Inventory	(120,201)	(72,403)
Prepaid expenses and other current assets	(19,234)	87,183
Other assets	54,808	21,976
Accounts payable	55,358	(47,915)
Accrued liabilities	66,952	102,304
Deferred revenue	(8,072)	330,796
Net cash used by operating activities	(611,109)	(62,252)

Cash flows from investing activities:
Purchase of property and equipment	(62,164)	(19,644)
Net cash used by investing activities	(62,164)	(19,644)

Cash flows from financing activities:
Repayment of debt	(45,246)	(136,568)
Proceeds from exercise of options and warrants	1,600	361
Net cash provided (used) by financing activities	(43,646)	(136,207)

Net change in cash and cash equivalents	(716,919)	(218,103)

Cash and cash equivalents at beginning of period	1,361,717	2,058,929

Cash and cash equivalents at end of period	$644,798	$1,840,826

Supplemental disclosure of cash flow information:
Interest paid	$99,336	$98,511
Income taxes paid	$—	$—

See Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note A - Basis of Presentation and Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Time America, Inc. and subsidiary (“Time America” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three month period ended September 30, 2005, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

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

Note C - Stock Based Compensation:

Prior to July 1, 2005, the Company accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”).  Accordingly, compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant.  The Company complied with the disclosure provisions of Statement of Financial Accounting Standards Board No. 123 (“SFAS 123”) “Accounting for Stock Based Compensation” as amended by SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” which required pro-forma disclosure of compensation expense associated with stock options under the fair value method.

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share–Based Payment”, using the modified prospective-transition method.  Under this transition method, compensation expense recognized in the first quarter of fiscal 2006 includes:  (a) compensation expense for all share-based payments granted prior to, but not yet vested as of June 30, 2005 based on the grant date fair value estimated and (b) compensation expense for all share-based payments granted subsequent to June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R).  Results for prior periods have not been restated.  The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.

As a result of adopting SFAS 123(R) on July 1, 2005, the Company’s net loss for the three months ended September 30, 2005 is $84,989 higher than if it had continued to account for share-based compensation under APB 25.

The following table illustrates the effect on the Company’s net loss and loss per share for the three months ended September 30, 2004 if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans.

Three Months
Ended September 30,
2004

Net loss:
As reported	$(192,331)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(46,573)

Pro forma	$(238,904)

Loss per share:
As reported	$(0.01)
Pro forma	$(0.02)

Note D - Long-term Debt:

In September 2005,the Company amended the conversion price on a portion of its convertible term note with Laurus Master Funds. The conversion price on the first $250,000 of the note was reduced to $0.56 per share.  In connection with the amendment, the Company took a non-cash charge of $40,179 in the current quarter.

Note E - New Accounting Pronouncements:

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

Item 2. Management’s Discussion And Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2005.  We believe our most critical accounting policies are revenue recognition, software development costs and the allowance for potentially uncollectible accounts receivable.

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

Revenues from maintenance services are recognized ratably over the term of the maintenance contract period, which is usually one year.  Maintenance services are typically stated separately in an arrangement and are also sold on a stand-alone basis in renewal agreements. We have classified the value of revenues pertaining to the contractual maintenance obligations that exist for the 12-month period subsequent to the balance sheet date as a current liability, and the contractual obligations with a term beyond 12 months, if present, as a non-current liability.

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

•      The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties; and

•      Collectibility is probable.

Customer specific objective evidence of fair value is based upon the price charged when these services are sold separately and are typically an hourly rate for professional services and a per-class rate for training. Based upon our experience in completing professional services, we have determined that these services are typically delivered within a 12-month period subsequent to the contract signing and therefore classifies deferred professional services as a current liability.

Our arrangements with end-user customers and reseller channel customers do not include any rights of return or price protection, nor do arrangements with reseller channel customers include any acceptance provisions. Our arrangements with end-user customers generally include our standard acceptance provision. Our standard acceptance provision states that the customer’s acceptance of the products shall be deemed to occur upon completion of running our standard diagnostic tests.

At the time we enter into an arrangement, we assess the probability of collection of the fee and the terms granted to the customer. For end-user customers, our typical payment terms include a deposit and subsequent payments, based on specific due dates, such that all payments for the software license, data collection hardware and related ancillary products, as well as services included in the original arrangement, are ordinarily due within one year of contract signing. Our payment terms for reseller channel customers are typically due within 30 days of the invoice date.

If the arrangement includes a substantive acceptance provision, we defer revenue not meeting the criterion for recognition under Statement of Position 97-2, “Software Revenue Recognition,” and classify this revenue as deferred revenue, including deferred product revenue. This revenue is recognized, assuming all other conditions for revenue recognition have been satisfied when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee. If the payment terms for the arrangement are considered extended, we defer revenue on the arrangement until the payment of the arrangement fee becomes due. The deferred amounts related to arrangements with extended payment terms are removed from deferred revenue and accounts receivable, as we have determined that these amounts do not represent either receivable or deferred revenue until the payment becomes due. We report the allocated fair value of revenues related to the product element of arrangements as a current liability because of the expectation that these revenues will be recognized within 12 months of the balance sheet date.

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

Results of Operations for the Three Months Ended September 30, 2005 and 2004

Revenue:

	Three Months Ended September 30,					Percentage
	2005		2004		Change	Change
Product sales	$1,017,564	69%	$998,930	69%	$18,634	2%
Services revenue	453,249	31%	454,895	31%	(1,646)	0%

Total revenues	$1,470,813	100%	$1,453,825	100%	$16,988	1%

Our revenue change remained flat from the prior year quarter to the current years quarter.

Gross Profit:

	Three Months Ended September 30,
	2005	2004
Product gross margin	47%	60%
Service gross margin	53%	63%
Total gross margin	49%	61%

The decrease in overall and product gross profit is primarily due to the accounting for a large contract with a Fortune 100 company.  The contract is for a $2,150,000 software and hardware solution requiring successful completion of a pilot program followed by completion of the remainder of the contract.  The pilot program section of the contract is for $378,000.  We are accounting for the software portion of the pilot program using the percentage of completion method for long-term contracts.  The estimated costs for development of the software exceed our revenues for the software and the Company recorded an estimated loss of approximately $50,000 for the software portion of this contract in the quarter. If the revenue and costs under this contract were removed, our overall and product margins would be in line with our normal margins as discussed below.  We do expect to achieve a gross profit on the contract in total as it is fulfilled over the next year.

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

Our gross profit percentage on services revenue decreased in the current quarter as we have increased our service organizations labor costs over the prior quarter, but were unable to achieve an increase in service revenue in the current quarter over the prior year quarter.

Operating Expenses:

	Three Months Ended September 30,			Percentage
	2005	2004	Change	Change
Sales and marketing	$594,356	$464,103	$130,253	28%
Research and development	364,616	287,772	76,844	27%
General and administrative	337,880	235,579	102,301	43%
Total costs and expenses	$1,296,852	$987,454	$309,398	31%

The following table presents reportable expenses as a percentage of total revenues:

	Three Months Ended September 30,
	2005	2004
Sales and marketing	40%	32%
Research and development	25%	20%
General and administrative	23%	16%
Total	88%	68%

The increase in sales and marketing expenses is primarily attributable to higher labor and employee acquisition costs as we have increased our sales staff, including the hiring of a vice president of corporate sales in the current quarter.

The increase in research and development expenses is primarily attributable to labor and other costs associated with the development of our new data collection terminal and enhancement of our software offerings.

The increase in general and administrative expenses is primarily due to $65,000 in costs as a result of the adoption of FASB Statement No. 123(R) in the current quarter.

Other Expense:

	Three Months Ended September 30,			Percentage
	2005	2004	Change	Change
Interest expense	$(176,416)	$(98,511)	$(77,905)	79%
Other	31,504	—	31,504	N/A
Interest income	5,866	5,762	104	2%
Total other income (expense)	$(139,046)	$(92,749)	$(46,297)	50%

The following table presents other income (expense) as of percentage of total revenues:

	Three Months Ended September 30,
	2005	2004
Interest expense	-12%	-7%
Other	2%	0%
Interest income	0%	0%
Total	-10%	-7%

The increase in interest expense is principally due to recording of a $40,179 charge in the current quarter incurred in relation to the changing of the conversion price on convertible debt.

Liquidity and Capital Resources

Cash Flow Highlights:

	Three Months Ended September 30,		Percentage
	2005	2004	Change
Net cash from operations	$(611,109)	$(62,252)	882%
Purchase of property and equipment	$(62,164)	$(19,644)	216%
Repayment of debt	$(45,246)	$(136,568)	-67%
Net change is cash	$(716,919)	$(218,103)	229%
Cash at end of period	$644,798	$1,840,826	-65%

At September 30, 2005, we had working capital of $152,514, compared to $1,681,324 at September 30, 2004.  Cash and cash equivalents at those dates amounted to $644,798 and $1,840,826, respectively.

We have funded our operations for the past six years primarily through a combination of sales of equity securities and debt financing.

Operations.  The net cash used from operations in the current quarter was primarily attributable to the net loss of $712,275.  Included in the net loss was a total of $120,350 of non-cash charges.  Also contributing to the net cash used were increases in accounts receivable of $48,795 and inventory of $120,201.  Net cash used during this period was partially offset by increases in accounts payable of $55,358 and accrued liabilities of $66,952.

Investment Activities. Our use of cash for property and equipment includes investments in information systems and infrastructure to support expanding operations.

Financing Activities  Our repayment of debt in the current quarter decreased from the prior year quarter as we were able to make debt payments in the current quarter by converting the amounts due to common stock rather than pay with cash as was done in the prior year quarter.

Our liquidity is affected by many factors, some based on the normal ongoing operations of our business and others related to the uncertainties of the time and attendance industry and global economies.  Although our cash requirements will continue to fluctuate based on the timing and extent of these factors, we believe that our current cash reserves, cash generated from operations, and our borrowing capacity under our two credit facilities, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next 6 months. We are currently attempting to secure additional financing for the Company.  We believe that we will be successful in obtaining the additional financing.  If we are successful in securing the additional financing we believe that we will have sufficient cash to satisfy commitments for capital expenditures and other cash requirements for the next 12 months. The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for our products and services.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations and may experience defaults under certain of its contractual agreements, including its lease agreements for its corporate headquarters.  These agreements are subject to termination in the event of default.  Certain of the parties to these agreements could take legal action against the Company to collect amounts owed to them.  Accordingly, the Company’s financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company’s operations.

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

Dated: November 14, 2005

	By	/s/ Craig J. Smith
Craig J. Smith
Chief Financial Officer
(Principal Accounting Officer)