Form 10QSB
period 2005-12-31
TIME AMERICA INC
filed 2006-02-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At February 10, 2006, the issuer had outstanding 15,003,904 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes ☐     No ☒

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2005	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$569,819	$1,361,717
Accounts receivable – trade, net	1,627,817	1,479,526
Inventory	723,944	477,719
Prepaid expenses and other current assets	248,417	268,373

Total Current Assets	3,169,997	3,587,335

Property and equipment, net	450,772	374,269
Other Assets	220,065	330,882

Total Assets	$3,840,834	$4,292,486

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$1,150,431	$998,061
Accounts payable	593,768	423,396
Accrued liabilities	645,862	436,180
Deferred revenue	945,909	877,782

Total Current Liabilities	3,335,970	2,735,419

Long-term debt, less current portion	2,203,486	2,210,592

Total Liabilities	5,539,456	4,946,011

Commitments:	—	—

Stockholders’ Equity (Deficit):
Common stock, $.005 par value, 50,000,000 shares authorized; 14,651,981 and 14,251,552 shares issued and outstanding	73,261	71,258
Contributed capital	9,528,440	9,269,497
Accumulated deficit	(11,300,323)	(9,994,280)

Total Stockholders’ Equity (Deficit)	(1,698,622)	(653,525)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,840,834	$4,292,486

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Product sales	$1,049,357	$1,082,207	$2,066,921	$2,081,137
Services revenue	489,998	358,105	943,247	813,000

Total Revenues	1,539,355	1,440,312	3,010,168	2,894,137

Cost of Revenues:
Product	481,913	433,572	1,016,344	832,304
Services	216,219	185,277	428,978	352,498

Total Cost of Revenues	698,132	618,849	1,445,322	1,184,802

Gross Profit	841,223	821,463	1,564,846	1,709,335

Costs and Expenses:
Sales and marketing	537,336	461,442	1,131,692	925,545
Research and development	382,534	337,946	747,150	625,718
General and administrative	382,920	259,549	720,801	495,128

Total Costs and Expenses	1,302,790	1,058,937	2,599,643	2,046,391

Net Loss from Operations	(461,567)	(237,474)	(1,034,797)	(337,056)

Other Income (Expense):
Interest expense	(142,081)	(91,386)	(318,497)	(189,897)
Other	6,915	25,774	38,420	25,774
Interest income	2,965	4,418	8,831	10,180

	(132,201)	(61,194)	(271,246)	(153,943)

Net Loss	$(593,768)	$(298,668)	$(1,306,043)	$(490,999)

Basic and Diluted Loss per Share	$(0.04)	$(0.02)	$(0.09)	$(0.04)

Weighted Average Number of Shares Outstanding	14,651,981	13,601,052	14,455,975	13,600,620

See Notes to Consolidated Financial Statements

TIME AMERCIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2005 AND

THE SIX MONTH PERIOD ENDED DECEMBER 31, 2005 (Unaudited)

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2004	13,599,552	$67,998	$8,027,121	$(7,973,886)	$121,233

Conversion of debt to common stock	600,000	3,000	297,000	—	300,000
Exercise of stock options	2,000	10	426	—	436
Issuance of common stock warrants	—	—	168,700	—	168,700
Issuance of common stock for services	50,000	250	31,250	—	31,500
Issuance of stock options for services	—	—	15,500	—	15,500
Induced conversion of debt	—	—	729,500	—	729,500
Net loss	—	—	—	(2,020,394)	(2,020,394)
Balance at June 30, 2005	14,251,552	71,258	9,269,497	(9,994,280)	(653,525)

Exercise of stock options	4,000	20	1,580	—	1,600
Conversion of debt to common stock	446,429	2,233	247,767	—	250,000
Induced conversion of debt	—	—	40,179	—	40,179
Reclass of warrants to liability	—	—	(102,900)	—	(102,900)
Share-based awards compensation	—	—	103,567	—	103,567
Recission of common stock for services	(50,000)	(250)	(31,250)	—	(31,500)
Net loss	—	—	—	(1,306,043)	(1,306,043)
Balance at December 31, 2005	14,651,981	$73,261	$9,528,440	$(11,300,323)	$(1,698,622)

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	December 31,
	2005	2004
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net loss	$(1,306,043)	$(490,999)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	54,520	39,170
Common stock, stock options and warrants issued for services	72,067	15,500
Induced conversion of debt charge	40,179	—
Changes in Assets and Liabilities:
Accounts receivable-trade	(148,291)	(68,860)
Inventory	(246,225)	(206,310)
Prepaid expenses and other current assets	19,956	91,825
Other assets	110,817	53,848
Accounts payable	170,372	25,745
Accrued liabilities	106,782	139,186
Deferred revenue	68,127	465,745
Net cash provided (used) by operating activities	(1,057,739)	64,850

Cash flows from investing activities:
Purchase of property and equipment	(131,023)	(136,598)
Net cash used by investing activities	(131,023)	(136,598)

Cash flows from financing activities:
Repayment of debt	(104,736)	(718,882)
Proceeds from exercise of options and warrants	1,600	361
Proceeds from note payable	500,000	—
Net cash provided (used) by financing activities	396,864	(718,521)

Net change in cash and cash equivalents	(791,898)	(790,269)

Cash and cash equivalents at beginning of period	1,361,717	2,058,929

Cash and cash equivalents at end of period	$569,819	$1,268,660

Supplemental disclosure of cash flow information:
Interest paid	$168,826	$189,897
Income taxes paid	$—	$—

See Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note A - Basis of Presentation and Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Time America, Inc. and subsidiary (“Time America” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six month period ended December 31, 2005, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

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

Note C - Stock Based Compensation:

Prior to July 1, 2005, the Company accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). Accordingly, compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complied with the disclosure provisions of Statement of Financial Accounting Standards Board No. 123 (“SFAS 123”) “Accounting for Stock Based Compensation” as amended by SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” which required pro-forma disclosure of compensation expense associated with stock options under the fair value method.

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share–Based Payment,” using the modified prospective-transition method. Under this transition method, compensation expense recognized for the six months ended of fiscal year 2006 includes:  (a) compensation expense for all share-based payments granted prior to, but not yet vested as of June 30, 2005 based on the grant date fair value estimated and (b)

compensation expense for all share-based payments granted subsequent to June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R). Results for prior periods have not been restated. The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.

As a result of adopting SFAS 123(R) on July 1, 2005, the Company’s net loss for the three months and six month periods ended December 31, 2005 is $18,580 and $103,567, respectively, higher than if it had continued to account for share-based compensation under APB 25.

The following table illustrates the effect on the Company’s net loss and loss per share for the three months and six months ended December 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans.

	Three Months	Six Months
	Ended December31,	Ended December31,
	2004	2004

Net loss:
As reported	$(298,668)	$(490,999)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,510)	(49,083)

Pro forma	$(301,178)	$(540,082)

Loss per share:
As reported	$(0.02)	$(0.04)
Pro forma	$(0.02)	$(0.04)

Note D - Long-term Debt:

In September 2005, the Company amended the conversion price on a portion of its convertible term note with Laurus Master Funds. The conversion price on the first $250,000 of the note was reduced to $0.56 per share. In connection with the amendment, the Company incurred a non-cash charge of $40,179 in the first quarter 2006.

In January 2006, the Company amended the terms of its debt with Laurus Master Funds as described in Note F below.

Note E - New Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material affect on our financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets.”  SFAS 153 amends the guidance in APB No. 29, “Accounting for Nonmonetary Assets.”  APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 did not have a material affect on our financial position or results of operations.

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

Note F –Subsequent Events:

Effective January 3, 2006, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company (“Laurus”). Under the Security and Purchase Agreement, Laurus purchased from the Company a Secured Convertible Term Note in the aggregate principal amount of $2,000,000, and a Secured Non-Convertible Revolving Note in the aggregate principal amount of $1,500,000. The transaction was a recapitalization of existing agreements with Laurus. The Term Note replaced an existing secured convertible term note issued March 22, 2004 and a principal balance of $1,058,310 that was paid in full with the proceeds of the Term Note. Gross proceeds received by the Company under the Term Note were $941,690. The Revolving Note replaced an existing $1,500,000 revolving facility that had an outstanding balance of $1,000,000 that was paid in full with proceeds from the Revolving Note. The Company did not receive any of the proceeds from the Revolving Note.

The Term Note has a three-year term, and bears interest at 2% above the prime rate, with a minimum interest rate of 7.25%. The Term Note provides for principal repayment, in cash or stock, in thirty (30) equal monthly installments of $66,666.67 commencing on July 1, 2006. Monthly principal and interest payments will be converted, subject to certain volume limitations, into shares of the Company’s common stock if the average market price of such stock for the five (5) days preceding the payment is 10% above the initial fixed conversion price of $0.65 per share. The Company may not convert any of its repayment obligations under the Term Note to common stock unless either there exists an effective registration statement covering the shares to be issued, or an exemption for the resale of all of the common stock issued and issuable under the Term Note is available under Rule 144 of the Securities Act of 1933, as amended. The Company may redeem the Term Note upon payment to Laurus of 115% of the outstanding principal under the Term Note together with accrued but unpaid interest.

The Revolving Note has a two-year term, and bears interest at 2% above the prime rate, with a minimum interest rate of 7.25%. Availability under the Revolving Note is based on an advance rate equal to 90% of eligible accounts receivable and 30% of inventory subject to a $1,000,000 cap. The Revolving Note is subject to an early termination fee of 5% of the face amount of the Revolving Note in the first year, and 4% thereafter. If an event of default occurs, Laurus may elect to require the Company and its subsidiaries to make a default payment in the amount of 125% of the outstanding principal amount of the Revolving Note.

The Company’s obligations under Term Note and the Revolving Note are secured by a first lien on all assets of the Company, and Laurus may accelerate all outstanding obligations under the notes upon the occurrence and continuation of an event of default. In addition to the notes, the Company issued Laurus a seven-year warrant to purchase 140,000 shares of the Company’s common stock at an exercise price of $0.65 per share, subject to adjustment based on the occurrence of certain corporate events. The Company must file a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock underlying the warrants and the common stock issuable upon conversion of the Term Note within 60 days of funding and must use its best efforts to have the registration statement declared effective within 180 days of funding. On the closing of the Term Note and the Revolving Note, the Company issued an aggregate of 351,923 shares of common stock to Laurus for payment of fees due.

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

Results of Operations for the Three and Six Months Ended December 31, 2005 and 2004

Revenues:

	Three Months Ended			Six Months Ended
	December 31, 2005	December 31, 2004	Percent Change	December 31, 2005	December 31, 2004	Percent Change

Revenues	$1,539,355	$1,440,312	7%	$3,010,168	$2,894,137	4%

See “Product Sales” and “Service Revenue” below for discussion on the change.

Product Sales:

	Three Months Ended			Six Months Ended
	December 31, 2005	December 31, 2004	Percent Change	December 31, 2005	December 31, 2004	Percent Change

Product sales	$1,049,357	$1,082,207	(3)%	$2,066,921	$2,081,137	(1)%
Product sales as a percent of total revenues	68%	75%	—	69%	72%	—

Product sales have remained relatively flat over the three and six months ended December 31, 2005.

Service Revenue:

	Three Months Ended			Six Months Ended
	December 31, 2005	December 31, 2004	Percent Change	December 31, 2005	December 31, 2004	Percent Change

Service revenue	$489,998	$358,105	37%	$943,247	$813,000	16%
Service revenue as a percent of total revenues	32%	25%	—	31%	28%	—

The increase in our service revenue in the current quarter and six-month period was primarily attributable to a 39% and 53%, respectively, increase in our NETtime software service revenue over such periods. In addition, maintenance revenue increased by 50% in the three month period and by 42% in the six month period.

Gross Profit:

	Three Months Ended		Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Product gross margin	54%	60%	51%	60%
Service gross margin	56%	48%	55%	57%
Total gross margin	55%	57%	52%	59%

The decrease in overall and product gross profit is primarily due to the accounting for a large contract with a Fortune 100 company. The contract is for a $2,150,000 software and hardware solution requiring successful completion of a pilot program followed by completion of the remainder of the contract. The pilot program section of the contract is for $378,000. We are accounting for the software portion of the pilot program using the percentage of completion method for long-term contracts. The estimated costs for development of the software exceed our revenues for the software and the Company recorded an estimated loss of approximately $50,000 for the software portion of this contract in the first quarter of fiscal 2006. If the revenue and costs under this contract were removed, our overall and product margins for the current quarter and six-month period ended December 31, 2005 would be in line with our normal margins as discussed below. We do expect to achieve a gross profit on the contract as a whole as it is fulfilled over the next year.

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

Our gross profit percentage on services revenue increased in the current quarter and as we increased service revenue by 37% and limited our cost increases. The margin was relatively flat for the current six month period compared to the prior year six month period.

Operating Expenses:

	Three Months Ended			Six Months Ended
	December 31, 2005	December 31, 2004	Percent Change	December 31, 2005	December 31, 2004	Percent Change

Total costs and expenses	$1,302,790	$1,058,937	23%	$2,599,643	$2,046,391	27%
Total costs and expenses as a percent of total revenues	85%	74%	—	86%	71%	—

Sales and Marketing Expense:

	Three Months Ended			Six Months Ended
	December 31, 2005	December 31, 2004	Percent Change	December 31, 2005	December 31, 2004	Percent Change
Sales and marketing expense	$537,336	$461,442	16%	$1,131,692	$925,545	22%
Sales and marketing expense as a percent of total revenues	35%	32%	—	38%	32%	—

The increase in sales and marketing expenses in the current quarter and six-month period is primarily attributable to higher labor and employee acquisition costs as we have increased our sales staff, including the hiring of a vice president of corporate sales in the first quarter of fiscal 2006.

Research and Development Expense:

	Three Months Ended			Six Months Ended
	December 31, 2005	December 31, 2004	Percent Change	December 31, 2005	December 31, 2004	Percent Change
Research and development expense	$382,534	$337,946	13%	$747,150	$625,718	19%
Research and development expense as a percent of total revenues	25%	23%	—	25%	22%	—

The increase in research and development expenses is primarily attributable to labor and other costs associated with the development of our new data collection terminal and enhancement of our software offerings.

General and Administrative Expense:

	Three Months Ended			Six Months Ended
	December 31, 2005	December 31, 2004	Percent Change	December 31, 2005	December 31, 2004	Percent Change
General and administrative expense	$382,920	$259,549	48%	$720,801	$495,128	46%
General and administrative expense as a percent of total revenues	25%	18%	—	24%	17%	—

The increase in general and administrative expenses is primarily due to $19,000 in costs in the current quarter and $104,000 in costs in the current six month period as a result of the adoption of FASB Statement No. 123(R) in the first quarter of fiscal 2006. We also incurred approximately $60,000 in expenses associated with the preparation and filing of a registration statement in the current quarter.

Other Expense:

	Three Months Ended			Six Months Ended
	December 31, 2005	December 31, 2004	Percent Change	December 31, 2005	December 31, 2004	Percent Change

Other expense	$132,201	$61,194	116%	$271,246	$153,943	76%
Other expense as a percent of total revenues	9%	4%	—	9%	5%	—

Other income (expense) consists primarily of interest expense. The increase in other expense is primarily due to an increase of approximately $51,000 and $129,000, respectively, in interest expense for the current quarter and six month period. Interest expense has increased because we incurred over $1,000,000 in additional debt in June 2005.

Liquidity and Capital Resources

Cash Flow Highlights:

	Six Months Ended December 31,		Percentage
	2005	2004	Change
Net cash from operations	$(1,057,739)	$64,850	(1,731)%

Purchase of property and equipment	$(131,023)	$(136,598)	4%
Repayment of debt	$(104,736)	$(718,882)	85%

Proceeds from debt	$500,000	$—	n/a
Net change is cash	$(791,898)	$(790,269)	0%
Cash at end of period	$569,819	$1,268,660	(55)%

At December 31, 2005, we had a working capital deficit of $(165,973), compared to working capital of $851,916 at June 30, 2005. Cash and cash equivalents at those dates amounted to $569,819 and $1,361,717, respectively. We have funded our operations for the past six years primarily through a combination of sales of equity securities and debt financing.

Operations. The net cash used from operations in the current period was primarily attributable to the net loss of $1,343,203. Included in the net loss was a total of $203,926 of non-cash charges. Also contributing to the net cash used were increases in accounts receivable of $148,291 and inventory of $246,225. Net cash used during this period was partially offset by increases in accounts payable of $170,372 and accrued liabilities of $106,782.

Investment Activities. Our use of cash for property and equipment includes investments in information systems and infrastructure to support expanding operations.

Financing Activities Our repayment of debt in the current period decreased from the prior year period as we were able to make debt payments in the current period by converting the amounts due to common stock rather than pay with cash as was done in the prior year period.

Our liquidity is affected by many factors, some based on the normal ongoing operations of our business and others related to the uncertainties of the time and attendance industry and global economies. Although our cash requirements will continue to fluctuate based on the timing and extent of these factors, we believe that our current cash reserves, cash generated from operations, recent financings, and our borrowing capacity under our two credit facilities, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next 12 months. In January 2006, we secured additional financing for the Company (see footnotes to the financial statements for details).The raising of additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for our products and services. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations and may experience defaults under certain of its contractual agreements, including its lease agreements for its corporate headquarters. These agreements are subject to termination in the event of default. Certain of the parties to these agreements could take legal action against the Company to collect amounts owed to them. Accordingly, the Company’s financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company’s operations.

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

10.1

Security and Purchase Agreement, dated January 3, 2006, by and among Laurus Master Fund, Ltd., Time America, Inc., a Nevada corporation, Time America, Inc., an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company.

10.2

Secured Convertible Term Note, dated January 3, 2006, made by Time America, Inc., a Nevada corporation, Time America, Inc., an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company, in favor of Laurus Master Fund, Ltd.

10.3

Secured Non-Convertible Revolving Note, dated January 3, 2006, made by Time America, Inc., a Nevada corporation, Time America, Inc., an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company, in favor of Laurus Master Fund, Ltd.

	10.4	Common Stock Purchase Warrant, dated January 3, 2006, issued to Laurus Master Fund, Ltd.

	10.5	Registration Rights Agreement, dated January 3, 2006, between Time America, Inc., a Nevada corporation, and Laurus Master Fund, Ltd.

10.6

Amended and Restated Subordination Agreement, dated January 3, 2006, among Time America, Inc., a Nevada corporation, Time America, Inc., an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company, Laurus Master Fund, Ltd. and Joseph and Frances Simek.

10.7

Reaffirmation and Ratification Agreement, dated January 3, 2006, by and among Laurus Master Fund, Ltd., Time America, Inc., a Nevada corporation, Time America, Inc., an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company.

	10.8	Letter Agreement with Oberon Securities, LLC, dated January 13, 2006

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32	Section 906 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME AMERICA, INC.

Dated: February 14, 2006

	By	/s/ Craig J. Smith
Craig J. Smith
Chief Financial Officer
(Principal Accounting Officer)