Form 10QSB
period 2006-03-31
TIME AMERICA INC
filed 2006-05-15
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 10, 2006, the issuer had outstanding 15,003,904 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes  ☐   No  ☒

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$666,992	$1,361,717
Accounts receivable – trade, net	1,761,110	1,479,526
Accounts receivable – other	530,428	—
Inventory	764,262	477,719
Prepaid expenses and other current assets	284,273	268,373

Total Current Assets	4,007,065	3,587,335

Property and equipment, net	470,717	374,269
Other Assets	258,702	330,882

Total Assets	$4,736,484	$4,292,486

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$890,387	$998,061
Accounts payable	552,019	423,396
Accrued liabilities	893,169	436,180
Deferred revenue	1,006,985	877,782

Total Current Liabilities	3,342,560	2,735,419

Long-term debt, less current portion	3,293,586	2,210,592

Total Liabilities	6,636,146	4,946,011

Commitments:	—	—

Stockholders’ Equity (Deficit):
Common stock, $.005 par value, 50,000,000 shares authorized; 15,003,904 and 14,251,552 shares issued and outstanding	75,021	71,258
Contributed capital	9,781,447	9,269,497
Accumulated deficit	(11,756,130)	(9,994,280)

Total Stockholders’ Equity (Deficit)	(1,899,662)	(653,525)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,736,484	$4,292,486

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Product sales	$1,256,006	$1,222,964	$3,322,927	$3,304,102
Services revenue	467,154	405,993	1,410,401	1,218,993

Total Revenues	1,723,160	1,628,957	4,733,328	4,523,095

Cost of Revenues:
Product	684,943	502,018	1,701,287	1,334,322
Services	224,316	200,169	653,294	552,668

Total Cost of Revenues	909,259	702,187	2,354,581	1,886,990

Gross Profit	813,901	926,770	2,378,747	2,636,105

Costs and Expenses:
Sales and marketing	530,413	505,682	1,662,105	1,431,227
Research and development	383,600	369,660	1,130,750	995,378
General and administrative	299,616	274,526	1,020,417	769,654

Total Costs and Expenses	1,213,629	1,149,868	3,813,272	3,196,259

Net Loss from Operations	(399,728)	(223,098)	(1,434,525)	(560,154)

Other Income (Expense):
Interest expense	(186,057)	(83,029)	(504,554)	(272,926)
Loss on debt extinguishment	(298,108)	—	(298,108)	—
Other	425,848	—	464,267	25,774
Interest income	2,238	2,867	11,070	13,047

	(56,079)	(80,162)	(327,325)	(234,105)

Net Loss	$(455,807)	$(303,260)	$(1,761,850)	$(794,259)

Basic and Diluted Loss per Share	$(0.03)	$(0.02)	$(0.12)	$(0.06)

Weighted Average Number of Shares Outstanding	14,996,083	13,601,052	14,632,738	13,600,762

See Notes to Consolidated Financial Statements

TIME AMERCIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2005 AND

THE NINE MONTH PERIOD ENDED MARCH 31, 2006 (Unaudited)

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2004	13,599,552	$67,998	$8,027,121	$(7,973,886)	$121,233

Conversion of debt to common stock	600,000	3,000	297,000	—	300,000
Exercise of stock options	2,000	10	426	—	436
Issuance of common stock warrants	—	—	168,700	—	168,700
Issuance of common stock for services	50,000	250	31,250	—	31,500
Issuance of stock options for services	—	—	15,500	—	15,500
Induced conversion of debt	—	—	729,500	—	729,500
Net loss	—	—	—	(2,020,394)	(2,020,394)
Balance at June 30, 2005	14,251,552	71,258	9,269,497	(9,994,280)	(653,525)

Exercise of stock options	4,000	20	1,580	—	1,600
Conversion of debt to common stock	446,429	2,233	247,767	—	250,000
Induced conversion of debt	—	—	40,179	—	40,179
Reclass of warrants to liability	—	—	(102,900)	—	(102,900)
Share-based awards compensation	—	—	113,730	—	113,730
Recission of common stock for services	(50,000)	(250)	(31,250)	—	(31,500)
Issuance of common stock for services	351,923	1,760	205,875	—	207,635
Issuance of common stock warrants	—	—	36,969	—	36,969
Net loss	—	—	—	(1,761,850)	(1,761,850)
Balance at March 31, 2006	15,003,904	$75,021	$9,781,447	$(11,756,130)	$(1,899,662)

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2006	2005
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net loss	$(1,761,850)	$(794,259)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	90,605	64,347
Share based compensation expense	113,730	—
Common stock, stock options and warrants issued for services	213,104	15,500
Induced conversion of debt charge	40,179	—
Changes in Assets and Liabilities:
Accounts receivable-trade	(281,584)	(271,444)
Inventory	(286,543)	(83,501)
Prepaid expenses and other current assets	(15,900)	72,452
Other assets	72,180	84,079
Accounts payable	128,623	(52,859)
Accrued liabilities	288,520	150,444
Deferred revenue	129,203	463,615
Net cash provided (used) by operating activities	(1,269,733)	(351,626)

Cash flows from investing activities:
Purchase of property and equipment	(187,053)	(240,649)
Due from sale of assets	(530,428)	—
Net cash used by investing activities	(717,481)	(240,649)

Cash flows from financing activities:
Repayment of debt	(1,209,111)	(841,376)
Proceeds from exercise of options and warrants	1,600	361
Proceeds from debt	2,500,000	—
Net cash provided (used) by financing activities	1,292,489	(841,015)

Net change in cash and cash equivalents	(694,725)	(1,433,290)

Cash and cash equivalents at beginning of period	1,361,717	2,058,929

Cash and cash equivalents at end of period	$666,992	$625,639

Supplemental disclosure of cash flow information:
Interest paid	$201,254	$148,492
Income taxes paid	$—	$—

Noncash investing and financing activities:
Conversion of debt to equity	$250,000	$—

See Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note A - Basis of Presentation and Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Time America, Inc. and subsidiary (“Time America” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the nine month period ended March 31, 2006, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

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

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share–Based Payment,” using the modified prospective-transition method.  Under this transition method, compensation expense recognized for the nine months ended March 31, 2006 of fiscal year 2006 includes:  (a) compensation expense for all share-based payments granted prior to, but not yet vested as of June 30, 2005 based on the grant date fair value estimated and (b)

compensation expense for all share-based payments granted subsequent to June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R).  Results for prior periods have not been restated.  The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.

As a result of adopting SFAS 123(R) on July 1, 2005, the Company’s net loss for the three month and nine month periods ended March 31, 2006 is $10,163 and $113,730, respectively, higher than if it had continued to account for share-based compensation under APB 25.

The following table illustrates the effect on the Company’s net loss and loss per share for the three months and nine months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans.

	Three Months	Nine Months
	Ended March 31,	Ended March 31,
	2005	2005

Net loss:
As reported	$(303,260)	$(794,259)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,690)	(50,773)

Pro forma	$(304,950)	$(845,032)

Loss per share:
As reported	$(0.02)	$(0.06)
Pro forma	$(0.02)	$(0.06)

Note D - Long-term Debt:

In September 2005, the Company amended the conversion price on a portion of its convertible term note with Laurus Master Funds (“Laurus”). The conversion price on the first $250,000 of the note was reduced to $0.56 per share.  In connection with the amendment, the Company incurred a non-cash charge of $40,179 in the first quarter of 2006.

Effective January 3, 2006, the Company entered into a Security and Purchase Agreement with Laurus, which repaid the Company’s existing indebtedness with Laurus and replaced such indebtedness with the credit facility evidenced by the Security and Pledge Agreement.  Under the terms of the Security and Purchase Agreement, Laurus purchased from the Company a Secured Convertible Term Note in the aggregate principal amount of $2,000,000, and a Secured Non-Convertible Revolving Note in the aggregate principal amount of $1,500,000.  The transaction was a recapitalization of existing agreements with Laurus.  The Term Note replaced an existing secured convertible term note issued March 22, 2004 and the principal balance of $1,058,310 was paid in full with the proceeds of the Term Note.  Gross proceeds received by the Company under the Term Note were $941,690.  The Revolving Note replaced an existing $1,500,000 revolving facility that had an outstanding balance of $1,000,000 that was paid in full with proceeds from the Revolving Note.  The Company did not receive any of the proceeds from the Revolving Note.

The Term Note has a three-year term and bears interest at 2% above the prime rate, with a minimum interest rate of 7.25%.  The Term Note provides for principal repayment, in cash or stock, in thirty (30) equal monthly installments of $66,666.67 commencing on July 1, 2006.  Monthly principal and interest payments will be converted, subject to certain volume limitations, into shares of the Company’s common stock if the average market price of such stock for the five (5) days preceding the payment due date is 10% above the initial fixed conversion price of $0.65 per share.  The Company may not convert any of its repayment obligations under the Term Note to common stock unless either there exists an effective registration statement covering the shares to be issued, or an exemption for the resale of all of the common stock issued and issuable under the Term Note is available under Rule 144 of the Securities Act of 1933, as amended.  The Company may redeem the Term Note upon payment to Laurus of an amount equal to 115% of the outstanding principal balance under the Term Note together with accrued but unpaid interest.

The Revolving Note has a two-year term, and bears interest at 2% above the prime rate, with a minimum interest rate of 7.25%.  Availability under the Revolving Note is based on an advance rate equal to 90% of eligible accounts receivable and 30% of inventory subject to a $1,000,000 cap.  The Revolving Note is subject to an early termination fee of 5% of the face amount of the Revolving Note in the first year, and 4% thereafter.  If an event of default occurs, Laurus may elect to require the Company and its subsidiaries to make a default payment in an amount equal to125% of the outstanding principal amount of the Revolving Note.

The Company’s obligations under Term Note and the Revolving Note are secured by a first lien on all assets of the Company, and Laurus may accelerate all outstanding obligations under the notes upon the occurrence and continuation of an event of default.  In addition to the notes, the Company issued to Laurus a seven-year warrant to purchase 140,000 shares of the Company’s common stock at an exercise price of $0.65 per share, subject to adjustment based on the occurrence of certain corporate events.  The Company must file a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock underlying the warrants and the common stock issuable upon conversion of the Term Note within 60 days of funding and must use its best efforts to have the registration statement declared effective within 180 days of funding.  On the closing of the Term Note and the Revolving Note, the Company issued an aggregate of 351,923 shares of common stock to Laurus for payment of fees due.

The Company considered the Term Note to be substantively modified (as defined in EITF No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”) and accounted for the transaction as an extinguishment of the prior outstanding term note and, as a result, recorded a loss on extinguishment in the amount of $298,108.  The Company deemed that the Revolving Note was not substantially modified and did not record the previous note as being extinguished.

Note E - New Accounting Pronouncements:

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

Note F - Sale of Assets:

On April 12, 2006, the Company and Unitime Systems, Inc. (“Unitime”) closed on the sale of certain of the Company’s direct sales assets to Unitime pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) between the parties. Under the terms of the Purchase Agreement, Unitime purchased certain assets associated with the Company’s direct sales business, including a copy of the source code and other intellectual property relating to the Company’s NETtime, HourTrack and GENESIS time and attendance software products, related ASP and maintenance contracts, and certain specified direct channel sales opportunities.  The sale was deemed effective as of March 31, 2006.

The sale generated cash to the Company at closing of approximately $530,000. The purchase price under the Purchase Agreement included cash payable to the Company at the closing in consideration for a copy of the source code and related intellectual property. The consideration for the ASP and maintenance contracts was determined based on multiples of the projected annualized revenues under such contracts. At closing, the Company received in cash 100% of the total consideration for the customer ASP contracts and 40% of the total consideration for the maintenance contracts.  The remaining consideration for the maintenance contracts is payable quarterly over the next 14 months. The Company will also be transitioning over additional ASP customers over the next six months, which the Cmopany will be paid for at the time of such transfers.  Additionally, for the 12-month period following the closing, Unitime is obligated to pay the Company monthly royalty payments equal to 27.5% of the revenues Unitime generates in connection with direct channel sales opportunities specified at closing.

The amount due at closing of approximately $530,000 was recorded as accounts receivable — other in the accompanying financial statements.  The full amount was received in April 2006.

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

•                  Collectibility is probable; and

•                  Vendor-specific objective evidence of fair value exists for all undelivered elements, typically maintenance and professional services.

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

Revenues from customer support services are recognized as the services are delivered.  Revenues from professional services are generally recognized based on vendor-specific objective evidence of fair value when:

•                  A non-cancelable agreement for the services has been signed or a customer’s purchase order has been received;

•                  The professional services have been delivered;

•                  The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties; and

•                  Collectibility is probable.

Vendor-specific objective evidence of fair value is based upon the price charged when these services are sold separately and are typically an hourly rate for professional services and a per-class rate for training. Based upon our experience in completing professional services, we have determined that these services are typically delivered within a 12-month period subsequent to the contract signing and therefore classifies deferred professional services as a current liability.

Our arrangements with end-user customers do not include any rights of return.  Our arrangements with reseller channel customers do include a 30 day rights of return provision on unused products.  None of our arrangements include rights to price protection, nor do arrangements with reseller channel customers include any acceptance provisions.  Our arrangements with end-user customers generally include our standard acceptance provision. Our standard acceptance provision states that the customer’s acceptance of the products shall be deemed to occur upon completion of running our standard diagnostic tests.

At the time we enter into an arrangement, we assess the probability of collection of the fee and the terms granted to the customer. For end-user customers, our typical payment terms include a deposit and balance typically due within 30 days of the invoice date, such that all payments for the software license, data collection hardware and related ancillary products, as well as services included in the original arrangement, are ordinarily due within one year of contract signing. Our payment terms for reseller channel customers are typically due within 30 days of the invoice date.

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

Results of Operations for the Three and Nine Months Ended March 31, 2006 and 2005

Revenues:

	Three Months Ended			Nine Months Ended
	March 31, 2006	March 31, 2005	Percent Change	March 31, 2006	March 31, 2005	Percent Change
Revenues	$1,723,160	$1,628,957	6%	$4,733,328	$4,523,095	5%

See “Product Sales” and “Service Revenue” below for discussion on the change.

Product Sales:

	Three Months Ended			Nine Months Ended
	March 31, 2006	March 31, 2005	Percent Change	March 31, 2006	March 31, 2005	Percent Change
Product sales	$1,256,006	$1,222,964	3%	$3,322,927	$3,304,102	1%
Product sales as a percent of total revenues	73%	75%	—	70%	73%	—

Product sales have remained relatively flat over the three and nine months ended March 31, 2006.

Service Revenue:

	Three Months Ended			Nine Months Ended
	March 31, 2006	March 31, 2005	Percent Change	March 31, 2006	March 31, 2005	Percent Change
Service revenue	$467,154	$405,993	15%	$1,410,401	$1,218,993	16%
Service revenue as a percent of total revenues	27%	25%	—	30%	27%	—

The increase in our service revenue in the current quarter and nine-month period was primarily attributable to a 60% and 56%, respectively, increase in our NETtime software service revenue over such periods.  In addition, maintenance revenue increased by 15% in the three month period and by 31% in the nine month period.

Gross Profit:

	Three Months Ended		Nine Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Product gross margin	45%	59%	49%	60%
Service gross margin	52%	51%	54%	55%
Total gross margin	47%	57%	50%	58%

The decrease in overall and product gross profit is primarily due to the accounting for a large contract with a Fortune 100 company.  The contract is for a $2,150,000 software and hardware solution requiring successful completion of a pilot program followed by completion of the remainder of the contract.  The pilot program section of the contract is for $378,000.  We are accounting for the software portion of the pilot program using the percentage of completion method for long-term contracts.  The estimated costs for development of the software exceed our revenues for the software and the Company recorded an estimated loss of approximately $177,000 for the software portion of this contract. If the revenue and costs under this contract were removed, our overall and product margins for the current quarter and nine-month period ended March 31, 2006 would be in line with our normal margins as discussed below.  We do expect to achieve a gross profit on the contract as a whole as it is fulfilled over the next year.

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

Our gross profit percentage on services revenue was relatively flat for the both periods presented.

Operating Expenses:

	Three Months Ended			Nine Months Ended
	March 31, 2006	March 31, 2005	Percent Change	March 31, 2006	March 31, 2005	Percent Change
Total costs and expenses	$1,213,629	$1,149,868	6%	$3,813,272	$3,196,259	19%
Total costs and expenses as a percent of total revenues	70%	71%	—	81%	71%	—

Sales and Marketing Expense:

	Three Months Ended			Nine Months Ended
	March 31, 2006	March 31, 2005	Percent Change	March 31, 2006	March 31, 2005	Percent Change
Sales and marketing expense	$530,413	$505,682	5%	$1,662,105	$1,431,227	16%
Sales and marketing expense as a percent of total revenues	31%	31%	—	35%	32%	—

The increase in sales and marketing expenses in the current quarter and nine-month period is primarily attributable to higher labor and employee acquisition costs as we have increased our sales staff.

Research and Development Expense:

	Three Months Ended			Nine Months Ended
	March 31, 2006	March 31, 2005	Percent Change	March 31, 2006	March 31, 2005	Percent Change
Research and development expense	$383,600	$369,660	4%	$1,130,750	$995,378	14%
Research and development expense as a percent of total revenues	22%	23%	—	24%	22%	—

The increase in research and development expenses is primarily attributable to labor and other costs associated with the development of our new data collection terminal and enhancement of our software offerings.

General and Administrative Expense:

	Three Months Ended			Nine Months Ended
	March 31, 2006	March 31, 2005	Percent Change	March 31, 2006	March 31, 2005	Percent Change
General and administrative expense	$299,616	$274,526	9%	$1,020,417	$769,654	33%
General and administrative expense as a percent of total revenues	17%	17%	—	22%	17%	—

The increase in general and administrative expenses is primarily due to $5,000 in costs in the current quarter and $84,000 in costs in the current nine month period as a result of the adoption of

FASB Statement No. 123(R) in the first quarter of fiscal 2006.  We also incurred approximately $60,000 in expenses associated with the preparation and filing of a registration statement in the nine month period.

Other Expense:

	Three Months Ended			Nine Months Ended
	March 31, 2006	March 31, 2005	Percent Change	March 31, 2006	March 31, 2005	Percent Change
Other expense	$56,079	$80,162	(30)%	$327,325	$234,105	40%
Other expense as a percent of total revenues	3%	5%	—	7%	5%	—

Other income (expense) consists primarily of interest expense.  The increase in other expense is primarily due to an increase of approximately $103,000 and $232,000, respectively, in interest expense for the current quarter and nine month period.  Interest expense has increased because we are carrying over $975,000 in additional debt since June 2005. Also included in other income is a gain on sale of assets of $425,848 as discussed in Note F of the accompanying financial statements.

We recorded a loss on extinguishment of debt in the amount of $298,000 in the current quarter as a result of a restructuring of debt in January of this year as discussed in Note D of the accompanying financial statements.

Liquidity and Capital Resources

Cash Flow Highlights:

	Nine Months Ended March 31,		Percentage
	2006	2005	Change

Net cash from operations	$(1,269,733)	$(351,626)	(261)%

Purchase of property and equipment	$(187,053)	$(240,649)	22%
Repayment of debt	$(1,209,111)	$(841,376)	(44)%

Proceeds from debt	$2,500,000	$—	n/a
Net change is cash	$(694,725)	$(1,433,290)	(51)%
Cash at end of period	$666,992	$625,639	7%

At March 31, 2006, we had working capital of $664,505, compared to working capital of $851,916 at June 30, 2005.  Cash and cash equivalents at those dates amounted to $666,992 and $1,361,717, respectively.  We have funded our operations for the past six years primarily through a combination of sales of equity securities and debt financing.

Operations.  The net cash used from operations in the current period was primarily attributable to the net loss of $1,761,850.  Included in the net loss was a total of $457,618 of non-cash charges.  Also contributing to the net cash used were increases in accounts receivable of $281,584 and inventory of $286,543.  Net cash used during this period was partially offset by increases in accounts payable of $128,623 and accrued liabilities of $288,520.

Investment Activities. Our use of cash for property and equipment includes investments in information systems and infrastructure to support expanding operations.

On April 12, 2006, the Company and Unitime Systems, Inc. (“Unitime”) closed on the sale of certain of the Company’s direct sales assets to Unitime pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) between the parties. Under the terms of the Purchase Agreement, Unitime purchased certain assets associated with the Company’s direct sales business, including a copy of the source code and other intellectual property relating to the Company’s NETtime, HourTrack and GENESIS time and attendance software products, related ASP and maintenance contracts, and certain specified direct channel sales opportunities.  The sale was deemed effective as of March 31, 2006.

The sale generated cash to the Company at closing of approximately $530,000. The purchase price under the Purchase Agreement included cash payable to the Company at the closing in consideration for a copy of the source code and related intellectual property. The consideration for the ASP and maintenance contracts was determined based on multiples of the projected annualized revenues under such contracts. At closing, the Company received in cash 100% of the total consideration for the customer ASP contracts and 40% of the total consideration for the maintenance contracts.  The remaining consideration for the maintenance contracts is payable quarterly over the next 14 months. The Company will also be transitioning over additional ASP customers over the next six months, which the Cmopany will be paid for at the time of such transfers.  Additionally, for the 12-month period following the closing, Unitime is obligated to pay the Company monthly royalty payments equal to 27.5% of the revenues Unitime generates in connection with direct channel sales opportunities specified at closing.

The amount due at closing of approximately $530,000 was recorded as accounts receivable — other in the accompanying financial statements.  The full amount was received in April 2006.

Financing Activities  Our repayment of debt in the current period increased from the prior year period as we paid off the balance on a term note.  Further information regarding this can be found in footnote D in the accompanying financial statements.

Our liquidity is affected by many factors, some based on the normal ongoing operations of our business and others related to the uncertainties of the time and attendance industry and global economies.  Although our cash requirements will continue to fluctuate based on the timing and extent of these factors, we believe that our current cash reserves, cash generated from operations, cash received from our asset sale (see “Investment Activities” above), recent financings, and our borrowing capacity under our two credit facilities, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next 12 months.  The ability to raise additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for our products and services.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations and may experience defaults under certain of its contractual agreements, including our credit facilities and lease agreements for our corporate headquarters.  Our lease agreements are subject to termination in the event of a default.  Certain of the parties to these agreements could take legal action against the Company to collect amounts owed to them.  Accordingly, the Company’s financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company’s operations.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)               The following exhibits are filed herewith pursuant to Regulation S-B.

10.1	Asset Purchase Agreement, dated April 12, 2006 between Time America, Inc. and Unitime Systems, Inc.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME AMERICA, INC.

Dated: May 15, 2006
	By	/s/ Craig J. Smith
Craig J. Smith
Chief Financial Officer
(Principal Accounting Officer)