Form 10QSB/A
period 2006-03-31
TIME AMERICA INC
filed 2006-07-31
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Amendment No. 1)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On July 27, 2006, the issuer had outstanding 15,004,404] shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes ☐    No ☒

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 for the purpose of amending the Consolidated Statements of Cash Flows presented in such quarterly report to correct certain errors in the report. The amendment relates to the accounting for the sale of certain assets to Unitime Systems, Inc. effective March 31, 2006, and affects the following line items in such Statements of Cash Flow:  Accounts receivable-other; Net cash provided (used) by operating activities; Net cash used by investing activities; and Gain on sale of assets. We have also updated Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to give effect to the amendment. In addition, we have amended Item 6 of Part II to reflect the filing of updated certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and we have filed certifications pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Other than the changes regarding the restatement and related disclosures, no other information in this Amendment No. 1 has been updated to reflect any subsequent information or events since the original filing of this Form 10-Q on May 10, 2006.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

TIME AMERICA, INC. AND SUBSIDIARIES

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

TIME AMERICA, INC. AND SUBSIDIARIES

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

TIME AMERCIA, INC. AND SUBSIDIARIES

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

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	March 31,
	2006	2005
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net loss	$(1,761,850)	$(794,259)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	90,605	64,347
Share based compensation expense	113,730	—
Common stock, stock options and warrants issued for services	213,104	15,500
Induced conversion of debt charge	40,179	—
Changes in Assets and Liabilities:
Accounts receivable-trade	(281,584)	(271,444)
Accounts receivable-other	(530,428)	—
Inventory	(286,543)	(83,501)
Prepaid expenses and other current assets	(15,900)	72,452
Other assets	72,180	84,079
Accounts payable	128,623	(52,859)
Accrued liabilities	288,520	150,444
Deferred revenue	129,203	463,615
Net cash provided (used) by operating activities	(1,800,161)	(351,626)

Cash flows from investing activities:
Purchase of property and equipment	(187,053)	(240,649)
Net cash used by investing activities	(187,053)	(240,649)

Cash flows from financing activities:
Repayment of debt	(1,209,111)	(841,376)
Proceeds from exercise of options and warrants	1,600	361
Proceeds from debt	2,500,000	—
Net cash provided (used) by financing activities	1,292,489	(841,015)

Net change in cash and cash equivalents	(694,725)	(1,433,290)

Cash and cash equivalents at beginning of period	1,361,717	2,058,929

Cash and cash equivalents at end of period	$666,992	$625,639

Supplemental disclosure of cash flow information:
Interest paid	$201,254	$148,492
Income taxes paid	$—	$—

Noncash investing and financing activities:
Conversion of debt to equity	$250,000	$—
Gain on sale of assets	$425,848	$—

See Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note A - Basis of Presentation and Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Time America, Inc. and subsidiaries (“Time America” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine month period ended March 31, 2006, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

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

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share–Based Payment,” using the modified prospective-transition method. Under this transition method, compensation expense recognized for the nine months ended March 31 of fiscal year 2006 includes:  (a) compensation expense for all share-based payments granted prior to, but not yet vested as of June 30, 2005 based on the grant date fair value estimated and (b) compensation expense for all share-based payments granted subsequent to June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R). Results for prior periods have not been restated. The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.

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

Note F – Sale of Assets:

Effective March 31, 2006, the Company sold certain of the Company’s direct sales assets to Unitime Systems, Inc. (“Unitime”) pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) between the parties. Under the terms of the Purchase Agreement, Unitime purchased certain assets associated with the Company’s direct sales business, including a copy of the source code and other intellectual property relating to the Company’s NETtime, HourTrack and GENESIS time and attendance software products, related ASP and maintenance contracts, and certain specified direct channel sales opportunities. The Purchase Agreement was executed on April 12, 2006.

The sale generated cash to the Company on April 12, 2006 of approximately $530,000. The purchase price under the Purchase Agreement included cash payable to the Company at the closing in consideration for a copy of the source code and related intellectual property. The consideration for the ASP and maintenance contracts was determined based on multiples of the projected annualized revenues under such contracts. At closing, the Company received in cash 100% of the total consideration for the customer ASP contracts and 40% of the total consideration for the maintenance contracts. The remaining consideration for the maintenance contracts is payable quarterly over the next 14 months. The Company will also be transitioning over additional ASP customers over the next six months, which the Company will be paid for at the time of such transfers. Additionally, for the 12-month period following the closing, Unitime is obligated to pay the Company monthly royalty payments equal to 27.5% of the revenues Unitime generates in connection with direct channel sales opportunities specified at closing.

The amount due from the sale of approximately $530,000 was recorded as accounts receivable – other in the accompanying financial statements. The full amount was received in April 2006.

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

Liquidity and Capital Resources

Cash Flow Highlights:

	Nine Months Ended March 31,		Percentage
	2006	2005	Change

Net cash from operations	(1,800,161)	$(351,626)	(412)%

Purchase of property and equipment	$(187,053)	$(240,649)	22%
Repayment of debt	$(1,209,111)	$(841,376)	(44)%

Proceeds from debt	$2,500,000	$—	n/a
Net change is cash	$(694,725)	$(1,433,290)	(52)%
Cash at end of period	$666,992	$625,639	7%

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

Also contributing to the net cash used was an increase in accounts receivable-other. Effective March 31, 2006, the Company sold certain of the Company’s direct sales assets to Unitime Systems, Inc. (“Unitime”) pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) between the parties. Under the terms of the Purchase Agreement, Unitime purchased certain assets associated with the Company’s direct sales business, including a copy of the source code and other intellectual property relating to the Company’s NETtime, HourTrack and GENESIS time and attendance software products, related ASP and maintenance contracts, and certain specified direct channel sales opportunities. The Purchase Agreement was executed on April 12, 2006.

The sale generated cash to the Company on April 12, 2006 of approximately $530,000. The purchase price under the Purchase Agreement included cash payable to the Company at the closing in consideration for a copy of the source code and related intellectual property. The consideration for the ASP and maintenance contracts was determined based on multiples of the projected annualized revenues under such contracts. At closing, the Company received in cash 100% of the total consideration for the customer ASP contracts and 40% of the total consideration for the maintenance contracts. The remaining consideration for the maintenance contracts is payable quarterly over the next 14 months. The Company will also be transitioning over additional ASP customers over the next six months, which the Company will be paid for at the time of such transfers. Additionally, for the 12-month period following the closing, Unitime is obligated to pay the Company monthly royalty payments equal to 27.5% of the revenues Unitime generates in connection with direct channel sales opportunities specified at closing.

The amount due from the sale of approximately $530,000 was recorded as accounts receivable – other in the accompanying financial statements. The full amount was received in April 2006.

Investment Activities. Our use of cash for property and equipment includes investments in information systems and infrastructure to support expanding operations.

Financing Activities. Our repayment of debt in the current period increased from the prior year period as we paid off the balance on a term note. Further information regarding this can be found in footnote D in the accompanying financial statements.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)                                  The following exhibits are filed herewith pursuant to Regulation S-B.

10.1	Asset Purchase Agreement, dated April 12, 2006 between Time America, Inc. and Unitime Systems, Inc. (Previously Filed)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME AMERICA, INC.

Dated: July 28, 2006
	By	/s/ Craig J. Smith
Craig J. Smith
Chief Financial Officer
(Principal Accounting Officer)