Form 10KSB
period 2006-06-30
TIME AMERICA INC
filed 2006-09-28
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2006

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

The issuer’s revenues for the fiscal year ended June 30, 2006 were $6,716,150.

The aggregate market value of the voting stock and non-voting common equity (based on the closing price on that date) held by non-affiliates of the registrant as of September 26, 2006 was approximately $2,385,000.

At September 23, 2006, the issuer had outstanding 15,004,404 shares of Common Stock, par value $.005 per share.

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

•                                          October 20, 2005—On this date we formed a subsidiary, NetEdge Devices, LLC, an Arizona limited liability company, to manufacture and distribute a new line of advanced data collection devices that track and display critical labor information across a variety of industries.

We market our products to companies in the U.S. and abroad through our Business Alliance and Reseller Program.

Time America, Inc. is a holding corporation.  Our operations are conducted through our wholly-owned subsidiaries, one of which is also named Time America, Inc.  Our other subsidiary is NetEdge Devices, LLC.  Unless the context indicates otherwise, references to the Company in this report shall include both Time America (the parent company organized in Nevada), Time America (our wholly-owned subsidiary organized in Arizona) and NetEdge Devices LLC.

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

Software Solutions

We currently have a suite of seven different software solutions to meet the needs of a wide variety of clients.  Features that are common to our software solutions include:

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

Our suite of software products includes the following:

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

With NETtime’s flexibility and scalability the product is used in all the market segments the Company sells in.  We believe that web-based software and the hosted model will continue to gain acceptance in the marketplace and, because of this belief we consider NETtime vital to our future.

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

Data Collection Products

In November 2005, we formed a subsidiary, NetEdge Devices, LLC, an Arizona limited liability company, to manufacture and distribute a new line of advanced data collection devices that track and display critical labor information across a variety of industries.  NetEdge Devices, which is headquartered in Scottsdale, Arizona, offers the TA7000 family of data collection devices as a private label solution to software application development companies, systems integration providers and value-added resellers.  The TA7000 device tracks time and attendance information, and can easily be integrated into a company’s existing human resources system, including payroll.  The device can also integrate with other corporate systems, such as employee self services, enterprise resource planning, manufacturing resource planning and security and access control.  The TA7000 family of products is manufactured and offered through our subsidiary, NetEdge Devices.

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

•                                          Fingerprint Terminals – Our fingerprint terminal uses one-to-one and one-to-many technology to verify the user’s identity.  The use of fingerprint technology eliminates losses due to buddy-punching (the practice of one employee clocking in or out for another employee).

•                                          HandPunch Biometric Terminals – Our devices analyze the biometric measurements of a user’s hand to verify their identity.  Instead of using a badge, an employee clocks in and out by placing his or her hand onto the scanner and awaiting verification.  This terminal eliminates losses due to buddy-punching.

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

•                                          PC Time Clock – PC Time Clock allows employees to clock in and out on a Windows-based computer.  This device is generally beneficial in office environments where employees each have access to their own desktop computer.

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

Marketing and Sales

We market and sell our products to the small, medium and select enterprise markets in the United States and foreign countries through our Reseller Program and our Business Alliance Program.  As discussed more fully below, we sold certain of our direct sales assets in March 2006 and now have limited direct sales operations.  We believe the market for time and labor management products consist of the following three business segments:

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

Direct Sales

Effective March 31, 2006, we closed on the sale of certain of our direct sales assets to a third party pursuant to an Asset Purchase Agreement.  Under the terms of the agreement, certain assets that were associated with our direct sales business were sold, including a copy of the source code and other intellectual property relating to our NETtime, HourTrack and GENESIS time and attendance software products, related ASP and maintenance contracts, and certain specified direct channel sales opportunities.  Prior to this sale, we employed five direct sales account managers responsible for designated geographic regions.  The primary markets for our direct sales were the upper mid-sized and enterprise markets. Generally, this is a horizontal market (i.e., the products are able to meet the needs of more than one industry), however, there tends to be higher concentrations of solution adopters in retail, financial institutions, manufacturing and service industries, and in the public and private sectors.  City, state and local governments are also adopters of our solutions.

Subsequent to the March 31, 2006 asset sale, we only sell directly to a few select accounts.  Our direct sales group also sells to companies that are referred to us through a member company in our Business Alliance Program.

Reseller Program

Our Reseller Program is comprised of a network of approximately 250 value added resellers located throughout the United States and in certain foreign countries.  These resellers market our products along with their complementary product and service offerings and typically sell to the small and medium markets.

Business Alliance Program

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

Growth Strategy

We have a long history of providing high quality time and labor management products to our targeted markets. Our goal is to maintain and strengthen our market position. We intend to pursue the following growth strategies to attain this goal:

•                                          Expand Business Alliance Program.  We plan to continue to add partners to our business alliance program.

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

Backlog

We believe that the dollar amount of our backlog is not material to an understanding of our business since substantially all of our product revenues in each quarter result from orders received in that quarter. As of June 30, 2006, we had no backlog.

Manufacturing and Sources of Supply

The duplication of our software products is performed internally.  The printing of documentation is primarily outsourced to suppliers.  In July 2005, we began producing our own data collection hardware device, which we had previously purchased from suppliers.  The majority of the assembly of the printed circuit boards used in our data collection terminals is completed by approved suppliers.  All final assembly and testing of our data collection terminals is completed at our Scottsdale, Arizona facility.

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

Product Development

Our product development efforts are focused on enhancing and increasing the performance of our existing products and developing new products. During fiscal 2006 and 2005, research and development expenses were $1,496,686 and $1,405,477, respectively.  The increase in research and development expenses in fiscal 2006 is attributable to increased payroll expense and contract labor expenses attributable to the development of our new hardware device.  We intend to continue to commit resources to enhance and extend our product lines and develop interfaces to third party products and expect to fund such efforts with our cash flow from our operations and borrowings under our existing credit facilities.  Although we are continually seeking to further enhance our product offerings and to develop new products, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that our competitors will not develop and market products that are superior to our products or achieve greater market acceptance.  We also depend upon the reliability and viability of a variety of software development tools owned by third parties to develop our products. If these tools prove inadequate or are not properly supported, our ability to release competitive products in a timely manner could be materially adversely impacted.

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

We compete primarily on the basis of price/performance, quality, reliability and customer service.  In the time and attendance market, we compete against firms that sell automated time and attendance products to many industries, firms that focus on specific industries, and firms selling related products, such as payroll processing, human resources management, or ERP systems.  Many of our competitors may be able to adapt more quickly to new or emerging technologies or to devote greater financial and other resources to the promotion and sale of their products. Some of our competitors have significantly greater financial, technical and sales and marketing resources than we have, as well as more experience in delivering time and attendance solutions.  Our major competitor, Kronos Corporation, is substantially larger and has access to significantly greater financial resources than we do.  Competitive market conditions could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of June 30, 2006, we employed 41 individuals.  None of our employees are represented by a union or other collective bargaining agreement, and we consider our relations with our employees to be good.  We have encountered competition for experienced technical personnel for product development, technical support and sales and expect such competition to continue in the future.  Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect our ability to produce, support and sell our products in a timely manner.

Item 2. Description of Property.

Our executive offices are located in Scottsdale, Arizona and consist of approximately 13,000 square feet under a lease that expires in April 2010.  Our annual rental expense for this facility, and our previous facility, in fiscal 2006 was approximately $320,000.

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

	High	Low
FISCAL YEAR ENDED: June 30, 2004
First Quarter	$1.00	$0.35
Second Quarter	1.50	0.77
Third Quarter	1.45	1.05
Fourth Quarter	1.20	0.85

FISCAL YEAR ENDED: June 30, 2005
First Quarter	$0.91	$0.51
Second Quarter	1.00	0.51
Third Quarter	1.00	0.55
Fourth Quarter	0.75	0.51

FISCAL YEAR ENDED: June 30, 2006
First Quarter	$0.75	$0.51
Second Quarter	0.72	0.55
Third Quarter	0.63	0.45
Fourth Quarter	0.55	0.36

Holders

As of September 25, 2006, there were approximately 260 holders of record of our common stock.  We believe there were approximately 900 beneficial owners as of such date.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings for use in our business.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2006.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by securityholders	497,985	(1)	$2.95	102,015	(2)
Equity compensation plans not approved by securityholders	3,456,946	(3)	$0.69	—
TOTAL	3,954,931		$0.98	102,015

(1)          Represents shares of common stock that may be issued pursuant to outstanding options granted under our 1999 Equity Compensation Plan.

(2)          Represents shares of common stock that may be issued pursuant to options available for future grant under our 1999 Equity Compensation Plan.

(3)          Represents (a) an aggregate of 2,165,490 shares of common stock underlying non-statutory stock options approved by the Company’s board of directors and granted to directors and employees of the Company (the “Options”).  The options have vesting schedules ranging from immediate vesting to four year vesting and have an exercise price equal to the closing bid price of the common stock on the date of grant and a ten year term; and (b) an aggregate of 1,291,456 shares of common stock purchasable upon exercise of warrants issued to various parties in connection with debt and equity offerings and for services rendered by contractors.  See Note No. 7 to our Consolidated Financial Statements for a detailed description of the terms of these warrants.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us since January 1, 2002 which were not registered under the Securities Act.

In March 2003, we issued 47,797 shares of our common stock to certain resellers of our products pursuant to an incentive sales program.  The program established the grant of common stock based on the achievement of certain sales levels during the period September 1, 2002 to December 31, 2002.  We did not receive any funds in consideration for the issuance of the common stock.  We issued these shares in a transaction exempt from registration under Section 4(2) of the Securities Act.

In August 2003, we completed a private placement of 1,303,000 shares of common stock at a price of $0.42 per share.  We received net proceeds of $519,897 and used those funds primarily for additional sales and engineering resources.  We issued these shares in a transaction exempt from registration under Section 4(2) of the Securities Act.

In November 2003, we completed a private placement of 1,433,999 shares of common stock at a price of $0.75 per share.  We received net proceeds of $967,950 and used those funds primarily for additional sales and engineering resources.  We issued these shares in a transaction exempt from registration under Section 4(2) of the Securities Act.

In November 2003, we issued 143,400 warrants to brokers in connection with a private placement of our common stock.  The exercise price of the warrants is $0.90 per share and is exercisable through November 2006.  We issued these warrants in a transaction exempt from registration under Section 4(2) of the Securities Act.

In March 2004, we consummated a private placement pursuant to which we issued a $2,000,000 principal amount secured convertible term note due March 22, 2007, together with a common stock purchase warrant entitling the holder to purchase 280,000 shares of common stock.  The note and the warrant were sold to a single “accredited investor”, as such term is defined in the rules promulgated under the Securities Act, Laurus Master Fund, Ltd., for a purchase price of $2,000,000.  The principal and unpaid interest on the note are convertible into shares of our common stock at an original fixed conversion price of $1.17 per share, which was based on the weighted average price of our common stock for the twenty trading days immediately prior to the issuance of the note.  Such conversion price is subject to anti-dilution adjustments based on the occurrence of certain corporate events.  The note provides for monthly payments of interest at the prime rate, which is subject to reduction if the market price of our common stock exceeds certain designated thresholds.  Under the terms of the note, if the average price of the stock for the five trading days preceding a scheduled payment is 10% greater than the fixed conversion price, the scheduled payment is paid by the conversion of common stock. If the scheduled payment is not made with common stock, the payment is made with cash.  In June 2005, we amended the conversion price of the note. The conversion price on the first $300,000 of the note was reduced to $0.50 per share and the conversion price on the remainder of the note was reduced to $0.65 per share.  The warrant entitles the holder thereof to purchase, at any time through March 22, 2011, 200,000 shares of our common stock at a price of $1.29 per share; 40,000 shares of our common stock at a price of $1.35 per share; and 40,000 shares of our common stock at a price of $1.40 per share.  We issued the note and the warrant in a transaction exempt from registration under Section 4(2) of the Securities Act.

The private placement of the note and the warrant with Laurus in March 2004 was facilitated by The Oberon Group, LLC (Oberon) in consideration for which Oberon was paid an advisory fee of $150,000, and granted a warrant to purchase, at any time through March 22, 2007, 136,364 shares of our common stock at a per share price of $1.10.  We issued the warrant in a transaction exempt from registration under Section 4(2) of the Securities Act.

In April 2004, the Company entered into a subordinated note agreement with a shareholder and existing debt holder.  Under the terms of the agreement, an existing term note was refinanced as a five year term note with monthly principal and interest payments at 15%.  In consideration for agreeing to subordinate repayment of the note to the Laurus note, we issued 25,000 shares of restricted common stock to the holder of the subordinated note.  We issued these shares in a transaction exempt from registration under Section 4(2) of the Securities Act.

In June 2005, we entered into a security agreement with Laurus that provided that we may borrow from time to time revolving loans up to $1,500,000 subject to a borrowing base calculation based on our eligible accounts receivable.  Borrowings under the revolving facility, evidenced by notes, accrue interest at the prime rate payable monthly. Pursuant to the terms of the Agreement, Laurus shall have the right at any time until the maturity date, or during an event of default, to convert all or any portion of the outstanding notes into fully paid restricted shares of our common stock at a fixed conversion price of $0.65.  The principal amount of all outstanding loans together with any accrued and unpaid interest is due as of June 23, 2008.  We also issued Laurus a common stock purchase warrant entitling the holder to purchase 210,000 shares of common stock, at any time through June 23, 2012, as follows:  150,000 shares of at a price of $0.72 per share; 30,000 shares at a price of $0.75 per share; and 30,000 shares at a price of $0.78 per share.  We issued the notes and the warrant in a transaction exempt from registration under Section 4(2) of the Securities Act.

The private placement of the credit facility and the warrant with Laurus in June 2005 was facilitated by Oberon in consideration for which we agreed to pay Oberon an advisory fee of $112,500, and granted Oberon a warrant to purchase, at any time through June 23, 2008, 173,077 shares of the Company’s common stock at a per share price of $0.65.  In January 2006, Oberon agreed to accept one-half of its advisory fee, or $56,250, in shares of our common stock, at a per share price determined by the average price at which our common stock trades in the five days following the date on which this registration statement is declared effective.  We issued the warrant, and will issue the shares, in transactions exempt from registration under Section 4(2) of the Securities Act.

In January 2006, we entered into a security and purchase agreement with Laurus to refinance our obligations to Laurus under our prior arrangements, and to obtain an additional $1 million in new financing.  Under the terms of the agreement, we issued a $2 million convertible term note and a $1.5 million non-convertible revolving note.  The term note was fully drawn, with $1,058,310 of the proceeds of the term note used to repay in full the March 22, 2004 Laurus note. Under the revolving facility, we may borrow from time to time revolving loans up to $1,500,000 subject to a borrowing base calculation based on our eligible accounts receivable and eligible inventory.  Borrowings under the notes accrue interest at the prime rate plus 2%, with a 7.25% minimum interest rate, payable monthly.  Pursuant to the terms of the agreement, Laurus has the right to convert all or any portion of the outstanding term note into fully paid restricted shares of the Company’s common stock at a fixed conversion price of $0.65 if the average market price of such stock for the five (5) days preceding the payment is 10% above the initial fixed conversion price of $0.65 per share.  The revolving note matures on January 3, 2008 and the term note matures on January 3, 2009.  We also issued to Laurus a common stock purchase warrant entitling the holder to purchase 140,000 shares of common stock, at any time through

January 3, 2013, at a price of $0.65 per share.  We issued the notes and the warrant in a transaction exempt from registration under Section 4(2) of the Securities Act.

The private placement of the notes and the warrant with Laurus in January 2006 was facilitated by Oberon in consideration for which we agreed to pay Oberon an advisory fee of $70,627, payable in shares of our common stock, at a per share price determined by the average price at which our common stock trades in the five days following the date on which this registration statement is declared effective.  We also granted Oberon a warrant to purchase, at any time through January 3, 2009, 108,657 shares of our common stock at a per share price of $0.65.  We issued the warrant, and will issue the shares, in transactions exempt from registration under Section 4(2) of the Securities Act.

No underwriters were involved in the foregoing sales of securities.  The securities described in the foregoing paragraphs were issued in reliance upon the exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering.  The purchasers of our securities represented to us in connection with their purchase that they were accredited investors and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time.  The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to an effective registration statement or an available exemption from such registration requirement.  We did not engage in any general solicitation or advertising in connection with the sales.  Unless otherwise indicated, the proceeds from the private offering were used for general working capital needs.

Item 6.  Management’s Discussion and Analysis Or Plan Of Operation.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for the periods presented.  The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.

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

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included herein.  We believe our most critical accounting policies are revenue recognition, software development costs and the allowance for potentially uncollectible accounts receivable. This listing is not a comprehensive list of all of our accounting policies.  Please refer to Note 1 in the notes to our consolidated financial statements incorporated by reference herein for further information.

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

Revenues from customer support services are recognized as the services are delivered.  Revenues from professional services are generally recognized based on vendor specific objective evidence of fair value when:

•                  A non-cancelable agreement for the services has been signed or a customer’s purchase order has been received;

•                  The professional services have been delivered;

•                  The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties; and

•                  Collectibility is probable.

Vendor specific objective evidence of fair value is based upon the price charged when these services are sold separately and are typically an hourly rate for professional services and a per-class rate for training. Based upon our experience in completing professional services, we have determined that these services are typically delivered within a 12-month period subsequent to the contract signing and therefore classify deferred professional services as a current liability.

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

We capitalize software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility of the product.  The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in software and hardware technology.  Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a product-by-product basis using straight-line amortization with useful lives of five years or, if less, the remaining estimated economic life of the product.  Amounts related to internal software development that could be capitalized under this statement were deemed immaterial for the years ended June 30, 2006 and 2005.

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

Results of Operations

SELECTED FINANCIAL INFORMATION

	Fiscal Years Ended June 30,
	2006	2005	2004

Total Revenues	$6,716,150	$6,082,238	$4,837,121
Costs of Revenues	3,255,645	2,575,742	2,123,704
Gross Profit	3,460,505	3,506,496	2,713,417
Sales and Marketing Expense	2,133,116	2,012,813	1,903,044
Research and Development Expense	1,496,686	1,405,477	890,093
General and Administrative Expense	1,373,055	1,785,779	922,495
Other Expense	403,383	322,821	148,228
Net Loss	(1,945,735)	(2,020,394)	(1,150,443)
Basic Loss per Share	(0.13)	(0.15)	(0.09)

Revenues:

		% Change		% Change
	Fiscal 2006	2006 to 2005	Fiscal 2005	2005 to 2004	Fiscal 2004

Revenues	6,716,150	10%	$6,082,238	26%	$4,837,121

See “Product Sales” and “Service Revenue” below for discussion on the change.

Product Sales:

		% Change		% Change
	Fiscal 2006	2006 to 2005	Fiscal 2005	2005 to 2004	Fiscal 2004

Product sales	4,802,715	9%	$4,421,647	20%	$3,686,428
Product sales as a percent of total revenues	72%	—	73%	—	76%

Product revenues increased in fiscal years 2006 and 2005 as a result of an increase in customer demand for our products in each fiscal period.  The increase in the amount of product sales was accomplished through an increase in sales volume as our pricing has remained relatively flat over the last two fiscal years.

The decline in product sales as a percent of total revenues is principally due to our increased focus on selling more services with each product sale.  We believe that increasing the level of services in each sale leads to a better overall solution for our customers.

Service Revenue:

		% Change		% Change
	Fiscal 2006	2006 to 2005	Fiscal 2005	2005 to 2004	Fiscal 2004

Service Revenue	$1,913,435	15%	$1,660,591	44%	$1,150,693
Service revenue as a percent of total revenues	28%	—	27%	—	24%

The increase in service revenue in fiscal 2006 and 2005 was primarily attributable to the increase in product sales during these periods, as services are generally sold in conjunction with product sales.  As discussed above, we have focused on selling more services with each product sale.  In addition, our hosted NETtime service revenue increased by 53% and 84%, respectively, in fiscal 2006 and 2005 as this product has continued to gain acceptance in the marketplace.

Gross Profit:

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Product gross margin	50%	59%	58%

Service gross margin	56%	53%	49%

Total gross margin	52%	58%	56%

The decrease in overall and product gross profit is primarily due to a loss on the software portion of a $2,150,000 software and hardware contract with a Fortune 100 company.  The costs for development of the software exceed our revenues for the software by approximately $177,000.  If the revenue and costs under this contract were removed, our overall product margins for the current year would be in line with our normal margins as discussed below.  Notwithstanding the foregoing, we do expect to achieve a gross profit on the contract as a whole as it is fulfilled over the next year.

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

Total Expenses:

		% Change		% Change
	Fiscal 2006	2006 to 2005	Fiscal 2005	2005 to 2004	Fiscal 2004

Total costs and expenses	5,002,857	(4)%	$5,204,069	40%	$3,715,632
Total costs and expenses as a percent of total revenues	75%	—	86%	—	77%

See the below discussion for details on the changes within the expense categories.

Sales and Marketing Expense:

		% Change		% Change
	Fiscal 2006	2006 to 2005	Fiscal 2005	2005 to 2004	Fiscal 2004

Sales and marketing expense	$2,133,116	6%	$2,012,813	6%	$1,903,044
Sales and marketing expense as a percent of total revenues	32%	—	33%	—	39%

Sales and marketing expenses increased by 6% from fiscal 2005 to 2006, with the percent of revenue figure decreasing by 1% as revenues increased by 10% over the prior year.  We experienced an increase of approximately $230,000 in payroll and commission expenses in fiscal 2006, which were offset by an approximate decrease of $155,000 in marketing programs.  These marketing programs consisted of trade shows, advertising and lead generation programs.

Sales and marketing expenses increased by 6% from fiscal 2004 to 2005, with the percent of revenue figure decreasing by 6% as revenues increased by 26% over the prior year.  We experienced a decrease of approximately $95,000 in payroll and commission expenses in fiscal 2005, which were offset by an approximate increase of $160,000 in marketing programs implemented to expand market awareness of our products in fiscal 2005.

Research and Development Expense:

		% Change		% Change
	Fiscal 2006	2006 to 2005	Fiscal 2005	2005 to 2004	Fiscal 2004

Research and development expense	$1,496,686	6%	$1,405,477	58%	$890,093
Research and development expense as a percent of total revenues	22%	—	23%	—	18%

The increase in research and development expenses from fiscal 2005 to 2006 is primarily due to increases of approximately $133,000 in payroll expense.  The increase in research and development expenses from fiscal 2004 to 2005 is primarily due to increases of approximately $250,000 in payroll expense and contract labor and $165,000 in development costs attributable to our new hardware device.  We have increased our payroll and contract labor over the last two years in order to make significant improvements to our software products and develop our own proprietary hardware device.  We are also devoting resources for a significant contract for a customized solution for a Fortune 100 company.

General and Administrative Expense:

		% Change		% Change
	Fiscal 2006	2006 to 2005	Fiscal 2005	2005 to 2004	Fiscal 2004

General and administrative expense	$1,373,055	(23%)	$1,785,779	94%	$922,495
General and administrative expense as a percent of total revenues	20%	—	29%	—	19%

The decrease in general and administrative expenses from fiscal 2005 to fiscal 2006 is primarily attributable to an expense of $729,500 associated with the induced conversion on a convertible debt instrument in 2005, as discussed below.  In the current year payroll costs increased by approximately $113,000 over the prior year and we incurred approximately $87,000 in general and administrative costs in the current year as a result of the adoption of FASB Statement No. 123(R) at the beginning of fiscal 2006.  We also incurred approximately $60,000 in expenses associated with the preparation and filing of a registration statement in the current year.

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

Other Expense:

		% Change		% Change
	Fiscal 2006	2006 to 2005	Fiscal 2005	2005 to 2004	Fiscal 2004

Other Expense	$403,383	25%	$322,821	118%	$148,228
Other expense as a percent of total revenues	6%		5%	—	3%

Other income (expense) consists primarily of interest expense.  The increase in other expense is primarily due to an increase of approximately $330,000 in interest expense for the current year.  Interest expense has increased because we are carrying over $1,050,000 in additional debt since June 2005.  Also included in other income in 2006 is a gain on sale of assets of approximately $510,000 as discussed in the notes of the accompanying consolidated financial statements.

We recorded a loss on extinguishment of debt in the amount of $298,000 in the current year as a result of a restructuring of debt in January of this year as discussed in the notes to the accompanying consolidated financial statements.

Liquidity and Capital Resources

Cash Flow Highlights:

		% Change		% Change
	Fiscal 2006	2006 to 2005	Fiscal 2005	2005 to 2004	Fiscal 2004
Net cash from operations	$(2,300,699)	(150)%	$(918,819)	50%	$(1,843,648)
Purchase of property and equipment	$(256,475)	2%	$(262,673)	(74)%	$(147,751)
Cash from sale of assets	$530,428	n/a	$—	n/a	$—
Proceeds from debt	$2,650,797	77%	$1,500,000	(40)%	$2,500,000
Repayment of debt	$(1,372,239)	(35)%	$(1,016,156)	(478)%	$(175,613)
Proceeds from stock and exercise of options and warrants	$1,675	284%	$436	(100)%	$1,492,288
Net change is cash	$(746,513)	(7)%	$(697,212)	(138)%	$1,813,134
Cash at end of year	$615,204	(55)%	$1,361,717	(34)%	$2,058,929

As of June 30, 2006, we had a working capital deficit of $580,808, as compared to working capital of $851,916 at June 30, 2005.

Operations.  The net cash used from operations in fiscal 2006 was primarily attributable to the net loss of $1,945,735.  Also contributing to the net cash used were increases in accounts receivable of $810,152 and inventory of $175,440.  Net cash used during this period was partially offset by an increase in accounts payable of $265,227.

Investment Activities.  Our use of cash for property and equipment includes investments in information systems and infrastructure to support expanding operations.  We also relocated our facilities during fiscal 2005.

Effective March 31, 2006, we closed on the sale of certain of our direct sales assets to a third party pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”). Under the terms of the Purchase Agreement, certain assets associated with our direct sales business were sold, including a copy of the source code and other intellectual property relating to our NETtime, HourTrack and GENESIS time and attendance software products, related ASP and maintenance contracts, and certain specified direct channel sales opportunities.

The sale generated cash to us at closing of approximately $530,000. The purchase price under the Purchase Agreement included cash payable to us at the closing in consideration for a copy of the source code and related intellectual property sold in the transaction. The consideration for the ASP and maintenance contracts was determined based on multiples of the projected annualized revenues under such contracts.  At closing, we received in cash 100% of the total consideration for the customer ASP contracts and 40% of the total consideration for the maintenance contracts conveyed to the purchaser.  The remaining consideration for the maintenance contracts is payable quarterly over the 14 month period ending in June 2007.  We will also be transitioning over additional ASP customers over the next six months, which the Company will be paid for at the time of such transfers.  Additionally, for the 12-month period following the closing, we will receive monthly royalty payments equal to 27.5% of the revenues in connection with direct channel sales opportunities specified at closing.

Financing Activities.  Our repayment of debt in the current period increased from the prior year period as we paid off the balance on a term note.  Further information regarding this can be found in Note 4 in the accompanying consolidated financial statements.

Our liquidity is affected by many factors, some based on the normal ongoing operations of our business and others related to the uncertainties of the time and attendance industry and global economies.  Although our cash requirements will continue to fluctuate based on the timing and extent of these factors, we believe that our current cash reserves, cash generated from operations, cash received from our asset sale (see “Investment Activities” above), recent financings, and our borrowing capacity under our two credit facilities, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next 6 months. At August 31, 2006 we had approximately $1,350,000 outstanding under our $1,500,000 revolving note (see “Recent Sales of Unregistered Securities”).  We can borrow up to the $1,500,000 limit assuming we have sufficient eligible accounts receivable and inventory balances.  We also have $250,000 in unused capacity under a line of credit with a shareholder of the Company (see “Certain Relationships and Related Transactions”).

The ability to raise additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for our products and services.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations and may experience defaults under certain of its contractual agreements, including our credit facilities and lease agreements for our corporate headquarters.  Our lease agreements are subject to termination in the event of a default.  Certain of the parties to these agreements could take legal action against the Company to collect amounts owed to them.  Accordingly, the Company’s financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company’s operations. As a result, the Company’s independent certified public accountants have issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2006.

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

Growth and Capital Needs.  The growth of our business could require us to expend funds in excess of the cash generated by our operations.  We may need to raise additional funds in the future in order to develop new and enhanced products; to increase customer support or technical staff; to respond to competitive pressures; and to acquire complimentary businesses, technologies, or services.  We cannot predict the timing and amount of any such capital requirements at this time.  If we raise additional funds through the issuance of equity or convertible securities, existing stockholders may experience additional dilution and such securities may have rights, preferences, or privileges senior to those of the rights of our common stockholders.  There can be no assurance that we will be able to obtain additional financing on acceptable terms, or at all.  If adequate funds are not available on acceptable terms, we may not be able to fund expansion, promote our products, take advantage of acquisition opportunities, develop or enhance products and services, or respond to competitive pressures.

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

Strategic Partners.  Our success depends on forming relationships with affiliates, resellers and licensees.  The success of our business model depends upon a constant revenue stream generated by a high number of end-users.  Our business model contemplates attracting end-users by forming relationships with affiliates, resellers, and licensees that market our products and services.  We believe that it will be less costly and more efficient for us to attract end-users through indirect distribution channels than to attempt to attract the end-users directly, which is why we elected to sell certain of the assets associated with our direct sales business.  Consequently, we must establish and maintain relationships with resellers and licensees.  We may not be able to attract additional affiliates, resellers, or licensees on acceptable terms, or at all.  Our business, financial condition and results of operations will be materially and adversely affected if we fail to establish and maintain relationships with affiliates, resellers, and licensees on a cost-effective basis.

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

Effective July 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R), “Share–Based Payment,” using the modified prospective-transition method. Under this transition method, compensation expense recognized for the year ended June 30, 2006 includes:  (a) compensation expense for all share-based payments granted prior to, but not yet vested as of June 30, 2005, based on the grant date fair value estimated and (b) compensation expense for all share-based payments granted subsequent to June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R). Results for prior periods have not been restated. The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.

As a result of adopting SFAS 123(R) on July 1, 2005, our net loss for the year ended June 30, 2006 was $129,183 higher than if we had continued to account for share-based compensation under APB 25.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 is not expected to have a material affect on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (“SFAS 155”). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. The statement also resolves and clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material affect on our financial position or results of operations.

In March 2006, the FASB issued Statement of SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for our fiscal year ending June 30, 2008. The adoption of SFAS 156 is not expected to have a material affect on our financial position or results of operations.

In September, 2006, the Financial Accounting Standard Board issued a Statement of Financial Accounting Standards SFAS No. 157 (“SFAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material affect on our financial position or results of operations.

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

Item 8B. Other Information.

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Time America, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Time America, Inc. and Subsidiary as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Time America, Inc. and Subsidiary at June 30, 2006 and 2005 and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple & Cooper, LLP

Phoenix, Arizona
August 30, 2006

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents (Note 1)	$615,204	$1,361,717
Accounts receivable – trade, net (Notes 1 and 2)	2,289,678	1,479,526
Inventory (Note 1)	653,159	477,719
Deferred loan costs and other current assets (Note 4)	315,226	268,373

Total Current Assets	3,873,267	3,587,335

Property and equipment, net (Notes 1 and 3)	502,309	374,269
Other Assets (Note 4)	202,952	330,882

Total Assets	$4,578,528	$4,292,486

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt (Note 4)	$2,081,122	$998,061
Accounts payable (Note 1)	688,623	423,396
Accrued liabilities	739,958	436,180
Deferred revenue (Note 1)	944,372	877,782

Total Current Liabilities	4,454,075	2,735,419

Long-term debt, less current portion (Note 4)	2,192,472	2,210,592

Total Liabilities	6,646,547	4,946,011

Common stock subject to registration rights (351,923 shares)	207,635	—

Commitments: (Note 6)	—	—

Stockholders’ Equity (Deficit): (Note 7)
Common stock, $.005 par value, 50,000,000 shares authorized, 14,652,481 and 14,251,552 shares issued and outstanding	73,263	71,258
Contributed capital	9,591,098	9,269,497
Accumulated deficit	(11,940,015)	(9,994,280)

Total Stockholders’ Equity (Deficit)	(2,275,654)	(653,525)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,578,528	$4,292,486

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2006	2005

Revenues:
Product sales	$4,802,715	$4,421,647
Services revenue	1,913,435	1,660,591

Total Revenues	6,716,150	6,082,238

Cost of Revenues:
Product	2,413,030	1,796,574
Services	842,615	779,168

Total Cost of Revenues	3,255,645	2,575,742

Gross Profit	3,460,505	3,506,496

Costs and Expenses:
Sales and marketing	2,133,116	2,012,813
Research and development	1,496,686	1,405,477
General and administrative	1,373,055	1,785,779

Total Costs and Expenses	5,002,857	5,204,069

Net Loss from Operations	(1,542,352)	(1,697,573)

Other Income (Expense):
Interest expense	(691,835)	(361,840)
Loss on debt extinguishment	(298,108)	—
Other	573,022	25,991
Interest income	13,538	13,028

	(403,383)	(322,821)

Net Loss	$(1,945,735)	$(2,020,394)

Basic Loss per Share (Note 1)	$(0.13)	$(0.15)

Weighted Average Number of Basic Shares Outstanding	14,553,152	13,648,711

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2004	13,599,552	$67,998	$8,027,121	$(7,973,886)	$121,233

Conversion of debt to common stock	600,000	3,000	297,000	—	300,000
Exercise of stock options	2,000	10	426	—	436
Issuance of common stock warrants	—	—	168,700	—	168,700
Issuance of common stock for services	50,000	250	31,250	—	31,500
Issuance of stock options for services	—	—	15,500	—	15,500
Induced conversion of debt	—	—	729,500	—	729,500
Net loss	—	—	—	(2,020,394)	(2,020,394)
Balance at June 30, 2005	14,251,552	71,258	9,269,497	(9,994,280)	(653,525)

Exercise of stock options	4,500	22	1,653	—	1,675
Conversion of debt to common stock	446,429	2,233	247,767	—	250,000
Induced conversion of debt	—	—	40,179	—	40,179
Transfer of warrants to liability	—	—	(102,900)	—	(102,900)
Share-based awards compensation	—	—	129,183	—	129,183
Recission of common stock for services	(50,000)	(250)	(31,250)	—	(31,500)
Issuance of common stock warrants	—	—	36,969	—	36,969
Net loss	—	—	—	(1,945,735)	(1,945,735)
Balance at June 30, 2006	14,652,481	$73,263	$9,591,098	$(11,940,015)	$(2,275,654)

The Accompanying Notes are an Integral Part

of the Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2006	2005
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Loss	$(1,945,735)	$(2,020,394)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	128,435	91,714
Amortization of discounts and deferred financing costs	296,210	161,046
Share based compensation expense	129,183	—
Common stock, stock options and warrants issued for services	(31,500)	112,800
Induced conversion of debt charge	40,179	729,500
Loss on debt extinguishment	230,107	—
Non operating cash reclass from sale of assets	(530,428)	—
Changes in Assets and Liabilities:
Accounts receivable-trade	(810,152)	(450,676)
Inventory	(175,440)	(106,935)
Deferred loan costs and other current assets	(22,247)	(104,862)
Other assets	(5,810)	(96,241)
Accounts payable	265,227	55,166
Accrued liabilities	64,682	248,795
Deferred revenue	66,590	461,268
Net cash used by operating activities	(2,300,699)	(918,819)

Cash flows from investing activities:
Purchase of property and equipment	(256,475)	(262,673)
Cash from sale of assets	530,428	—
Net cash provided (used) by investing activities	273,953	(262,673)

Cash flows from financing activities:
Proceeds from debt	2,650,797	1,500,000
Repayment of debt	(1,372,239)	(1,016,156)
Proceeds from exercise of options and warrants	1,675	436
Net cash provided by financing activities	1,280,233	484,280

Net change in cash and cash equivalents	(746,513)	(697,212)

Cash and cash equivalents at beginning of year	1,361,717	2,058,929

Cash and cash equivalents at end of year	$615,204	$1,361,717

Supplemental disclosure of cash flow information:
Interest paid	$332,183	$360,320
Income taxes paid	$—	$—

Noncash investing and financing activities:
Conversion of debt to equity	$250,000	$300,000

The Accompanying Notes are an Integral Part

of the Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates:

Nature of Business and Name Change:

Time America, Inc. (“Time America”), a Nevada corporation, through its wholly owned subsidiary, Time America, Inc., an Arizona corporation, provides time and labor management solutions. Time America products improve productivity by automating time and attendance, workforce scheduling, and the management of labor resources, with features such as employee self-service, data capture technology, time sheet submittal, strategic reporting, and interface tools for payroll, human resources, resource planning, and third party application integration. Time America solutions are offered in a Web-based product, a PC based application, or in a client/server configuration.

In November 2005, we formed a subsidiary, NetEdge Devices, LLC, an Arizona limited liability company, to manufacture and distribute a new line of advanced data collection devices that track and display critical labor information across a variety of industries.  NetEdge Devices, which is headquartered in Scottsdale, Arizona, offers the TA7000 family of data collection devices as a private label solution to software application development companies, systems integration providers and value-added resellers.

On December 9, 2003 Vitrix, Inc. (the parent company) changed its name to Time America, Inc.

Principles of Consolidation:

The consolidated financial statements include the accounts of Time America, Inc. and its wholly-owned subsidiaries (the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

Pervasiveness of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include the allowance for doubtful accounts and sales returns, deferred income taxes, and stock-based compensation.

Cash and Major Customer and Supplier Concentrations:

The Company maintains cash and cash equivalents at a financial institution.  Deposits not to exceed $100,000 at the financial institution are insured by the Federal Deposit Insurance Corporation.  At June 30, 2006 and 2005, the Company had uninsured cash and cash equivalents of approximately $533,000 and $1,290,000, respectively.

For the year ended June 30, 2006, the Company had one (1) major customer representing approximately eleven percent (11%) of revenues. At June 30, 2006 the amount due from this customer included in accounts receivable was approximately $752,000.

For the year ended June 30, 2006, the Company had two (2) major suppliers representing approximately fifty percent (50%) of cost of product revenues.  At June 30, 2006, the amount due to these suppliers included in accounts payable was $123,457.

For the year ended June 30, 2005, the Company had two (2) major suppliers representing approximately eighty four percent (84%) of cost of product revenues.  At June 30, 2005, the amount due to these suppliers included in accounts payable was $131,678.

Allowance for Doubtful Accounts and Sales Returns:

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

Inventory:

Inventory is stated at the lower of cost (first-in, first-out method) or market.  At June 30, 2006 and 2005 no allowance for potential obsolete or slow moving inventory was necessary.  At June 30, 2006 and 2005 inventory consists of:

	2006	2005

Raw materials	$362,193	$—
Finished goods	290,966	477,719

	$653,159	$477,719

Property and Equipment:

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. The average lives range from three to five years. Leasehold improvements are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the related lease.  Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred.  Property and equipment are reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable.  Such review includes estimating future cash flows.  Property and equipment costs are expensed when determined not realizable.

Software Development Costs:

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility of the product.  The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in software and hardware technology.  Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a product-by-product basis using straight-line amortization with useful lives of five years or, if less, the remaining estimated economic life of the product.  Amounts related to internal software development that could be capitalized under this statement were deemed to be immaterial.

Revenue Recognition and Deferred Revenue:

The Company licenses software and sells data collection hardware and related ancillary products to end-user customers through a direct sales force as well as reseller channel customers through independent resellers. Software license revenue is earned from perpetual licenses of off-the-shelf software requiring none or minor modification or customization. The software license, data collection hardware and related ancillary product revenues from end-user customers and reseller channel customers are generally recognized when:

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

As part of an arrangement, end-user customers typically purchase maintenance contracts as well as professional services.  Maintenance services include telephone and Web-based support as well as rights to unspecified upgrades and enhancements, when and if we make them generally available. Professional services are typically for implementation, installation of the software and data collection hardware, training, building interfaces and custom features and running test data.

Revenues from maintenance services are recognized ratably over the term of the maintenance contract period, which is usually one year.  Maintenance services are typically stated separately in an arrangement. The Company classifies the value of revenues pertaining to the contractual maintenance obligations that exist for the 12-month period subsequent to the balance sheet date as a current liability, and the contractual obligations with a term beyond 12 months, if present, as a non-current liability.

Revenues from customer support services are recognized as the services are delivered.  Revenues from professional services are generally recognized based on vendor specific objective evidence of fair value when:

•                  A non-cancelable agreement for the services has been signed or a customer’s purchase order has been received;

•                  The professional services have been delivered;

•                  The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties; and

•                  Collectibility is probable.

Vendor specific objective evidence of fair value is based upon the price charged when these services are sold separately and are typically an hourly rate for professional services and a per-class rate for training. Based upon the Company’s experience in completing professional services, the Company has determined that these services are typically delivered within a 12-month period subsequent to the contract signing and therefore classify deferred professional services as a current liability.

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

At the time the Company enters into an arrangement, we assess the probability of collection of the fee and the terms granted to the customer.  For end-user customers, the typical payment terms include a deposit and subsequent payments, based on specific due dates, such that all payments for the software license, data collection hardware and related ancillary products, as well as services included in the original arrangement, are ordinarily due within one year of contract signing. Our payment terms for reseller channel customers are typically due within 30 days of the invoice date.

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

Deferred Income Taxes:

Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, there is uncertainty of the utilization of these assets in future periods. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Loss Per Share:

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.  At June 30, 2006 and 2005, there were options and warrants outstanding to purchase 3,954,931 and 3,300,774, respectively, shares of the Company’s common stock and 3,076,923 and 3,464,039, respectively, shares of common stock issuable upon conversion of convertible debt. None of these were included in the determination of diluted loss per share as their effect was anti-dilutive.

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

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share–Based Payment,” using the modified prospective-transition method. Under this transition method, compensation expense recognized for the year ended June 30, 2006 includes:  (a) compensation expense for all share-based payments granted prior to, but not yet vested as of June 30, 2005 based on the grant date fair value estimated and (b) compensation expense for all share-based payments granted subsequent to June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.

As a result of adopting SFAS 123(R) on July 1, 2005, the Company’s net loss for the year ended June 30, 2006 is $129,183 greater than if it had continued to account for share-based compensation under APB 25.

The following table illustrates the effect on the Company’s net loss and loss per share for the year ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans.

Year Ended
June 30,
2005
Net loss:
As reported	$(2,020,394)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(166,256)

Pro forma	$(2,186,650)

Loss per share:
As reported	$(0.15)
Pro forma	$(0.16)

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 is not expected to have a material affect on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (“SFAS 155”). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. The statement also resolves and clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material affect on our financial position or results of operations.

In March 2006, the FASB issued Statement of SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for our fiscal year ending June 30, 2008.

The adoption of SFAS 156 is not expected to have a material affect on our financial position or results of operations.

In September 2006, the Financial Accounting Standard Board issued a Statement of Financial Accounting Standards SFAS No. 157 (“SFAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.       This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material affect on our financial position or results of operations.

Note 2

Accounts Receivable - Trade:

At June 30, 2006 and 2005 accounts receivable – trade consists of:

	2006	2005

Accounts receivable - trade	$2,427,678	$1,583,526
Less:
Allowance for doubtful accounts	(30,000)	(20,000)
Allowance for sales returns	(108,000)	(84,000)

	$2,289,678	$1,479,526

Note 3

Property and Equipment:

At June 30, 2006 and 2005 property and equipment consists of:

	2006	2005

Computers, software and equipment	$589,190	$438,459
Furniture and fixtures	42,787	83,923
Leasehold improvements	122,181	116,596
	754,158	638,978
Less: accumulated depreciation	(251,849)	(264,709)
	$502,309	$374,269

Depreciation expense was $128,435 and $91,714, respectively, for the years ended June 30, 2006 and 2005.

Note 4

Long-term Debt:

At June 30, 2006 and 2005 long-term debt consists of the following:

	2006	2005

Prime rate convertible term note, monthly interest and varying monthly principal payments, due March 2007; Collateralized by all assets of the Company. Less unamortized discount of $56,686.	$—	$1,251,625

2% above prime rate convertible three-year term note, monthly interest and thirty $66,667 monthly principal payments through January 2009; Collateralized by all assets of the Company. Less unamortized discount of $54,603.	1,945,397	—

2% above prime rate $1,500,000 credit facility, monthly interest payments, advances on the faciltiy are based on a percentage of the Company’s outstanding accounts receivable and inventory, due March 2007; Collateralized by all assets of the Company. Less unamortized discount of $68,600.	1,082,197	897,100

10% promissory note to a related party, 60 monthly principal and interest payments of $8,919 through March 2009; Collateralized by all assets of the Company.	256,395	327,401

Prime rate plus 1 percent promissory note to a related party, monthly interest only payments through November 2001 followed by twenty four monthly principal and interest payments of approximately $9,000.

Due in full in October 2004. Collateralized by all assets of the Company.	—	98,329

$400,000 revolving line of credit with a related party, expiring on December 31, 2007, interest at 10%. Interest only payments due monthly. Collateralized by all assets of the Company.	150,000	150,000

10% promissory note to a related party, 60 monthly principal and interest payments of $10,562 through May 2010; Collateralized by all assets of the Company.	409,337	484,198

15% promissory note to a related party, 60 monthly principal and interest payments of $17,288 through December 2008; Collateralized by all assets of the Company.	430,268	—

	4,273,594	3,208,653
Less: current portion	(2,081,122)	(998,061)

Long-term debt	$2,192,472	$2,210,592

In March 2004, the Company consummated a private placement pursuant to which the Company issued a $2,000,000 principal amount secured convertible term note due March 22, 2007 (the “Laurus Note-March 04”), together with a common stock purchase warrant entitling the holder to purchase 280,000 shares of common stock (the “Laurus Note Warrant-March 04”).  The Laurus Note-March 04 and the Laurus Note Warrant-March 04 were sold to a single “accredited investor” (as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the “Act”)), Laurus Master Fund, Ltd. (“Laurus”), for a purchase price of $2,000,000.  The principal and unpaid interest on the Laurus Note-March 04 are convertible into shares of the Company’s common stock at an original price of $1.17 per share (the “Fixed Conversion Price”), which was based on the weighted average price of the Company’s common stock for the twenty trading days immediately prior to the issuance of the Laurus Note-March 04.  Such conversion price is subject to antidilution adjustments based on the occurrence of certain corporate events.  In June 2005, the Company amended the conversion price of the Laurus Note-March 04. The conversion price on the first $300,000 of the note was reduced to $0.50 per share and the conversion price on the remainder of the note was reduced to $0.65 per share.  In connection with the amendment, the company took a non-cash charge of $729,500.

The Laurus Note Warrant-March 04 entitles the holder thereof to purchase, at any time through March 22, 2011; 200,000 shares of the Company’s common stock at a price of $1.29 per share; 40,000 shares of the Company’s common stock at a price of $1.35 per share; and 40,000 shares of the Company’s common stock at a price of $1.40 per share.

The private placement of the Laurus Note-March 04 and the Laurus Note Warrant-March 04 was facilitated by The Oberon Group, LLC (Oberon) in consideration for which Oberon was paid an advisory fee of $150,000, and granted a warrant to purchase, at any time through March 22, 2007, 136,364 shares of the Company’s common stock at a per share price of $1.10.  The cash fee and fair value of the warrant has been recorded as a deferred loan issue charge.

In March 2004, the Company entered into a subordinated note agreement with a shareholder and existing debt holder.  Under the terms of the agreement, an existing term note was refinanced as a five year term note with monthly principal and interest payments at 15%.  In consideration for agreeing to subordinate repayment of the note to the Laurus Note-March 04, the Company issued 25,000 shares of restricted common stock to the holder of the subordinated note.  The fair value of the stock has been recorded as a deferred loan issue charge.

In April 2004, the Company entered into a subordinated note agreement with a shareholder and existing debt holder.  The note is a five year term note with monthly principal and interest payments at 15%.  In consideration for agreeing to subordinate repayment of the note to the Laurus Note-March 04, the Company issued 25,000 shares of restricted common stock to the holder of the subordinated note.  The fair value of the stock has been recorded as a deferred loan issue charge.

In June 2005, the Company entered into a Security Agreement (the “Laurus Credit Facility-June 05”) together with a common stock purchase warrant entitling the holder to purchase 210,000 shares of common stock (the “Laurus Credit Facility Warrant-June 05”) with Laurus.  Under the terms of the Laurus Credit Facility-June 05, the Company may borrow from time to time revolving loans up to $1,500,000 subject to a borrowing base calculation based on the Company’s eligible accounts receivable. Borrowings under the facility accrue interest at the prime rate payable monthly.

Pursuant to the terms of the Agreements, the Company’s obligations are secured by a lien on all of the Company’s assets. Moreover, Laurus shall have the right at any time until the maturity date, or during an event of default, to convert all or any portion of the outstanding principal amount into fully paid restricted shares of the Company’s common stock at a fixed conversion price of $0.65.

The Laurus Credit Facility Warrant-June 05 entitles the holder thereof to purchase, at any time through June 23, 2012; 150,000 shares of the Company’s common stock at a price of $0.72 per share; 30,000 shares of the Company’s common stock at a price of $0.75 per share; and 30,000 shares of the Company’s common stock at a price of $0.78 per share.

The private placement of the Laurus Credit Facility-June 05 and the Laurus Credit Facility Warrant-June 05 was facilitated by The Oberon Group, LLC (Oberon) in consideration for which Oberon was paid an advisory fee of $112,500, and granted a warrant to purchase, at any time through June 23, 2008, 173,077 shares of the Company’s common stock at a per share price of $0.65.  The cash fee and fair value of the warrant has been recorded as a deferred loan issue charge. $56,250 of the advisory fee is to be paid through the issuance of common stock.  The number of shares to be issued will be based on the market price of the common stock after a registration statement covering the shares has been declared effective.  If the company is unable to have the registration statement declared effective, then the amount will be paid in cash.

In November 2005, the Company and a shareholder agreed to extend the term of its $400,000 line of credit facility to December 31, 2007.  All other terms of the agreement remained unchanged.

In January 2006, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company (“Laurus”).  Under the Security and Purchase Agreement, Laurus purchased from the Company a Secured Convertible Term Note (the “Laurus Note-January 06”) in the aggregate principal amount of $2,000,000, and a Secured Non-Convertible Revolving Note (the “Laurus Revolving Note-January 06”) in the aggregate principal amount of $1,500,000.  The transaction was a recapitalization of existing agreements with Laurus.  The Laurus Note-January 06 replaced an existing secured convertible term note (Laurus Note-March 04) issued March 22, 2004 and a principal balance of $1,058,310 that was paid in full with the proceeds of the Laurus Note-January 06.  Gross proceeds received by the Company under the Laurus Note-January 06 were $941,690.  The Laurus Revolving Note-January 06 replaced an existing $1,500,000 revolving facility (Laurus Credit Facility-June 05)  that had an outstanding balance of $1,000,000 that was paid in full with proceeds from the Laurus Revolving Note-January 06.  The Company did not receive any of the proceeds from the Laurus Revolving Note-January 06.

The Laurus Note-January 06 has a three-year term, and bears interest at 2% above the prime rate, with a minimum interest rate of 7.25%.  The Laurus Note-January 06 provides for principal repayment, in cash or stock, in thirty (30) equal monthly installments of $66,666.67 commencing on July 1, 2006.  Monthly principal and interest payments will be converted, subject to certain volume limitations, into shares of the Company’s common stock if the average market price of such stock for the five (5) days preceding the payment is 10% above the initial fixed conversion price of $0.65 per share.  The Company may not convert any of its repayment obligations under the Laurus Note-January 06 to common stock unless either there exists an effective registration statement covering the shares to be issued, or an exemption for the resale of all of the common stock issued and issuable under the Laurus Note-January 06 is available under Rule 144 of the Securities Act of 1933, as amended.  The Company may redeem the Laurus Note-January 06 upon payment to Laurus of 115% of the outstanding principal under the Laurus Note-January 06 together with accrued but unpaid interest.

The Laurus Revolving Note-January 06 has a two-year term, and bears interest at 2% above the prime rate, with a minimum interest rate of 7.25%.  Availability under the Laurus Revolving Note-January 06 is based on an advance rate equal to 90% of eligible accounts receivable and 30% of inventory subject to a

$1,000,000 cap.  The Laurus Revolving Note-January 06 is subject to an early termination fee of 5% of the face amount of the Laurus Revolving Note-January 06 in the first year, and 4% thereafter.  If an event of default occurs, Laurus may elect to require the Company and its subsidiaries to make a default payment in the amount of 125% of the outstanding principal amount of the Revolving Note.

The Company’s obligations under Laurus Note-January 06 and the Laurus Revolving Note-January 06 are secured by a first lien on all assets of the Company, and Laurus may accelerate all outstanding obligations under the notes upon the occurrence and continuation of an event of default.  In addition to the notes, the Company issued Laurus a seven-year warrant to purchase 140,000 shares of the Company’s common stock at an exercise price of $0.65 per share, subject to adjustment based on the occurrence of certain corporate events.  On the closing of the Laurus Note-January 06 and the Laurus Revolving Note-January 06, the Company issued an aggregate of 351,923 shares of common stock to Laurus for payment of fees due.

The Company considered the Laurus Note – January 2006 to be substantively modified (as defined in EITF No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”) and accounted for the transaction as an extinguishment of the prior outstanding term note and, as a result, recorded a loss on extinguishment in the amount of $298,108.  The Company deemed that the Laurus Revolving Note-January 06 was not substantially modified and did not record the previous note as being extinguished.

The private placement of the Laurus Note-January 06 and the Laurus Revolving Note-January 06 was facilitated by The Oberon Group, LLC (Oberon) in consideration for which Oberon was paid an advisory fee of $70,627, and granted a warrant to purchase, at any time through January 3, 2009, 108,657 shares of the Company’s common stock at a per share price of $0.65.  The fee and fair value of the warrant has been recorded as a deferred loan issue charge.  The advisory fee is to be paid through the issuance of common stock.  The number of shares to be issued will be based on the market price of the common stock after a registration statement covering the shares has been declared effective.  If the company is unable to have the registration statement declared effective, then the amount will be paid in cash.

Pursuant to a Registration Rights Agreement (the “Laurus Credit Facility Registration Rights Agreement”) entered into between the Company and Laurus, the Company is obligated to: (a) file a registration statement under the Act to register the resale of the shares of the Company’s common stock issuable upon conversion of the Laurus Note-January 06, common stock issued for payment of fees, and exercise of the Laurus Warrants (the “Registration Statement”) within 30 days of the date of the funding with respect to the Laurus Note-January 06; (b) use its best efforts to have the Registration Statement declared effective under the Act as promptly as possible, but in any event prior to the 90th day following the filing day; and (c) maintain the effectiveness of the Registration Statement until the earlier date of when (i) all registrable securities have been sold or (ii) all registrable securities may be sold immediately without registration under the Act and without volume restrictions pursuant to Rule 144(k).  Laurus, or other holders of the Laurus Note-January 06 and the Laurus Warrants, are entitled to certain specified remedies if the Company does not timely comply with its registration obligations.  The registration statement has been filed but not declared effective.

As of June 30, 2006 future minimum payments due under the debt agreements are as follows:

Year Ending
June 30,

2007	$2,081,122
2008	1,246,383
2009	770,879
2010	133,829
2011	41,381

Total	$4,273,594

The Company incurred loan issue costs associated with the issuance of the Laurus Note, Laurus Credit Facility and shareholder notes.  The costs are being amortized over the term of the notes. Included in other assets at June 30, 2006 and 2005 are deferred costs in the amount of $418,976 and $528,111, respectively, net of accumulated amortization of $392,731 and $158,793, respectively.  Amortization expense charged to interest expense was $233,938 and $127,034, respectively, for the years ended June 30, 2006 and 2005.

The Laurus Note-January 06 Warrants were valued at $65,800 and recorded as a discount to the Laurus Note-January 06. The Laurus Credit Facility Warrants were valued at $102,900 and recorded as a discount to the Laurus Credit Facility.  The discounts are being amortized over the terms of the debt.  Amortization of the discounts charged to interest expense was $62,272 and $34,011, respectively, for the years ended June 30, 2006 and 2005.

Note 5

Income Taxes:

As of June 30, 2006 and 2005 deferred tax assets consist of the following:

	2006	2005

Federal loss carryforwards	$2,502,000	$1,970,000
State loss carryforwards	412,000	490,000
Other	124,000	69,000
	3,038,000	2,529,000
Less: valuation allowances	(3,038,000)	(2,529,000)

	$—	$—

The Company has established a valuation allowance equal to the full amount of the deferred tax assets primarily because of uncertainty in the utilization of net operating loss carryforwards.

As a result of stock ownership changes, the Company’s ability to utilize net operating losses in the future could be limited, in whole or part, under Internal Revenue Code Section 382.  The Company was treated as an S-Corporation for income tax purposes through May 13, 1997.  As of June 30, 2006 the Company’s federal net operating loss carryforwards were approximately $7,819,000 and begin expiring in 2012 through 2025.

The Company’s tax expense (benefit) differed from the statutory rate primarily due to the $509,000 change in the deferred tax asset valuation allowance from June 30, 2005.

Note 6

Commitments:

The Company currently leases a facility in Scottsdale, Arizona under non-cancelable operating lease agreement which expires in April 2010. For the years ended June 30, 2006 and 2005, expense under non-cancelable operating lease agreements was approximately $320,000 and $263,000, respectively.

Future minimum lease payments due under the operating lease agreement are as follows:

Year Ending
June 30,
2007	$268,476
2008	268,476
2009	268,476
2010	244,069

$1,049,497

Under the terms of the Company’s revolving debt, the Company has agreed to clear all cash receipts through a lender controlled lock box arrangement. Under the terms of this agreement, the Company’s operating cash flow could be retained by the lender in the event of a default on the revolving debt.

Note 7

Stockholders’ Equity:

Stock Options:

On July 13, 1999, the Board of Directors authorized the implementation of the 1999 Equity Compensation Plan.  The plan allows for the award of incentive stock options, non-statutory stock options or restricted stock awards to certain employees, directors, consultants and independent contractors.  The Company has reserved an aggregate of 600,000 shares of common stock for distribution under the plan.  Incentive stock options granted under the plan may be granted to employees only, and may not have an exercise price less than the fair market value of the common stock on the date of grant. Options may be exercised on a one-for-one basis, with a maximum term of ten (10) years from the date of grant.  Incentive stock options granted to employees generally vest annually over a four year period.

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended June 30,
	2006	2005

Expected volatility	138.0%	120.0%
Risk-free interest rate	4.0%	4.0%
Expected Dividends	0%	0%
Expected lives (in years)	3.0	3.0

The weighted average fair value at date of grant for options granted during the years ended June 30, 2006 and 2005 approximated $.38 and $.57, respectively.

A summary of the activity of options under the plan and non-statutory options granted outside the plan follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at June 30, 2004	1,973,475	$1.02

Granted	312,500	0.79
Exercised	(2,000)	0.22
Forfeited	(26,000)	0.62

Outstanding at June 30, 2005	2,257,975	0.89

Granted	498,500	0.48
Exercised	(4,500)	0.37
Forfeited	(88,500)	1.29

Outstanding at June 30, 2006	2,663,475	$0.80

Additional information about outstanding options to purchase the Company’s common stock as of June 30, 2006 is as follows:

	Options Outstanding				Options Exercisable
		Weighted Avg.	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
Exercise	Number of	Contractural	Exercise	Intrinsic	Number of	Exercise	Intrinsic
Price	Shares	Life (In Years)	Price	Value	Shares	Price	Value

$9.40	100,000	3.63	$9.40	—	100,000	$9.40	—
$3.40 - $2.20	137,023	4.01	$3.18	—	137,023	$3.18	—
$1.40 - $1.00	288,436	7.00	$1.04	—	216,686	$1.05	—
$0.92 - $0.60	813,020	7.59	$0.75	—	615,770	$0.76	—
$0.57 - $0.40	851,496	7.20	$0.42	$19,845	581,117	$0.43	$12,450
$0.32 - $0.14	473,500	6.20	$0.22	$100,010	467,750	$0.22	$98,600

A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the year ended June 30, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Nonvested stock options at July 1, 2005	510,875	$0.35
Granted	338,500	0.36
Vested	(218,500)	0.31
Forfeited	(80,750)	0.44
Nonvested stock options at June 30, 2006	550,125	$0.35

During the year ended June 30, 2006 the Company recognized compensation expense of $129,183.  As of June 30, 2006, there was $192,485 of total unrecognized compensation cost related to nonvested share stock options under the Plan.  That cost is expected to be recognized over the weighted average period of 3.5 years.  The total fair value of the 218,500 options vested during the year ended June 30, 2006 was $68,823.

Non-Employee Stock Options and Warrants:

During the year ended June 30, 2002 the Company issued 62,958 warrants to a related party in consideration for entering into a promissory note agreement with the Company.  The exercise price of the warrant is $.25 per share and is exercisable through September 2006.  As of June 30, 2006 none of the warrants have been exercised.

During the year ended June 30, 2002 the Company issued 25,000 warrants to a related party in consideration for entering into a revolving line of credit agreement with the Company.  The exercise price of the warrant is $.15 per share and is exercisable through November 2006.  As of June 30, 2006 none of the warrants have been exercised.

In November 2003 the Company issued 143,400 warrants to brokers in connection with a private placement of common stock of the Company.  The exercise price of the warrants is $.90 per share and is exercisable through November 2006.  As of June 30, 2006 none of the warrants have been exercised.

In March 2004, the Company consummated a private placement pursuant to which the Company issued a $2,000,000 principal amount secured convertible term note (the Laurus Note), together with a common stock purchase warrant entitling the holder to purchase 280,000 shares of common stock (the Laurus Note Warrant).  The Laurus Note Warrant entitles the holder thereof to purchase, at any time through March 22, 2011:  200,000 shares of the Company’s common stock at a price of $1.29 per share; 40,000 shares of the Company’s common stock at a price of $1.35 per share; and 40,000 shares of the Company’s common stock at a price of $1.40 per share.  As of June 30, 2006 none of the warrants have been exercised.

The private placement of the Laurus Note and the Laurus Warrant was facilitated by The Oberon Group, LLC (Oberon) in consideration for which Oberon was granted a warrant to purchase, at any time through March 22, 2007, 136,364 shares of the Company’s common stock at a price of $1.10.  As of June 30, 2006 none of the warrants have been exercised.

In June 2005, the Company entered into a Security Agreement (the “Laurus Credit Facility”) together with a common stock purchase warrant entitling the holder to purchase 210,000 shares of common stock (the “Laurus Credit Facility Warrant”) with Laurus.  The Laurus Credit Facility Warrant entitles the holder thereof to purchase, at any time through June 23, 2012:  150,000 shares of the Company’s common stock at a price of $0.72 per share; 30,000 shares of the Company’s common stock at a price of $0.75 per share; and 30,000 shares of the Company’s common stock at a price of $0.78 per share.  As of June 30, 2006 none of the warrants have been exercised.

The private placement of the Laurus Credit Facility and the Laurus Credit Facility Warrant was facilitated by The Oberon Group, LLC (Oberon) in consideration for which Oberon was granted a warrant to purchase, at any time through June 23, 2008, 173,077 shares of the Company’s common stock at a per share price of $0.65.  As of June 30, 2006 none of the warrants have been exercised.

In January 2006, the Company entered into a Security and Purchase Agreement (the “Laurus Note-January 06”) together with a common stock purchase warrant entitling the holder to purchase 140,000 shares of common stock (the “Laurus Note-January 06 Warrant”) with Laurus.  The Laurus Note-January 06 Warrant entitles the holder thereof to purchase, at any time through January 3, 2013, 140,000 shares of the Company’s common stock at a price of $0.65 per share.  As of June 30, 2006 none of the warrants have been exercised.

The private placement of the Laurus Note-January 06 and the Laurus Note-January 06 Warrant was facilitated by Oberon in consideration for which Oberon was granted a warrant to purchase, at any time through January 3, 2009, 108,657 shares of the Company’s common stock at a per share price of $0.65.  As of June 30, 2006 none of the warrants have been exercised.

Note 8

Asset Sale:

Effective March 31, 2006 the Company closed on the sale of certain of the Company’s direct sales assets pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”). Under the terms of the Purchase Agreement, certain assets associated with the Company’s direct sales business were sold, including a copy of the source code and other intellectual property relating to the Company’s NETtime, HourTrack and GENESIS time and attendance software products, related ASP and maintenance contracts, and certain specified direct channel sales opportunities.

The sale generated cash to the Company at closing of approximately $530,000. The purchase price under the Purchase Agreement included cash payable to the Company at the closing in consideration for a copy of the source code and related intellectual property. The consideration for the ASP and maintenance contracts was determined based on multiples of the projected annualized revenues under such contracts. At closing, the Company received in cash 100% of the total consideration for the customer ASP contracts and 40% of the total consideration for the maintenance contracts.  The remaining consideration for the maintenance contracts is payable quarterly over the next 14 months. The Company will also be transitioning over additional ASP customers over the next six months, which the Company will be paid for at the time of such transfers.  Additionally, for the 12-month period following the closing, the Company will receive monthly royalty payments equal to 27.5% of the revenues in connection with direct channel sales opportunities specified at closing.

Note 9

Basis of Presentation and Going Concern:

Through June 30, 2006, the Company had sustained recurring losses from operations, and as of August 31, 2006, the Company estimates that its working capital and funds generated from operations are sufficient to fund the Company’s operations for the next six months.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  During fiscal 2007, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, its borrowing capacity under its two credit facilities, and other financing as required.  While the Company believes that it will succeed in attracting additional capital, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses.  However, there can be no assurance that the Company’s efforts to achieve and maintain profitable operations will be successful.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information regarding our directors and executive officers is provided below.

THOMAS S. BEDNARIK.  Mr. Bednarik, age 56, has served as President, Chief Executive Officer and a director of the Company since February 2000.  From April 1998 to February 2000, Mr. Bednarik served as Vice President of Sales and Support at NetPro Computing, Inc.  Mr. Bednarik has extensive executive and sales management experience in the information technology industry and has served in various executive management capacities, including Chief Executive Officer, President, Vice President and Executive Vice President, with firms such as Idea Corporation, Decision Data, Alcatel Information Systems and ITT Corporation.

CRAIG J. SMITH, CPA.  Mr. Smith, age 36, has served as the Company’s Vice President of Finance and Administration and Chief Financial Officer since April 1999.  From 1998 to 1999, Mr. Smith served as Controller of Pacific Numerix Corporation.  From 1993 to 1998, he served as an Audit Manager of Semple & Cooper, LLP.  Mr. Smith earned a masters in business administration from Arizona State University in 2000 and a Bachelor of Science degree in finance and accounting from Minnesota State University-Mankato in 1992.

TODD P. BELFER.  Mr. Belfer, age 39, has served as a director of the Company since March 1999 and Chairman of the Board of Directors since November 1999.  Mr. Belfer also served as Chairman of the Board of Directors of our wholly-owned subsidiary, Time America, Inc. (previously Vitrix Incorporated), from April 1996 until March 1999.  Mr. Belfer co-founded Employee Solutions, Inc. in May 1990, and served as its Executive Vice-President and as a director from 1991 to 1996.  Mr. Belfer earned a Bachelor of Science in Finance and Real Estate from the University of Arizona in 1989.

LISE M. LAMBERT.  Ms. Lambert, age 49, has served as a director of the Company since April 1999 and as director of our wholly-owned subsidiary, Time America, Inc. (previously Vitrix Incorporated), from January 1998 to March 1999.  Since 1996, Ms. Lambert has been President of Relevant, Inc., a consulting services organization that provides strategic marketing and growth consulting to the healthcare and technology industries. From 2003 to 2006, Ms. Lambert served as the Sr. Vice President of Strategy and Marketing for VistaCare, Inc., a national health services provider. In 1986, Ms. Lambert co-founded Mastersoft, Inc., a software company which was sold to Adobe Corporation in 1995. Ms. Lambert earned a Bachelor of Arts degree in education and a Masters degree in education and deafness from Smith College.

ROBERT W. ZIMMERMAN. Mr. Zimmerman, age 54, has served as a director of the Company since March 2001.  Mr. Zimmerman was one of the original investors and directors of Time America, Inc. prior to its merger with the Company.  Mr. Zimmerman is President, co-managing shareholder and attorney for Mallery & Zimmerman, S.C., a general practice law firm with offices in Milwaukee, Cedarburg, Green Bay, Stevens Point and Wausau, Wisconsin.  Mr. Zimmerman graduated from Marquette University in 1974 with majors in Accounting and

Finance and from Marquette University Law School in 1977.  Following graduation from law school, Mr. Zimmerman worked in the Milwaukee office of Arthur Andersen & Co. in the tax department and received his Wisconsin CPA certificate.

ROBERT J. NOVAK.  Mr. Novak, age 61, has served as a director of the Company since September 2003.  Mr. Novak has been a member of Jennings, Strouss & Salmon, P.L.C., a full service law firm, since 1999.  Mr. Novak is the founder and owner of Novak Companies, Inc., a diversified group of companies in real estate development, financing, management, equity financing and participation in private and public companies.  Mr. Novak also founded and owned Robert J. Novak & Associates, Ltd., a law firm, from 1987 to 1999.  Mr. Novak was also a founder, director and officer of Medical Safety Products, Inc., a medical product developer, from 1987 to 2001.  Mr. Novak earned Bachelor of Arts degrees in political science and economics from Drake University in 1967 and a Juris Doctorate from the University of Arizona in 1971.

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

Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended June 30, 2006.

Item 10.  Executive Compensation.

Compensation of Directors

Our non-employee directors received no cash compensation for serving as members of our board of directors or any committee of our board of directors during the fiscal year ended June 30, 2006.  During such period, we granted options to purchase 40,000 shares of common stock to each of Messrs. Belfer, Novak, and Zimmerman and Ms. Lambert in connection with their service on the board of directors.  Each of these options has a term of 10 years, vested immediately, and was granted at the fair market value of the common stock on the grant date.

The following table summarizes all compensation paid to our Chief Executive Officer for each of the fiscal years ended June 30, 2006, 2005 and 2004.  We did not have any other executive officers whose total annual salary and bonus exceeded $100,000 for the periods presented.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards
Name and Principal Position(1)	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Securities Underlying Options/SARS (#)

Thomas S.	2006	$148,400	$—	-0-	50,000	(1)
Bednarik(1)	2005	$144,200	$7,000	-0-	14,000	(1)
President and Chief Executive Officer	2004	$135,000	$6,750	-0-	100,000	(1)

(1)                                  Mr. Bednarik was appointed President and Chief Executive Officer of the Company effective February 17, 2000.  Pursuant to the terms of an Incentive Stock Option Agreement dated February 17, 2000, Mr. Bednarik was granted options to purchase 100,000 shares of the Company’s common stock at a per share exercise price of $9.40.  Pursuant to the terms of an Incentive Stock Option Agreement dated August 22, 2000, Mr. Bednarik was granted options to purchase 100,000 shares of the Company’s common stock at a per share exercise price of $3.40.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated April 17, 2001, Mr. Bednarik was granted options to purchase 225,000 shares of the Company’s common stock at a per share exercise price of $0.40.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated December 31, 2001, Mr. Bednarik was granted options to purchase 100,000 shares of the Company’s common stock at a per share exercise price of $0.17.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated December 31, 2002, Mr. Bednarik was granted options to purchase 50,000 shares of the Company’s common stock at a per share exercise price of $0.18.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated April 15, 2003, Mr. Bednarik was granted options to purchase 100,000 shares of the Company’s common stock at a per share exercise price of $0.16.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated December 9, 2003, Mr. Bednarik was granted options to purchase 25,000 shares of the Company’s common stock at a per share exercise price of $1.17.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated June 14, 2004, Mr. Bednarik was granted options to purchase 75,000 shares of the Company’s common stock at a per share exercise price of $1.00.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated April 20, 2005, Mr. Bednarik was granted options to purchase 14,000 shares of the Company’s common stock at a per share exercise price of $0.63.  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated April 20, 2006, Mr. Bednarik was granted options to purchase 50,000 shares of the Company’s common stock at a per share exercise price of $0.40.

The following table sets forth information concerning individual grants of stock options made to our Chief Executive Officer during the fiscal year ended June 30, 2006.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name and Principal Position	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date	Potential Realized Value at Assumed Rates of Annual Stock Price Appreciation For Option Term (2)
					5% ($)	10% ($)
Thomas S. Bednarik, President and Chief Executive Officer	50,000	10%	$0.40	4/2016	$12,578	$31,875

(1)                                  Pursuant to the terms of a Nonstatutory Stock Option Agreement dated April 20, 2006, Mr. Bednarik was granted options to purchase 50,000 shares of the Company’s common stock at a per share exercise price of $0.40.  The options vest over four years and have a term of ten years.

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

Option Exercise

There were no option exercises by our Chief Executive Officer during the fiscal year ended June 30, 2006.

Aggregate Option Exercises In Last Fiscal Year And Year End Option Values

Name	Shares Acquired on Exercise (#)		Value Realized ($)	Number of Securities Underlying Unexercised Options at June 30, 2006 (#) Exercisable / Unexercisable	Value of Unexercised In-The-Money Options at June 30, 2006 ($) Exercisable / Unexercisable(1)

Thomas S. Bednarik, President and Chief Executive Officer	—0	—	$—	789,000 / 50,000	$71,250 / $1,500

(1)           Information is based on the June 30, 2006 closing price of $0.43.

Employment Agreements

As of February 15, 2000, the Board of Directors approved the terms of Mr. Bednarik’s at-will employment with the Company for services as its President and Chief Executive Officer.  Under the terms of a letter agreement, dated as of February 17, 2000, the Company agreed to pay Mr. Bednarik a base salary of $115,000, which was increased to $130,000 effective April 2001, to $140,000 effective January 1, 2004, and to $148,400 effective January 1, 2005.

Effective January 1, 2005, the Board of Directors approved an incentive compensation plan with Mr. Bednarik.  Under the terms of the plan, Mr. Bednarik was eligible to earn up to $20,000 in cash bonuses and up to 40,000 options to purchase common stock if forecasted quarterly sales and operating income objectives were met in the quarters ended March 31, 2005 and June 30, 2005.  Mr. Bednarik earned a cash bonus of $7,000 and 14,000 stock options under this plan.  The plan expired at June 30, 2005.

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

Item 11.  Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 15, 2006, concerning the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the Company’s Common Stock; (ii) each Director; (iii) the Company’s Chief Executive Officer; and (iv) all directors and executive officers of the Company as a group.  To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Name and Address of Beneficial	Shares Beneficially Owned (1)
Owner (2)	Number		Percent
Thomas S. Bednarik	927,750	(3)	5.9%
Todd P. Belfer	1,673,127	(4)	11.1%
Lise M. Lambert	285,163	(5)	1.9%
Robert W. Zimmerman	365,175	(6)	2.4%
Robert J. Novak	384,520	(7)	2.5%
Craig J. Smith	178,751	(8)	1.2%
All directors and executive officers as a group	3,814,486		22.6%
Joseph L. Simek	3,888,585	(9)	25.8%
Circle F. Ventures LLC	981,111		6.5%
Laurus Capital Management, LLC	981,923	(10)	6.3%

(1)                                  A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right.  Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.  The amounts and percentages are based upon 15,004,404 shares of common stock and mezzanine financing outstanding as of September 15, 2006.

(2)                                  The address of each of the beneficial owners is c/o Time America, Inc., 8840 East Chaparral Road, Suite 100, Scottsdale, Arizona 85250, except for Circle F. Ventures LLC whose address is 17797 North Perimeter Drive, Suite 105, Scottsdale, Arizona 85255 and Joseph L. Simek whose address is 611 North Road, Medford, Wisconsin 54461.

(3)                                  Includes 789,000 shares of common stock underlying unexercised options that were exercisable on September 15, 2006, or within 60 days thereafter.

(4)                                  Includes 335,000 shares of common stock underlying unexercised options that were exercisable on September 15, 2006, or within 60 days thereafter.

(5)                                  Includes 250,969 shares of common stock underlying unexercised options that were exercisable on September 15, 2006, or within 60 days thereafter.

(6)                                  Includes 215,000 shares of common stock underlying unexercised options that were exercisable on September 15, 2006, or within 60 days thereafter.

(7)                                  Includes 154,520 shares of common stock underlying unexercised options that were exercisable on September 15, 2006, or within 60 days thereafter.

(8)                                  Includes 151,751 shares of common stock underlying unexercised options that were exercisable September 15, 2006, or within 60 days thereafter.

(9)                                  Includes 87,958 shares of common stock issuable upon exercise of warrants issued in consideration for entering into debt agreements during the fiscal year ended June 30, 2002.

(10)                            Includes 630,000 shares of common stock underlying warrants that were exercisable on September 15, 2006, or within 60 days thereafter.

Item 12.  Certain Relationships And Related Transactions.

Except as set forth below, the Company did not have any transactions during fiscal years 2006 and 2005 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $60,000.

On March 31, 2001, the Company borrowed $400,000 from Joseph L. Simek, a significant stockholder of the Company.  The loan accrues interest at an annual rate of prime plus one percent (1%) and is secured by a subordinated lien on all of the Company’s assets.  Principal and interest payments of approximately $8,500 are due monthly, with the outstanding principal balance due on October 1, 2004.  On November 2, 2001, Mr. Simek agreed to provide the Company with a $200,000 line of credit, which is also secured by all of the Company’s assets.  On September 24, 2002, Mr. Simek agreed to provide the Company with an additional $200,000 revolving line of credit, which is also secured by all of the Company’s assets.  Borrowings under the lines of credit accrue interest at an annual rate of 10%.  In January 2004, Mr. Simek and the Company agreed to extend the maturity date of the line of credit facility to December 31, 2005.  In September 2004, the Company and Mr. Simek agreed to extend the balloon payment on the promissory note from October 1, 2004 to October 1, 2005. In November 2005, the Company and Mr. Simek agreed to extend the term of its $400,000 line of credit facility to December 31, 2007.   At June 30, 2006, the $400,000 loan has been repaid in full and $150,000 was outstanding under the line of credit.

On September 4, 2001, the Company borrowed $500,000 from Francis Simek, the spouse of Mr. Simek, under a five year term note.  On March 22, 2004, the Company and Mrs. Simek entered into a subordinated note agreement pursuant to which the obligations outstanding under this note were subordinated to the obligations under our credit facilities with Laurus Master Fund.  Under the terms of the agreement, the existing term note was refinanced as a five year term note with monthly principal and interest payments at 15%. The Company issued 25,000 shares of restricted common stock to Mrs. Simek in consideration for her agreement to subordinate the note.  In November 2004, the Company and Mrs. Simek amended the terms of the note to change the interest rate to 10%. The loan is secured by a junior lien on all of the

Company’s assets.  Principal and interest payments of $8,918 are due and payable monthly over a 60-month period.  At June 30, 2006, $256,395 was outstanding under this loan.

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

On April 16, 2004, the Company borrowed $500,000 from Mrs. Simek.  The note is a five year term note with monthly principal and interest payments at 15%.  In consideration for agreeing to subordinate the note, the Company issued 25,000 shares of restricted common stock to Mrs. Simek.  The loan is secured by a subordinated lien on all of the Company’s assets.  In November 2004, the Company paid $456,100 to retire the remaining balance on the note.  The Company and Mrs. Simek then entered into a $500,000 revolving credit note agreement.  Borrowings under the note accrue interest at the rate of 10% per annum with interest due monthly.  Unused borrowings are subject to a 2% per annum commitment fee payable quarterly.  In May 2005, the Company borrowed $500,000 under this agreement.  Subsequently, the Company and Mrs. Simek amended the agreement to provide for a 60-month repayment period.  Principal and interest payments of $10,562 are due and payable monthly. At June 30, 2006, $409,337 was outstanding under this loan.

On December 8, 2005, the Company borrowed $500,000 from Francis Simek under a three year term note at an annual interest rate of 15%.  The loan is secured by a subordinated lien on all of the Company’s assets.  Principal and interest payments of $17,288 are due and payable monthly over a 36-month period.  At June 30, 2006, $430,268 was outstanding under this loan.

Item 13. Exhibits.

The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-KSB.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.  All other fees consists primarily of fees incurred to review our registration statement filings.

		June 30, 2006	June 30, 2005
(i)	Audit Fees	$45,000	$37,000
(ii)	Audit Related Fees	—	—
(iii)	Tax Fees	$4,500	$4,500
(iv)	All Other Fees	$18,294	$2,800

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm.  The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies.  The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.  The Audit Committee has considered the role of Semple & Cooper, LLP in providing services to us for the fiscal year ended June 30, 2006 and has concluded that such services are compatible with such firm’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME AMERICA, INC.

/s/ Thomas S. Bednarik
Thomas S. Bednarik, President and Chief Executive Officer (Principal Executive Officer)

Dated: September 28, 2006

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

Signatures	Title	Date

/s/ Thomas S. Bednarik	President, CEO and Director	September 28, 2006
Thomas S. Bednarik	(Principal Executive Officer)

/s/ Craig J. Smith	Chief Financial Officer	September 28, 2006
Craig J. Smith	(Principal Financial Officer)

/s/ Todd P. Belfer	Chairman of the Board	September 28, 2006
Todd P. Belfer

/s/ Lise M. Lambert	Director	September 28, 2006
Lise M. Lambert

/s/ Robert W. Zimmerman	Director	September 28, 2006
Robert W. Zimmerman

/s/ Robert J. Novak	Director	September 28, 2006
Robert J. Novak

EXHIBIT INDEX

Exhibit Number	Description	By Reference from Document	No. in Document
3.1	Registrant’s Articles of Incorporation	A	3.1

3.1.1	Registrant’s Amendment to its Articles of Incorporation, dated November 7, 1988	A	3.1.1

3.1.2	Registrant’s Amendment to its Articles of Incorporation, dated June 25, 1991	B	3.1.2

3.1.3	Registrant’s Certificate of Reverse Stock Split, dated February 15, 1994	C	3.1.3

3.1.4	Registrant’s Certificate of Designation of Series A Preferred Stock, dated June 27, 1996	D	3.1.4

3.1.5	Registrant’s Amendment to Articles of Incorporation, dated June 25, 1996	D	3.15

3.1.6	Registrant’s Certificate of Designation of Series B Preferred Stock, dated March 31, 1999	E	3.1.6

3.1.7	Registrant’s Amendment to Articles of Incorporation, dated October 7, 1999.	F	3.1

3.1.8	Certificate of Correction to Certificate of Amendment to Articles of Incorporation of Vitrix, Inc., dated June 16, 2005	O	3.1.8

3.2	Amended Bylaws of the Registrant	C	3.2

4.1	Registrant’s Form of Common Stock Certificate	A	4.1

10.6	1999 Equity Compensation Plan	E	10.7

10.7.1	Lease Agreement, dated September 3, 1999, between LAFP Phoenix, Inc., as lessor, and the Registrant, as lessee.	F	10.1

10.7.2	First Amendment to Office Lease Agreement, dated March 28, 2000, between LAFP Phoenix, Inc., as lessor and the Registrant, as lessee.	G	10.1

Exhibit Number	Description	By Reference from Document	No. in Document
10.8	Securities Purchase Agreement, dated September 21, 1999, between Circle F Ventures, LLC and the Registrant.	F	10.2

10.10	Merger Agreement, dated March 28, 2001 by and among Vitrix, Inc., Vitrix Incorporated, and Time America, Inc.	H	2.1

10.12	Letter from BDO Seidman, LLP, dated June 4, 2001, regarding its concurrence or disagreement with the statements made by the registrant in the current report concerning the resignation or dismissal as the registrants’ principal accountant.	I	16

10.13	Promissory Note Agreement, dated September 4, 2001 between Vitrix, Inc. and Frances L. Simek	J	10.13

10.14	Security Agreement dated September 4, 2001 between Vitrix, Inc. and Frances L. Simek	J	10.14

10.15	Warrant to purchase common stock agreement dated September 4, 2001 between Vitrix, Inc. and Frances L. Simek	J	10.15

10.16	Promissory Note Agreement, dated March 31, 2001 between Time America, Inc and Joseph L. Simek	K	10.16

10.17	Revolving Credit Agreement, dated November 2, 2001 between Vitrix, Inc and Joseph L. Simek	K	10.17

10.18	Securities Purchase Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	10.1

10.19	Secured Convertible Term Note, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	10.2

10.20	Common Stock Purchase Warrant, dated March 22, 2004, issued to Laurus Master Fund, Ltd.	L	10.3

Exhibit Number	Description	By Reference from Document	No. in Document
10.21	Security Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	10.4

10.22	Subordination Agreement, dated March 22, 2004, among Time America, Inc., Laurus Master Fund, Ltd and Joseph and Frances Simek	L	10.5

10.23	Registration Rights Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	10.6

10.24	Guarantee, dated March 22, 2004, issued by Time America, Inc. in favor of Laurus Master Fund, Ltd.	L	10.7

10.25	Stock Pledge Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	10.8

10.26	Note Purchase Agreement, dated April 16, 2004 between Time America, Inc. and Frances L. Simek	M	10.26

10.27	Promissory Note Agreement, dated April 16, 2004 between Time America, Inc. and Frances L. Simek	M	10.27

10.28	Security Agreement, dated April 16, 2004 between Time America, Inc. and Frances L. Simek	M	10.28

10.29	Consulting Services Agreement, dated October 15, 2003, between Vitrix, Inc. and Todd P. Belfer	O	10.29

10.30	Bonus Plan Document with Tom Bednarik, effective as of January 1, 2005	O	10.30

10.31	Equipment Purchase, License and Services Agreement, dated as of August 29, 2005, between FedEx Corporate Services, Inc. and Time America, Inc. (certain portions deleted pursuant to confidential treatment)	ON	10.31

Exhibit Number	Description	By Reference from Document	No. in Document
10.32	Amendment, dated as of August 29, 2005, between Federal Express Corporation and Time America, Inc. (certain portions deleted pursuant to confidential treatment)	ON	10.32

10.33	Professional Services Agreement, dated as of August 29, 2005, between FedEx Corporate Services, Inc. and Time America, Inc. (certain portions deleted pursuant to confidential treatment)	ON	10.33

10.34	Amendment, dated as of August 29, 2005, between Federal Express Corporation and Time America, Inc. (certain portions deleted pursuant to confidential treatment)	ON	10.34

10.35	Letter Agreement, dated February 17, 2000, between Vitrix Incorporated and Thomas S. Bednarik	O	10.35

10.36	Security and Purchase Agreement, dated January 3, 2006, by and among Laurus Master Fund, Ltd., Time America, Inc., a Nevada corporation, Time America, Inc, an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company.	P	10.1

10.37	Secured Convertible Term Note, dated January 3, 2006, made by Time America, Inc., a Nevada corporation, Time America, Inc., an Arizona corporation and NetEdge Devices, LLC, an Arizona limited liability company, in favor of Laurus Master Fund, Ltd.	P	10.2

10.38	Secured Non-Convertible Revolving Note, dated January 3, 2006, made by Time America, Inc., a Nevada corporation, Time America, Inc., an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company, in favor of Laurus Master Fund, Ltd.	P	10.3

10.39	Common Stock Purchase Warrant, dated January 3, 2006, issued to Laurus Master Fund, Ltd.	P	10.4

Exhibit Number	Description	By Reference from Document	No. in Document

10.40	Registration Rights Agreement, dated January 3, 2006, between Time America, Inc., a Nevada corporation, and Laurus Master Fund, Ltd.	P	10.5

10.41	Amended and Restated Subordination Agreement, dated January 3, 2006, among Time America, Inc., a Nevada corporation, Time America, Inc., an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company, Laurus Master Fund, Ltd. and Joseph and Frances Simek.	P	10.6

10.42	Reaffirmation and Ratification Agreement, dated January 3, 2006, among Laurus Master Fund, Ltd., Time America, Inc., a Nevada corporation, Time America, Inc., an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company.	P	10.7

10.43	Letter Agreement with Oberon Securities, LLC, dated January 13, 2006.	P	10.8

10.44	Asset Purchase Agreement, dated April 12, 2006 between Time America, Inc. and Unitime Systems, Inc.	Q	10.1

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934	*	—

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934	*	—

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*	—

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

F.     Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended September 30, 1999.

G.    Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended March 31, 2000.

H.    Form 8-K Current Report reporting event on April 13, 2001.

I.      Form 8-K Current Report reporting event on June 6, 2001.

J.     Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 2001.

K.    Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 2002.

L.     Form 8-K Current Report reporting event on March 22, 2004.

M.   Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 2004.

N.    Portions of the referenced exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

P.     Form 10-QSB Quarterly Report of the Registrant for the quarter ended December 31, 2005.

Q.    Form 10-QSB Quarterly Report of the Registrant for the quarter ended March 31, 2006.