Form 10QSB
period 2006-09-30
TIME AMERICA INC
filed 2006-11-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At November 8, 2006, the issuer had outstanding 15,004,404 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements.

TIME AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2006	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$425,637	$615,204
Accounts receivable — trade, net	1,746,633	2,289,678
Inventory	751,004	653,159
Deferred loan costs and other current assets	338,717	315,226

Total Current Assets	3,261,991	3,873,267

Property and equipment, net	465,604	502,309
Other Assets	141,392	202,952

Total Assets	$3,868,987	$4,578,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$2,162,572	$2,081,122
Accounts payable	698,756	688,623
Accrued liabilities	732,658	739,958
Deferred revenue	831,291	944,372

Total Current Liabilities	4,425,277	4,454,075

Long-term debt, less current portion	1,980,088	2,192,472

Total Liabilities	6,405,365	6,646,547

Common stock subject to registration rights (351,923 shares)	207,635	207,635

Commitments:	—	—

Stockholders’ Equity (Deficit):
Common stock, $.005 par value, 50,000,000 shares authorized; 14,652,481 and 14,652,481 shares issued and outstanding	73,263	73,263
Contributed capital	9,647,883	9,591,098
Accumulated deficit	(12,465,159)	(11,940,015)

Total Stockholders’ Equity (Deficit)	(2,744,013)	(2,275,654)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,868,987	$4,578,528

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
	2006	2005
	(unaudited)	(unaudited)
Revenues:
Product sales	$1,056,035	$1,017,564
Services revenue	394,557	453,249

Total Revenues	1,450,592	1,470,813

Cost of Revenues:
Product	521,415	534,431
Services	178,641	212,759

Total Cost of Revenues	700,056	747,190

Gross Profit	750,536	723,623

Costs and Expenses:
Sales and marketing	349,045	594,356
Research and development	465,302	364,616
General and administrative	376,154	337,880

Total Costs and Expenses	1,190,501	1,296,852

Net Loss from Operations	(439,965)	(573,229)

Other Income (Expense):
Interest expense	(197,532)	(176,416)
Other	109,672	31,504
Interest income	2,681	5,866

	(85,179)	(139,046)

Net Loss	$(525,144)	$(712,275)

Basic and Diluted Loss per Share	$(0.04)	$(0.05)

Weighted Average Number of Shares Outstanding	14,652,481	14,262,077

See Notes to Consolidated Financial Statements

TIME AMERICIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED JUNE 30, 2006 AND
THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006 (Unaudited)

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2005	14,251,552	$71,258	$9,269,497	$(9,994,280)	$(653,525)

Exercise of stock options	4,500	22	1,653	—	1,675
Conversion of debt to common stock	446,429	2,233	247,767	—	250,000
Induced conversion of debt	—	—	40,179	—	40,179
Transfer of warrants to liability	—	—	(102,900	—	(102,900)
Share-based awards compensation	—	—	129,183	—	129,183
Recission of common stock for services	(50,000)	(250)	(31,250)	—	(31,500)
Issuance of common stock warrants	—	—	36,969	—	36,969
Net loss	—	—	—	(1,945,735)	(1,945,735)
Balance at June 30, 2006	14,652,481	73,263	9,591,098	(11,940,015)	(2,275,654)

Share-based awards compensation	—	—	56,785	—	56,785
Net loss	—	—	—	(525,144)	(525,144)
Balance at September 30, 2006	14,652,481	$73,263	$9,647,883	$(12,465,159)	$(2,744,013)

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	September 30,
	2006	2005
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net loss	$(525,144)	$(712,275)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	41,147	26,684
Amortization of discounts and deferred financing costs	75,618	71,886
Share based compensation expense	56,785	53,487
Induced conversion of debt charge	—	40,179
Changes in Assets and Liabilities:
Accounts receivable-trade	543,045	(48,795)
Inventory	(97,845)	(120,201)
Deferred loan costs and other current assets	(23,491)	(19,234)
Accounts payable	10,133	55,358
Accrued liabilities	(7,300)	66,952
Deferred revenue	(113,081)	(8,072)
Net cash used by operating activities	(40,133)	(594,031)

Cash flows from investing activities:
Purchase of property and equipment	(4,442)	(62,164)
Net cash used by investing activities	(4,442)	(62,164)

Cash flows from financing activities:
Repayment of debt	(163,333)	(62,324)
Proceeds from exercise of options and warrants	—	1,600
Proceeds from debt	18,341	—
Net cash used by financing activities	(144,992)	(60,724)

Net change in cash and cash equivalents	(189,567)	(716,919)

Cash and cash equivalents at beginning of period	615,204	1,361,717

Cash and cash equivalents at end of period	$425,637	$644,798

Supplemental disclosure of cash flow information:
Interest paid	$117,968	$99,336
Income taxes paid	$—	$—

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

The accompanying unaudited consolidated financial statements of Time America, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three month period ended September 30, 2006, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

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

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share—Based Payment,” using the modified prospective-transition method.  Under this transition method, compensation expense recognized for the three months ended September 30 of fiscal year 2007 includes:  (a) compensation expense for all share-based payments granted prior to, but not yet vested as of June 30, 2005 based on the grant date fair value estimated and (b) compensation expense for all share-based payments granted subsequent to June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R).  Results for prior periods have not been restated.  The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.

As a result of the adoption of SFAS 123(R), the Company’s net loss for the three month periods ended September 30, 2006 and 2005 is $56,785 and $53,487, respectively, greater than if it had continued to account for share-based compensation under APB 25.

Note D - Long-term Debt:

In August 2006, the Company amended the terms of the term note with Laurus Master Funds (“Laurus”) to change the monthly principal payment for the period of September 2006 through February 2007 from $66,667 to $30,000.  The deferred principal amount has been added as a balloon payment at the end of the term.

In July 2006, the Company amended the terms of the note agreements with Frances Simek to defer the monthly principal payments for the period of July 2006 through December 2006.  The amortization period of the note was increased by six months to compensate for the deferred principal payments.

Note E - New Accounting Pronouncements:

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

Note F - Asset Sale

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

The sale generated cash to the Company at closing of approximately $530,000. The purchase price under the Purchase Agreement included cash payable to the Company at the closing in consideration for a copy of the source code and related intellectual property. The consideration for the ASP and maintenance contracts was determined based on multiples of the projected annualized revenues under such contracts. At closing, the Company received in cash 100% of the total consideration for the customer ASP contracts and 40% of the total consideration for the maintenance contracts.  The remaining consideration for the maintenance contracts is payable quarterly over the next 14 months. The Company will also be transitioning over additional ASP customers over the next six months, which the Company will be paid for at the time of such transfers.  Additionally, for the 12-month period following the closing, the Company will receive monthly royalty payments equal to 27.5% of the revenues in connection with direct channel sales opportunities specified at closing

Note G - Basis of Presentation and Going Concern:

Through September 30, 2006, the Company had sustained recurring losses from operations, and as of September 30, 2006, the Company estimates that its working capital and funds generated from operations are sufficient to fund the Company’s operations for the next three months.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  During fiscal 2007, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, its borrowing capacity under its two credit facilities, and other financing as required.  While the Company believes that it will succeed in attracting additional capital, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses.  However, there can be no assurance that the Company’s efforts to achieve and maintain profitable operations will be successful.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2. Management’s Discussion And Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2006.  We believe our most critical accounting policies are revenue recognition, software development costs, allowance for potentially uncollectible accounts receivable and valuation of stock-based compensation.

We license software and sell data collection hardware and related ancillary products to end-user customers through our direct sales force as well as reseller channel customers through independent resellers. Our software license revenue is earned from perpetual licenses of off-the-shelf software requiring no or minor modification or customization. The software license, data collection hardware and related ancillary product revenues from our end-user customers and reseller channel customers are generally recognized when:

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

•                  The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties; and

•                  Collectibility is probable.

Vendor-specific objective evidence of fair value is based upon the price charged when these services are sold separately and are typically an hourly rate for professional services and a per-class rate for training. Based upon our experience in completing professional services, we have determined that these services are typically delivered within a 12-month period subsequent to the contract signing and therefore we classify deferred professional services as a current liability.

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

If the arrangement includes a substantive acceptance provision, we defer revenue not meeting the criterion for recognition under Statement of Position 97-2, “Software Revenue Recognition,” and classify this revenue as deferred revenue, including deferred product revenue. This revenue is recognized, assuming all other conditions for revenue recognition have been satisfied, when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee. If the payment terms for the arrangement are considered extended, we defer revenue on the arrangement until the payment of the arrangement fee becomes due. The deferred amounts related to arrangements with extended payment terms are removed from deferred revenue and accounts receivable, as we have determined that these amounts do not represent either receivables or deferred revenue until the payment becomes due. We report the allocated fair value of revenues related to the product element of arrangements as a current liability because of the expectation that these revenues will be recognized within 12 months of the balance sheet date.

We capitalize software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility of the product.  The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in software and hardware technology.  Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a product-by-product basis using straight-line amortization with useful lives of five years or, if less, the remaining estimated economic life of the product.  Amounts related to internal software development that could be capitalized under this statement were deemed immaterial for the periods presented.

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

  Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Results of Operations for the Three Months Ended September 30, 2006

Revenues:

	Three Months Ended
	September 30, 2006	September 30, 2005	Percent Change
Revenues	$1,450,592	$1,470,813	(1%)

See “Product Sales” and “Service Revenue” below for a discussion regarding the change.

Product Sales:

	Three Months Ended
	September 30, 2006	September 30, 2005	Percent Change
Product sales	$1,056,035	$1,017,564	4%
Product sales as a percent of total revenues	73%	69%	—

Product sales have remained relatively flat over the three months ended September 30, 2006.

Service Revenue:

	Three Months Ended
	September 30, 2006	September 30, 2005	Percent Change
Service revenue	$394,557	$453,249	(13%)
Service revenue as a percent of total revenues	27%	31%	—

The decrease in our service revenue in the current quarter was primarily attributable to approximately a $72,000 decrease in maintenance revenue and a $37,000 decrease in implementation and training revenue as a result of the sale of certain maintenance contracts on March 31, 2006.  This decrease was partially offset by an increase of approximately $50,000 in our NETtime software service revenue over the prior year period.

Gross Profit:

	Three Months Ended
	September 30, 2006	September 30, 2005
Product gross margin	51%	47%
Service gross margin	55%	53%
Total gross margin	52%	49%

Our gross profit percentage on products is typically between 50% to 60% depending upon the mix of software versus hardware sales and the makeup of hardware sales.  Our product revenue is comprised of software and hardware sales, with hardware sales yielding a significantly lower gross profit than software sales.   Hardware revenue is primarily derived from the sale of two versions of general data collection terminals, badge terminals and biometric units.  The gross profit is greater on badge terminals than biometric units because we add value to our badge terminals by installing software on the terminals.

Our gross profit percentage on services revenue was relatively flat for both periods presented.

Operating Expenses:

	Three Months Ended
	September 30, 2006	September 30, 2005	Percent Change
Total costs and expenses	$1,190,501	$1,296,852	(8%)
Total costs and expenses as a percent of total revenues	82%	88%	—

Sales and Marketing Expense:

	Three Months Ended
	September 30, 2006	September 30, 2005	Percent Change
Sales and marketing expense	$349,045	$594,356	(41%)
Sales and marketing expense as a percent of total revenues	24%	40%	—

The decrease in sales and marketing expenses in the current quarter is primarily attributable to lower costs as the result of the sale of the majority of our direct sales operations on March 31, 2006.  As a result of this sale, our sales and marketing labor expense decreased by approximately $143,000 and our advertising and promotion expenses decreased by approximately $100,000.

Research and Development Expense:

	Three Months Ended
	September 30, 2006	September 30, 2005	Percent Change
Research and development expense	$465,302	$364,616	28%
Research and development expense as a percent of total revenues	32%	25%	—

The increase in research and development expenses is primarily attributable to labor and other costs associated with the development of our custom solution to a Fortune 100 company, development in our data collection terminal and enhancement of our software offerings.

General and Administrative Expense:

	Three Months Ended
	September 30, 2006	September 30, 2005	Percent Change
General and administrative expense	$376,154	$337,880	11%
General and administrative expense as a percent of total revenues	26%	23%	—

The increase in general and administrative expenses is primarily due to increased accounting fees and expenses associated with the preparation and filing of a registration statement in the current quarter.

Other Expense:

	Three Months Ended
	September 30, 2006	September 30, 2005	Percent Change
Other expense	$85,179	$139,046	(39%)
Other expense as a percent of total revenues	6%	10%	—

Other income (expense) consists primarily of interest expense and other income on the gain on sale of assets.  The decrease in other expense is primarily due an to increase in other income from the gain on sale of assets that occurred on March 31, 2006.  We are recognizing the gain on the sale of certain of those assets over a 12-month period and are also recording a gain based on maintenance contract renewals during the period.

Liquidity and Capital Resources

Cash Flow Highlights:

	Three Months Ended September 30,		Percentage
	2006	2005	Change
Net cash from operations	$(40,133)	$(594,031)	93%
Purchase of property and equipment	$(4,442)	$(62,164)	93%
Repayment of debt	$(163,333)	$(62,324)	(162%)
Proceeds from debt	$18,341	$—	n/a
Net change is cash	$(189,567)	$(716,919)	74%
Cash at end of period	$425,637	$644,798	(34%)

At September 30, 2006, we had a working capital deficit of $1,163,286, compared to working capital of $580,808 at June 30, 2006.  Cash and cash equivalents at those dates amounted to $425,637 and $615,204, respectively.  We have funded our operations for the past six years primarily through a combination of sales of equity securities and debt financing.

Operations.  The net cash used from operations in the current period was primarily attributable to the net loss of $525,144.  Included in the net loss was a total of $173,550 of non-cash charges.  Also contributing to the net cash used was a decrease in deferred revenue of $113,081.  Net cash used during this period was partially offset by a decrease in accounts receivable of $543,045.

Investment Activities. Our use of cash for property and equipment includes investments in information systems and infrastructure to support operations.

Financing Activities   Our repayment of debt in the current period increased from the prior year period as we are carrying over $1,000,000 in additional debt compared to the prior year quarter.

Our liquidity is affected by many factors, some based on the normal ongoing operations of our business and others related to the uncertainties of the time and attendance industry and global economies.  Although our cash requirements will continue to fluctuate based on the timing and extent of these factors, we believe that our current cash reserves, cash generated from operations, recent financings, and our borrowing capacity under our two credit facilities, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next three months. At September 30, 2006 we had approximately $1,170,000 outstanding under our $1,500,000 revolving note.  We can borrow up to the $1,500,000 limit assuming we have sufficient eligible accounts receivable and inventory balances.  We also have $250,000 in unused capacity under a line of credit with a shareholder of the Company.

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

Item 6. Exhibits and Reports.

(a)       The following exhibits are filed herewith pursuant to Regulation S-B.

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME AMERICA, INC.

Dated: November 14, 2006

	By	/s/ Thomas J. Klitzke
Thomas J. Klitzke
Principal Accounting Officer