Form 10QSB/A
period 2006-03-31
TIME AMERICA INC
filed 2006-12-01
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 2)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On July 27, 2006, the issuer had outstanding 15,004,404 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes ☐    No ☒

Explanatory Note

We are filing this Amendment No. 2 to our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 for the purpose of updating the exhibit index to indicate that portions of a referenced exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission and to refile an exhibit to amend the previously included legend to make clear that the text omitted was filed separately with the Securities and Exchange Commission. In addition, we have amended Item 6 of Part II to reflect the filing of updated certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and we have filed certifications pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Other than the changes regarding the restatement and related disclosures, no other information in this Amendment No. 2 has been updated to reflect any subsequent information or events since the original filing of this Form 10-QSB on May 10, 2006, as amended by Amendment No. 1 to this Form 10-QSB, filed on July 31, 2006.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, the Company is not currently involved in any legal proceedings.

Item 6. Exhibits and Reports on Form 8-K.

(a)                                  The following exhibits are filed herewith pursuant to Regulation S-B.

10.1	Asset Purchase Agreement, dated April 12, 2006 between Time America, Inc. and Unitime Systems, Inc. (*)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32	Section 906 Certifications

(*)Portions of the referenced exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME AMERICA, INC.

Dated: December 1, 2006
	By	/s/ Thomas J. Klitzke
Thomas J. Klitzke
Principal Accounting Officer