Form 10QSB
period 2006-12-31
TIME AMERICA INC
filed 2007-02-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At February 12, 2007, the issuer had outstanding 15,162,404 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes  ☐      No  ☒

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements.

TIME AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2006	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$180,815	$615,204
Accounts receivable — trade, net	1,699,312	2,289,678
Inventory	635,413	653,159
Deferred loan costs and other current assets	275,954	315,226

Total Current Assets	2,791,494	3,873,267

Property and equipment, net	444,199	502,309
Other Assets	74,023	202,952

Total Assets	$3,309,716	$4,578,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$2,105,503	$2,081,122
Accounts payable	901,293	688,623
Accrued liabilities	678,474	739,958
Deferred revenue	644,428	944,372

Total Current Liabilities	4,329,698	4,454,075

Long-term debt, less current portion	1,646,368	2,192,472

Total Liabilities	5,976,066	6,646,547

Common stock subject to registration rights (351,923 shares)	207,635	207,635

Commitments:	—	—

Stockholders’ Equity (Deficit):
Common stock, $.005 par value, 50,000,000 shares authorized; 14,707,481 and 14,652,481 shares issued and outstanding	73,538	73,263
Contributed capital	9,681,125	9,591,098
Accumulated deficit	(12,628,648)	(11,940,015)

Total Stockholders’ Equity (Deficit)	(2,873,985)	(2,275,654)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,309,716	$4,578,528

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Product sales	$1,513,678	$1,049,357	$2,569,713	$2,066,921
Services revenue	568,662	489,998	963,219	943,247

Total Revenues	2,082,340	1,539,355	3,532,932	3,010,168

Cost of Revenues:
Product	706,682	481,913	1,228,097	1,016,344
Services	189,266	216,219	367,907	428,978

Total Cost of Revenues	895,948	698,132	1,596,004	1,445,322

Gross Profit	1,186,392	841,223	1,936,928	1,564,846

Costs and Expenses:
Sales and marketing	394,672	537,336	743,717	1,131,692
Research and development	464,530	382,534	929,832	747,150
General and administrative	377,476	382,920	753,630	720,801

Total Costs and Expenses	1,236,678	1,302,790	2,427,179	2,599,643

Net Loss from Operations	(50,286)	(461,567)	(490,251)	(1,034,797)

Other Income (Expense):
Interest expense	(188,270)	(142,081)	(385,802)	(318,497)
Other	74,444	6,915	184,116	38,420
Interest income	623	2,965	3,304	8,831

	(113,203)	(132,201)	(198,382)	(271,246)

Net Loss	$(163,489)	$(593,768)	$(688,633)	$(1,306,043)

Basic and Diluted Loss per Share	$(0.01)	$(0.04)	$(0.05)	$(0.09)

Basic and Diluted Weighted Average Shares Outstanding	14,677,535	14,651,981	14,665,008	14,455,975

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED JUNE 30, 2006 AND
THE SIX MONTH PERIOD ENDED DECEMBER 31, 2006 (Unaudited)

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2005	14,251,552	$71,258	$9,269,497	$(9,994,280)	$(653,525)

Exercise of stock options	4,500	22	1,653	—	1,675
Conversion of debt to common stock	446,429	2,233	247,767	—	250,000
Induced conversion of debt	—	—	40,179	—	40,179
Transfer of warrants to liability	—	—	(102,900)	—	(102,900)
Share-based awards compensation	—	—	129,183	—	129,183
Recission of common stock for services	(50,000)	(250)	(31,250)	—	(31,500)
Issuance of common stock warrants	—	—	36,969	—	36,969
Net loss	—	—	—	(1,945,735)	(1,945,735)
Balance at June 30, 2006	14,652,481	73,263	9,591,098	(11,940,015)	(2,275,654)

Exercise of stock warrants	25,000	125	3,625	—	3,750
Share-based awards compensation	—	—	74,552	—	74,552
Issuance of common stock for financing	30,000	150	11,850	—	12,000
Net loss	—	—	—	(688,633)	(688,633)
Balance at December 31, 2006	14,707,481	$73,538	$9,681,125	$(12,628,648)	$(2,873,985)

See Notes to Consolidated Financial Statements

TIME AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	December 31,
	2006	2005
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net loss	$(688,633)	$(1,306,043)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	81,936	54,520
Amortization of discounts and deferred financing costs	157,046	144,973
Share based compensation expense	74,552	72,067
Induced conversion of debt charge	—	40,179
Issuance of common stock for financing	12,000	—
Changes in Assets and Liabilities:
Accounts receivable-trade	590,366	(148,291)
Inventory	17,746	(246,225)
Deferred loan costs and other current assets	39,272	19,956
Accounts payable	212,670	170,372
Accrued liabilities	(61,484)	106,782
Deferred revenue	(299,944)	68,127
Net cash provided (used) by operating activities	135,527	(1,023,583)

Cash flows from investing activities:
Purchase of property and equipment	(23,826)	(131,023)
Net cash used by investing activities	(23,826)	(131,023)

Cash flows from financing activities:
Repayment of debt	(868,181)	(138,892)
Proceeds from exercise of options and warrants	3,750	1,600
Proceeds from debt	318,341	500,000
Net cash provided (used) by financing activities	(546,090)	362,708

Net change in cash and cash equivalents	(434,389)	(791,898)

Cash and cash equivalents at beginning of period	615,204	1,361,717

Cash and cash equivalents at end of period	$180,815	$569,819

Supplemental disclosure of cash flow information:
Interest paid	$229,904	$168,826
Income taxes paid	$—	$—

See Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note A — Basis of Presentation and Interim Consolidated Financial Statements

Time America, Inc. is a holding corporation.  Our operations are conducted through our wholly-owned subsidiaries, one of which is also named Time America, Inc.  Our other subsidiary is NetEdge Devices, LLC.  Unless the context indicates otherwise, references to the Company in this report shall include both Time America (the parent company organized in Nevada), Time America (our wholly-owned subsidiary organized in Arizona) and NetEdge Devices, LLC, an Arizona limited liability company.

The accompanying unaudited consolidated financial statements of Time America, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the six month period ended December 31, 2006, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Note B — Income (Loss) Per Share:

Basic income (loss) per share of common stock was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.  At December 31, 2006 and 2005, no outstanding options or warrants were included in the determination of diluted loss per share as their effect would have been anti-dilutive.

Note C — Stock Based Compensation:

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

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share—Based Payment,” using the modified prospective-transition method.  Under this transition method, compensation expense recognized for the three months ended and six months ended of fiscal year 2007 includes:  (a) compensation expense for all share-based payments granted prior to, but not yet vested as of June 30, 2005 based on the grant date fair value estimated and (b) compensation expense for all share-based payments granted subsequent to June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R).  Results for prior periods have not been restated.  The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.

As a result of the adoption of SFAS 123(R), the Company’s net loss for the six month periods ended December 31, 2006 and 2005 is $74,552 and $72,067, respectively, greater than if it had continued to account for share-based compensation under APB 25.

Note D — Long-term Debt:

In August 2006, the Company amended the terms of its term note with Laurus Master Funds, Ltd. (“Laurus”) to change the monthly principal payment for the period of September 2006 through February 2007 from $66,667 to $30,000.  The deferred principal amount has been added as a balloon payment at the end of the term.  In January 2007, the term note was paid in full (see Note H — Subsequent Events).

In July 2006, the Company amended the terms of its note agreements with Frances Simek to defer the monthly principal payments for the period of July 2006 through December 2006.  The amortization period of the note was increased by six months to compensate for the deferred principal payments.

In December 2006, the Company entered into a subordinated note agreement with a shareholder and existing debt holder.  The note is a 90-day note with the principal due in 90 days and monthly interest payments at 10%.  In consideration for agreeing to subordinate repayment of the note, the Company issued 30,000 shares of restricted common stock to the holder of the subordinated note.  The fair value of the stock has been recorded as a deferred loan issue charge and is reported in deferred loan costs and other current assets on the balance sheet at December 31, 2006.

Note E — New Accounting Pronouncements:

In September 2006, the Financial Accounting Standard Board issued a Statement of Financial Accounting Standards SFAS No. 157 (“SFAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material affect on our financial position or results of operations.

Note F — Asset Sale

Effective March 31, 2006, the Company closed on the sale of certain of the Company’s direct sales assets pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”). Under the terms of the Purchase Agreement, certain assets associated with the Company’s direct sales business were sold, including a copy of the source code and other intellectual property relating to the Company’s NETtime, HourTrack and GENESIS time and attendance software products, related ASP and maintenance contracts, and certain specified direct channel sales opportunities.

The sale generated cash to the Company at closing of approximately $530,000. The purchase price under the Purchase Agreement included cash payable to the Company at the closing in consideration for a copy of the source code and related intellectual property. The consideration for the ASP and maintenance contracts was determined based on multiples of the projected annualized revenues under such contracts. At closing, the Company received in cash 100% of the total consideration for the existing customer ASP contracts and 40% of the total consideration for the existing maintenance contracts.  The remaining consideration for the maintenance contracts is payable quarterly over the 14-month period following the closing. The Company was also required to transition additional ASP customers over the next six months following the closing, which the Company will be paid for at the time of such transfers.  Additionally, for the 12-month period following the closing, the Company will receive monthly royalty payments equal to 27.5% of the revenues in connection with direct channel sales opportunities specified at closing.

Note G — Basis of Presentation and Going Concern:

Through December 31, 2006, the Company had sustained recurring losses from operations, and as of February 8, 2007, the Company estimates that its working capital and funds generated from operations are sufficient to fund the Company’s operations for the next six months.  This estimate takes into account the asset sale as discussed in Note H below.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  During fiscal 2007, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, its borrowing capacity under its two credit facilities, the asset sale as discussed in Note H below, and other financing as required.  While the Company believes that it will succeed in attracting additional capital, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses.  However, there can be no assurance that the Company’s efforts to achieve and maintain profitable operations will be successful.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note H — Subsequent Events:

On January 16, 2007, the Company entered into an Asset Purchase Agreement with Synel Industries, Inc., an Israeli registered corporation (“Synel”). Under the agreement, Synel purchased the Company’s reseller sales channel, source code and related intellectual property for the Company’s GENESIS, HourTrack, and TA7000 product series, certain use rights associated with the Company’s NETtime source code, and all of the Company’s rights associated with the “Time America” name. The Company intends to change its name to NETtime Solutions. The sale closed on January 22, 2007.

Under the agreement, the purchase price for the acquired assets is $2.5 million, $250,000 of which is being held in escrow pending fulfillment of certain post-closing obligations. The remaining consideration under the agreement for the acquired assets consists of royalty payments, payable to the Company quarterly over the next four years, equal to 5% of the revenue derived from Synel’s U.S. sales of TA7000 units outside of Synel’s established U.S. customer base. Additionally, Synel purchased certain of the Company’s TA7000 inventory for $140,000 cash. Part of the proceeds from the sale was used to repay in full all of the

Company’s existing indebtedness owing to Laurus Master Fund Ltd. under its Secured Convertible Term Note, dated January 3, 2006.

For the three months and six months ended December 31, 2006, the reseller sales channel accounted for approximately 58% and 66%, respectively, of the Company’s gross product sales.  For years ended June 30, 2005 and 2006, the reseller sales channel accounted for approximately 69% and 66%, respectively, of the Company’s gross product sales.  The Company does not distinguish operationally or financially its activities other than gross product sales between its sales channels and as such the Company has not accounted for the sale as discontinued operations under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Subsequent to the sale to Synel, the Company will derive its sales from direct sales generated through its business alliance program, and other select direct sales opportunities.

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

Results of Operations for the Three and Six Months Ended December 31, 2006 and 2005

This analysis does not take into account the sale of the Company’s reseller activity as discussed in Note H in the financial statements.  The company expects to experience a significant decrease in both revenue and operating expenses as a result of the sale.

Revenues:

	Three Months Ended			Six Months Ended
	December 31, 2006	December 31, 2005	Percent Change	December 31, 2006	December 31, 2005	Percent Change
Revenues	$2,082,340	$1,539,355	35%	$3,532,932	$3,010,168	17%

See “Product Sales” and “Service Revenue” below for a discussion regarding the change.

Product Sales:

	Three Months Ended			Six Months Ended
	December 31, 2006	December 31, 2005	Percent Change	December 31, 2006	December 31, 2005	Percent Change
Product sales	$1,513,678	$1,049,357	44%	$2,569,713	$2,066,921	24%
Product sales as a percent of total revenues	73%	68%	—	73%	69%	—

Product sales revenue was approximately $1,514,000 and $1,049,000 for the three months ended December 31, 2006 and 2005, respectively, an increase of $465,000 or 44%.  The increase in product sales for the three months ended December 31, 2006, as compared to the same period in the prior year, was primarily attributable to increased sales to a Fortune 100 company.

Product sales revenue was approximately $2,570,000 and $2,067,000 for the six months ended December 31, 2006 and 2005, respectively, an increase of $503,000 or 24%.  The increase in product sales for the six months ended December 31, 2006, as compared to the same period in the prior year, was primarily attributable to increased sales to a Fortune 100 company.

Service Revenue:

	Three Months Ended			Six Months Ended
	December 31, 2006	December 31, 2005	Percent Change	December 31, 2006	December 31, 2005	Percent Change
Service revenue	$568,662	$489,998	16%	$963,219	$943,247	2%
Service revenue as a percent of total revenues	27%	32%	—	27%	31%	—

The increase in our service revenue in the current quarter was primarily attributable to approximately a $116,000 increase in our implementation and training revenue and a $55,000 increase in our NETtime software service revenue over the prior year period.  The increase in implementation and training revenue correlates with the 44% increase in product sales.  The increase in NETtime software service revenue is due to adding additional customers to the existing recurring revenue base.  This increase was partially offset by a decrease of approximately $92,000 in maintenance revenue as a result of the sale of certain maintenance contracts on March 31, 2006.

The increase in our service revenue in the six month period was primarily attributable to approximately a $79,000 increase in our implementation and training revenue and a $105,000 increase in our NETtime software service revenue over the prior year period.  This increase was partially offset by a decrease of approximately $164,000 in maintenance revenue as a result of the sale of certain maintenance contracts on March 31, 2006.

Gross Profit:

	Three Months Ended		Six Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Product gross margin	53%	54%	52%	51%
Service gross margin	67%	56%	62%	55%
Total gross margin	57%	55%	55%	52%

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

Our gross profit percentage on services revenue increased as we were able to increase our implementation and training revenue while also reducing our labor costs.  In addition, we also increased our NETtime software service revenue which does not require substantial additional costs to increase the volume of users on the service.

Operating Expenses:

	Three Months Ended			Six Months Ended
	December 31, 2006	December 31, 2005	Percent Change	December 31, 2006	December 31, 2005	Percent Change
Total costs and expenses	$1,236,678	$1,302,790	(5)%	$2,427,179	$2,599,643	(7)%
Total costs and expenses as a percent of total revenues	59%	85%	—	69%	86%	—

Sales and Marketing Expense:

	Three Months Ended			Six Months Ended
	December 31, 2006	December 31, 2005	Percent Change	December 31, 2006	December 31, 2005	Percent Change
Sales and marketing expense	$394,672	$537,336	(27)%	$743,717	$1,131,692	(34)%
Sales and marketing expense as a percent of total revenues	19%	35%	—	21%	38%	—

The decrease in sales and marketing expenses in the current quarter is primarily attributable to lower costs as the result of the sale of the majority of our direct sales operations on March 31, 2006.  As a result of this sale, our sales and marketing labor expense decreased by approximately $49,000, advertising and promotion expenses decreased by approximately $61,000, and travel expense decreased by approximately $28,000.

The decrease in sales and marketing expenses in the six month period is also primarily attributable to lower costs as the result of the sale of the majority of our direct sales operations on March 31, 2006.  As a result of this sale, our sales and marketing labor expense decreased by approximately $151,000, advertising and promotion expenses decreased by approximately $133,000, and travel expense decreased by approximately $61,000.

Research and Development Expense:

	Three Months Ended			Six Months Ended
	December 31, 2006	December 31, 2005	Percent Change	December 31, 2006	December 31, 2005	Percent Change
Research and development expense	$464,530	$382,534	21%	$929,832	$747,150	24%
Research and development expense as a percent of total revenues	22%	25%	—	26%	25%	—

The increase in research and development expenses is primarily attributable to labor and other costs associated with the development of our custom solution for a Fortune 100 company, development in our data collection terminal and enhancement of our software offerings.

General and Administrative Expense:

	Three Months Ended			Six Months Ended
	December 31, 2006	December 31, 2005	Percent Change	December 31, 2006	December 31, 2005	Percent Change
General and administrative expense	$377,476	$382,920	(1)%	$753,630	$720,801	5%
General and administrative expense as a percent of total revenues	18%	25%	—	21%	24%	—

General and administrative expenses have remained relatively flat over the three months ended December 31, 2006.

The increase in general and administrative expenses for the six month period was primarily due to increased accounting fees and expenses associated with the preparation and filing of a registration statement with the Securities and Exchange Commission.

Other Expense:

	Three Months Ended			Six Months Ended
	December 31, 2006	December 31, 2005	Percent Change	December 31, 2006	December 31, 2005	Percent Change
Other expense	$113,203	$132,201	(14)%	$198,382	$271,246	(27)%
Other expense as a percent of total revenues	5%	9%	—	6%	9%	—

Other income (expense) consists primarily of interest expense and other income on the gain on sale of assets.  The decrease in other expense is primarily due to an increase in other income from the gain on sale of assets that occurred on March 31, 2006.  We are recognizing the gain on the sale of certain of those assets over a 12-month period and are also recording a gain based on maintenance contract renewals during the period.  The decrease was partially offset by an increase of approximately $46,000 and $67,000, respectively, in interest expense for the current quarter and six month period.

Liquidity and Capital Resources

Cash Flow Highlights:

	Six Months Ended December 31,		Percentage
	2006	2005	Change
Net cash from operations	$135,527	$(1,023,583)	113%
Purchase of property and equipment	$(23,826)	$(131,023)	82%
Repayment of debt	$(868,181)	$(138,892)	(525)%
Proceeds from debt	$318,341	$500,000	(36)%
Net change is cash	$(434,389)	$(791,898)	45%
Cash at end of period	$180,815	$569,819	(68)%

At December 31, 2006, we had a working capital deficit of $1,538,204, compared to working capital deficit of $580,808 at June 30, 2006.  Cash and cash equivalents at those dates amounted to $180,815 and $615,204, respectively.  We have funded our operations for the past six years primarily through a combination of sales of equity securities and debt financing.

Operating Activities. Although we had a net loss of $688,633 in the current period, we were able to generate $135,527 in net cash from operations in the current period. This was primarily attributable to a decrease in accounts receivable of $590,366, an increase in accounts payable of $212,760 and the fact that included in the net loss was a total of $325,534 of non-cash charges. Deferred revenue decreased by $299,944 in the current period decreasing our cash flow from operations.

Investment Activities. Our use of cash for property and equipment includes investments in information systems and infrastructure to support operations.

Financing Activities.   Cash flows used by financing activities was $546,090 for the current period primarily as the result of $868,181 in debt payments. The cash flows used by financing activities was partially offset by debt proceeds of  $318,841 of which $300,000 was from a financing transaction completed during the second quarter of fiscal year 2007.

Our liquidity is affected by many factors, some based on the normal ongoing operations of our business and others related to the uncertainties of the time and attendance industry and global economies.  Although our cash requirements will continue to fluctuate based on the timing and extent of these factors, we believe that our current cash reserves, cash generated from operations, cash received from recent asset sales, recent financings, and our borrowing capacity under our two credit facilities, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next six months. At December 31, 2006, we had approximately $580,000 outstanding under our $1,500,000 revolving note.  We can borrow up to the $1,500,000 limit assuming we have sufficient eligible accounts receivable and inventory balances.  We also have $250,000 in unused capacity under a line of credit with a shareholder of the Company.

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

Subsequent Events

On January 16, 2007, the Company entered into an Asset Purchase Agreement with Synel Industries, Inc., an Israeli registered corporation (“Synel”). Under the agreement, Synel purchased the Company’s reseller sales channel, source code and related intellectual property for the Company’s GENESIS, HourTrack, and TA7000 product series, certain use rights associated with the Company’s NETtime source code, and all of the Company’s rights associated with the “Time America” name. The Company intends to change its name to NETtime Solutions. The sale closed on January 22, 2007.

Under the agreement, the purchase price for the acquired assets was $2.5 million, $250,000 of which is being held in escrow pending fulfillment of certain post-closing obligations. The remaining consideration under the agreement for the acquired assets consists of royalty payments, payable to the Company quarterly over the next four years, equal to 5% of the revenue derived from Synel’s U.S. sales of TA7000 units outside of Synel’s established U.S. customer base. Additionally, Synel purchased certain of the Company’s TA7000 inventory for $140,000 cash. Part of the proceeds from the sale was used to repay in full all of the Company’s existing indebtedness owing to Laurus Master Fund Ltd. under its Secured Convertible Term Note, dated January 3, 2006.

For the three months and six months ended December 31, 2006, the reseller sales channel accounted for approximately 58% and 66%, respectively, of the Company’s gross product sales.  For fiscal years ended June 30, 2005 and 2006, the reseller sales channel accounted for approximately 69% and 66%, respectively, of the Company’s gross product sales.  The Company does not distinguish operationally or financially its activities other than gross product sales between its sales channels and as such the Company has not accounted for the sale as discontinued operations under SFAS No. 144 (“Accounting for the Impairment or Disposal of Long-Lived Assets”).

Subsequent to the sale to Synel, the Company will derive its sales from direct sales generated through its business alliance program, and other select direct sales opportunities.  The Company also intends to consider other business opportunities as appropriate, including opportunities that may not be related to the Company’s current operations.

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

10.1

Asset Purchase Agreement, dated January 16, 2007, by and among Time America, Inc., a Nevada corporation, Time America, Inc., an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company and Synel Industries Ltd., an Israeli registered corporation, and Time America, Inc., a Delaware corporation

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32	Section 906 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIME AMERICA, INC.
Dated: February 14, 2007
	By:	/s/ Jonathan Weiss
Jonathan Weiss
President and Chief Executive Officer
(Principal Executive Offices)