Form 10QSB
period 2007-03-31
NETtime Solutions, Inc
filed 2007-05-15
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File number 001-10320

NETtime Solutions, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	13-3465289
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

8840 East Chaparral Road, Suite 100, Scottsdale, AZ 85250
(Address of principal executive offices)

(480) 296-0400
(Issuer’s telephone number)

Time America, Inc.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 11, 2007, the issuer had outstanding 15,382,404 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes ☐   No ☒

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements.

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$619,508	$615,204
Restricted cash and cash equivalents	250,000	—
Accounts receivable — trade, net	1,514,128	2,289,678
Inventory	141,258	653,159
Deferred loan costs and other current assets	245,153	315,226

Total Current Assets	2,770,047	3,873,267

Property and equipment, net	320,080	502,309
Other Assets	45,512	202,952

Total Assets	$3,135,639	$4,578,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$1,151,485	$2,081,122
Accounts payable	571,209	688,623
Accrued liabilities	667,294	739,958
Deferred revenue	647,493	944,372

Total Current Liabilities	3,037,481	4,454,075

Long-term debt, less current portion	982,454	2,192,472

Total Liabilities	4,019,935	6,646,547

Common stock subject to registration rights (351,923 shares)	207,635	207,635

Commitments:	—	—

Stockholders’ Equity (Deficit):
Common stock, $.005 par value, 50,000,000 shares authorized; 15,010,481 and 14,652,481 shares issued and outstanding	75,053	73,263
Contributed capital	9,836,880	9,591,098
Accumulated deficit	(11,003,864)	(11,940,015)

Total Stockholders’ Equity (Deficit)	(1,091,931)	(2,275,654)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,135,639	$4,578,528

See Notes to Consolidated Financial Statements

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Product sales	$917,262	$1,256,006	$3,486,975	$3,322,927
Services revenue	454,110	467,154	1,417,329	1,410,401

Total Revenues	1,371,372	1,723,160	4,904,304	4,733,328

Cost of Revenues:
Product	536,439	684,943	1,764,536	1,701,287
Services	156,336	224,316	524,243	653,294

Total Cost of Revenues	692,775	909,259	2,288,779	2,354,581

Gross Profit	678,597	813,901	2,615,525	2,378,747

Costs and Expenses:
Sales and marketing	232,712	530,413	976,429	1,662,105
Research and development	363,490	383,600	1,293,322	1,130,750
General and administrative	379,952	299,616	1,133,582	1,020,417

Total Costs and Expenses	976,154	1,213,629	3,403,333	3,813,272

Net Loss from Operations	(297,557)	(399,728)	(787,808)	(1,434,525)

Other Income (Expense):
Interest expense	(169,346)	(186,057)	(555,148)	(504,554)
Gain on sale of assets	2,012,035	—	2,012,035	—
Loss on debt extinguishment	—	(298,108)		(298,108)
Other	79,635	425,848	263,751	464,267
Interest income	17	2,238	3,321	11,070

	1,922,341	(56,079)	1,723,959	(327,325)

Net Income (Loss)	$1,624,784	$(455,807)	$936,151	$(1,761,850)

Basic and Diluted Loss per Share	$0.11	$(0.03)	$0.06	$(0.12)

Basic Weighted Average Shares Outstanding	14,884,459	14,996,083	14,737,090	14,632,738
Diluted Weighted Average Shares Outstanding	15,135,028	14,996,083	14,934,577	14,632,738

See Notes to Consolidated Financial Statements

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2006 AND

THE NINE MONTH PERIOD ENDED MARCH 31, 2007 (Unaudited)

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2005	14,251,552	$71,258	$9,269,497	$(9,994,280)	$(653,525)

Exercise of stock options	4,500	22	1,653	—	1,675
Conversion of debt to common stock	446,429	2,233	247,767	—	250,000
Induced conversion of debt	—	—	40,179	—	40,179
Transfer of warrants to liability	—	—	(102,900)	—	(102,900)
Share-based awards compensation	—	—	129,183	—	129,183
Recission of common stock for services	(50,000)	(250)	(31,250)	—	(31,500)
Issuance of common stock warrants	—	—	36,969	—	36,969
Net loss	—	—	—	(1,945,735)	(1,945,735)
Balance at June 30, 2006	14,652,481	73,263	9,591,098	(11,940,015)	(2,275,654)

Exercise of stock options	3,000	15	435	—	450
Exercise of stock warrants	25,000	125	3,625	—	3,750
Share-based awards compensation	—	—	95,372	—	95,372
Issuance of common stock for financing	230,000	1,150	102,850	—	104,000
Issuance of common stock for services	100,000	500	43,500	—	44,000
Net income	—	—	—	936,151	936,151
Balance at March 31, 2007 (unaudited)	15,010,481	$75,053	$9,836,880	$(11,003,864)	$(1,091,931)

See Notes to Consolidated Financial Statements

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	March 31,
	2007	2006
	(unaudited)	(unaudited)
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Income (Loss)	$936,151	$(1,761,850)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Gain on sale of assets	(2,012,035)	—
Depreciation	111,694	90,605
Share based compensation expense	95,372	113,730
Common stock, stock options and warrants issued for services	148,000	213,104
Induced conversion of debt charge	—	40,179
Inventory relinquished as part of asset sale	(283,603)	—
Changes in Assets and Liabilities:
Accounts receivable-trade	775,550	(281,584)
Accounts receivable-other	—	(530,428)
Inventory	511,901	(286,543)
Deferred loan costs and other current assets	70,073	(15,900)
Other assets	157,440	72,180
Accounts payable	(117,414)	128,623
Accrued liabilities	(72,664)	288,520
Deferred revenue	(296,879)	129,203
Net cash provided (used) by operating activities	23,586	(1,800,161)

Cash flows from investing activities:
Purchase of property and equipment	(23,826)	(187,053)
Proceeds from sale of assets	665,024	—
Restricted cash held in escrow	(250,000)	—
Net cash provided (used) by investing activities	391,198	(187,053)

Cash flows from financing activities:
Repayment of debt	(733,021)	(1,209,111)
Proceeds from exercise of options and warrants	4,200	1,600
Proceeds from debt	318,341	2,500,000
Net cash provided (used) by financing activities	(410,480)	1,292,489

Net change in cash and cash equivalents	4,304	(694,725)

Cash and cash equivalents at beginning of period	615,204	1,361,717

Cash and cash equivalents at end of period	$619,508	$666,992

Supplemental disclosure of cash flow information:
Interest paid	$326,951	$201,254
Income taxes paid	$—	$—

Noncash investing and financing activities:
Conversion of debt to equity	$—	$250,000
Gain on sale of assets	$—	$425,848

See Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note A - Basis of Presentation and Interim Consolidated Financial Statements

On April 20, 2007, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to change the corporate name of Time America, Inc., a Nevada corporation, to NETtime Solutions, Inc.  The effective date of the parent corporate name change is May 10, 2007.  The Company filed a Second Amendment to the Articles on Incorporation with the Arizona Corporation Commission to change the corporate name of its wholly-owned subsidiary, Time America, Inc., a Arizona corporation, to NETtime Solutions, Inc.  The effective date of the subsidiary corporate name change is January 22, 2007.

NETtime Solutions, Inc. is a holding corporation (formerly Time America, Inc.).  Our operations are conducted through our wholly-owned subsidiaries, one of which is also named NETtime Solutions, Inc (formerly Time America, Inc.).  Our other wholly-owned subsidiary is NetEdge Devices, LLC.  Unless the context indicates otherwise, references to the Company in this report shall include NETtime Solutions (the parent company organized in Nevada), NETtime Solutions, Inc. (our wholly-owned subsidiary organized in Arizona) and NetEdge Devices, LLC, an Arizona limited liability company.

The accompanying unaudited consolidated financial statements of NETtime Solutions, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the nine month period ended March 31, 2007, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

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

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share—Based Payment,” using the modified prospective-transition method.  Under this transition method, compensation expense recognized for the three months ended and nine months ended March 31, 2007 includes:  (a) compensation expense for all share-based payments granted prior to, but not yet vested as of June 30, 2005 based on the grant date fair value estimated and (b) compensation expense for all share-based payments granted subsequent to June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R).  Results for prior periods have not been restated.  The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.

As a result of the adoption of SFAS 123(R), the Company’s net income for the nine month period ended March 31, 2007 is $95,372 lesser than if it had continued to account for share-based compensation under APB 25.  The Company’s net loss for the nine month period ended March 31, 2006 is $113,730 greater than if it had accounted for share-based compensation under APB 25.

Note D - Long-term Debt:

In August 2006, the Company amended the terms of its term note with Laurus Master Funds, Ltd. (“Laurus”) to change the monthly principal payment for the period of September 2006 through February 2007 from $66,667 to $30,000.  The deferred principal amount has been added as a balloon payment at the end of the term.  In January 2007, the term note was paid in full (see Note F – Asset Sale).

In July 2006, the Company amended the terms of its note agreements with Frances Simek to defer the monthly principal payments for the period of July 2006 through December 2006.  The amortization period of the note was increased by six months to compensate for the deferred principal payments.

In December 2006, the Company entered into a subordinated note agreement with Frances Simek.  The note is a 90-day note with the principal due in 90 days and monthly interest payments at an annual percentage rate of 10%.  In consideration for agreeing to subordinate repayment of the note, the Company issued 30,000 shares of restricted common stock to the holder of the subordinated note.  The fair value of the stock was recorded as a deferred loan issue charge. The Company amended the terms of this note agreement with Frances Simek to defer the monthly principal payments through December 2007.

In February 2007, the Company amended the terms of all its note agreements with Frances Simek to defer the monthly principal payments through December 2007.  The amortization period of the note was increased by 12 months to compensate for the deferred principal payments.  The Company issued 100,000 shares of its Common Stock to Frances Simek in consideration for consent to interest only payments through December 2007.

Note E - New Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement of Financial Accounting Standards Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of SFAS 159 on its financial position.

In September 2006, the Financial Accounting Standard Board issued a Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material affect on our financial position or results of operations.

Note F – Asset Sales

On January 16, 2007, NETtime Solutions, Inc (formerly Time America, Inc.)., a Nevada corporation (the “Company”), along with its subsidiaries, NETtime Solutions, Inc., an Arizona corporation (formerly Time America, Inc.), and NetEdge Devices, LLC, an Arizona limited liability company, entered into an Asset Purchase Agreement with Synel Industries, Inc., an Israeli registered corporation (“Synel”). Under the agreement, Synel purchased the Company’s reseller sales channel, source code and related intellectual property for the Company’s GENESIS, HourTrack, and TA7000 product series, certain use rights associated with the Company’s NETtime source code, and all of the Company’s rights associated with the “Time America” name. The sale closed on January 22, 2007.  In relation to the sale, on April 20, 2007, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State to change the corporate name of Time America, Inc., a Nevada corporation, to NETtime Solutions, Inc.  The effective date of the corporate name change is May 10, 2007.

Under the agreement, the purchase price for the acquired assets is $2.5 million, $250,000 of which is being held in escrow pending resolution of certain post-closing obligations are fulfilled. Other contingent consideration under the agreement for the acquired assets consists of royalty payments, payable to the Company quarterly over the four year period ending January 15, 2011, equal to 5% of the revenue derived from Synel’s U.S. sales of TA7000 units outside of Synel’s established U.S. customer base. Additionally, Synel purchased certain of the Company’s TA7000 inventory for $140,000. A portion of the proceeds from the sale were used to repay its Secured Convertible Term Note with Laurus, dated January 3, 2006.  In addition, the Company issued 100,000 shares of its Common Stock to Laurus in consideration for Laurus’s consent to extending the maturity date of the Company’s existing revolving note with Laurus, the asset sale to Synel, and the corporate name change.

The Company does not distinguish operationally or financially its activities other than gross product sales between its sales channels and as such the Company has not accounted for the sale as discontinued operations under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

The sale generated cash to the Company at closing of approximately $530,000. The purchase price under the Purchase Agreement included cash payable to the Company at the closing in consideration for a copy of the source code and related intellectual property. The consideration for the ASP and maintenance contracts was determined based on multiples of the projected annualized revenues under such contracts. At closing, the Company received in cash 100% of the total consideration for the existing customer ASP contracts and 40% of the total consideration for the existing maintenance contracts.  The remaining consideration for the maintenance contracts is payable quarterly over the 14-month period following the closing. The Company was also required to transition additional ASP customers during the six months following the closing, which the Company was paid for at the time of such transfers.  Additionally, for the 12-month period following the closing, the Company was to receive monthly royalty payments equal to 27.5% of the revenues in connection with the direct channel sales opportunities specified at closing. Subsequently, there were no royalties payments received in connection with the direct channel sales opportunities specified at closing.

Note G – Basis of Presentation and Going Concern:

Through March 31, 2007, the Company had sustained recurring losses from operations, and as of May 11, 2007, the Company estimates that its working capital and funds generated from operations are sufficient to fund the Company’s operations for the next six months.  This estimate takes into account the asset sale on January 16, 2007, as discussed in Note F above.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  During fiscal 2007, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, its borrowing capacity under its two credit facilities, the asset sale as discussed in Note F above, and other financing as required.  While the Company believes that it will succeed in attracting additional capital, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses.  However, there can be no assurance that the Company’s efforts to achieve and maintain profitable operations will be successful.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note H – Subsequent Events:

On April 20, 2007, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State to change the corporate name of Time America, Inc., a Nevada corporation to NETtime Solutions Inc.  The effective date of the parent corporate name change is May 10, 2007.

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

We license software and sell data collection hardware and related ancillary products to end-user customers through our direct sales force. Our software license revenue is earned from perpetual licenses of off-the-shelf software requiring no or minor modification or customization. The software license, data collection hardware and related ancillary product revenues from our customers are generally recognized when:

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

As part of an arrangement, customers typically purchase maintenance contracts as well as professional services from us.  Maintenance services include telephone and web-based support as well as rights to unspecified upgrades and enhancements, when and if we make them generally available. Professional services are typically for implementation, installation of the software and data collection hardware, training, building interfaces and custom features, and running test data.

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

Our arrangements with customers do not include any rights of return or price protection. Our arrangements with customers generally include our standard acceptance provision. Our standard acceptance provision states that the customer’s acceptance of the products shall be deemed to occur upon completion of running our standard diagnostic tests.

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

Results of Operations for the Three and Nine Months Ended March 31, 2007 and 2006

This analysis does not retroactively take into account the sale of the Company’s reseller activity in January 2007 as discussed in Note F in the financial statements.  The Company does not distinguish operationally or financially its activities other than gross product sales between its sales channels and as such the Company has not accounted for the sale as discontinued operations under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company expects to experience a significant decrease in both revenue and operating expenses as a result of the sale.

Revenues:

	Three Months Ended			Nine Months Ended
	March 31, 2007	March 31, 2006	Percent Change	March 31, 2007	March 31, 2006	Percent Change

Revenues	$1,371,372	$1,723,160	(20)%	$4,904,304	$4,733,328	4%

See “Product Sales” and “Service Revenue” below for a discussion regarding the change.

Product Sales:

	Three Months Ended			Nine Months Ended
	March 31, 2007	March 31, 2006	Percent Change	March 31, 2007	March 31, 2006	Percent Change

Product sales	$917,262	$1,256,006	(27)%	$3,486,975	$3,322,927	5%
Product sales as a percent of total revenues	67%	73%	—	71%	70%	—

Product sales revenue was approximately $917,000 and $1,256,000 for the three months ended March 31, 2007 and 2006, respectively, a decrease of $339,000 or 27%.  The decrease in product sales for the three months ended March 31, 2007, as compared to the same period in the prior year, was primarily attributable to a decrease of approximately $700,000 in reseller product sales as a result of the asset sale in January 2007, as discussed in Note F above.  The Company had increased sales to a Fortune 100 company of approximately $590,000. This increase was partially offset by a decrease of direct product sales of approximately $229,000.

Product sales revenue was approximately $3,487,000 and $3,323,000 for the nine months ended March 31, 2007 and 2006, respectively, an increase of $164,000 or 5%.  The increase in product sales for the nine months ended March 31, 2007, as compared to the same period in the prior year, was primarily attributable to increased sales to a Fortune 100 company of approximately $865,000.  This increase was partially offset by a decrease of approximately $672,000 in reseller product sales as a result of the asset sale in January 2007, as discussed in Note F above.

Service Revenue:

	Three Months Ended			Nine Months Ended
	March 31, 2007	March 31, 2006	Percent Change	March 31, 2007	March 31, 2006	Percent Change

Service revenue	$454,110	$467,154	(3)%	$1,417,329	$1,410,401	0%
Service revenue as a percent of total revenues	33%	27%	—	29%	30%	—

The decrease in our service revenue in the current quarter was primarily attributable to an approximately $35,000 decrease in our NETtime software service revenue and a $36,000 decrease in maintenance revenue over the prior year period.  These decreases are due to the asset sale in January 2007 as discussed in Note F in the financial statements.  This decrease was partially offset by an increase of approximately $57,000 in implementation and training revenue.

The increase in our service revenue in the nine month period was primarily attributable to an approximately $137,000 increase in our implementation and training revenue and a $70,000 increase in our NETtime software service revenue over the prior year period.  This increase was partially offset by a decrease of approximately $200,000 in maintenance revenue as a result of the sale of certain maintenance contracts on March 31, 2006 and decreases for the current quarter as discussed above.

Gross Profit:

	Three Months Ended		Nine Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Product gross margin	42%	45%	49%	49%
Service gross margin	66%	52%	63%	54%
Total gross margin	49%	47%	53%	50%

Our gross profit percentage on products is typically between 50% to 60% depending upon the mix of software versus hardware sales and the makeup of hardware sales.  The increased sales to a Fortune 100 company for the current quarter and nine months ended March 31, 2007, resulted in lower than typical product gross margins.  Our product revenue is comprised of software and hardware sales, with hardware sales yielding a significantly lower gross profit than software sales.   Hardware revenue is primarily derived from the sale of two versions of general data collection terminals, badge terminals and biometric units.  The gross profit is greater on badge terminals than biometric units because we add value to our badge terminals by installing software on the terminals.

Our gross profit percentage on services revenue increased as we were able to increase our implementation and training revenue while also reducing our labor costs.  In addition, we also increased our NETtime software service revenue that does not require substantial additional costs to increase the volume of users on the service.

Operating Expenses:

	Three Months Ended			Nine Months Ended
	March 31, 2007	March 31, 2006	Percent Change	March 31, 2007	March 31, 2006	Percent Change

Total costs and expenses	$976,154	$1,213,629	(20)%	$3,403,333	$3,813,272	(11)%
Total costs and expenses as a percent of total revenues	71%	70%	—	69%	81%	—

Sales and Marketing Expense:

	Three Months Ended			Nine Months Ended
	March 31, 2007	March 31, 2006	Percent Change	March 31, 2007	March 31, 2006	Percent Change

Sales and marketing expense	$232,712	$530,413	(56)%	$976,429	$1,662,105	(41)%
Sales and marketing expense as a percent of total revenues	17%	31%	—	20%	35%	—

The decrease in sales and marketing expenses in the current quarter is primarily attributable to lower costs as the result of the asset sales as discussed in Note F above.  As a result of these sales, our sales and marketing labor expense decreased by approximately $216,000, advertising and promotion expenses decreased by approximately $40,000, and travel expense decreased by approximately $12,000.

The decrease in sales and marketing expenses in the nine month period is also primarily attributable to lower costs as the result of the asset sales.  As a result of these sales, our sales and marketing labor expense decreased by approximately $367,000, advertising and promotion expenses decreased by approximately $172,000, and travel expense decreased by approximately $73,000.

Research and Development Expense:

	Three Months Ended			Nine Months Ended
	March 31, 2007	March 31, 2006	Percent Change	March 31, 2007	March 31, 2006	Percent Change
Research and development expense	$363,490	$383,600	(5)%	$1,293,322	$1,130,750	14%
Research and development expense as a percent of total revenues	27%	22%	—	26%	24%	—

The decrease in research and development expenses in the current quarter is primarily attributable to lower hardware and equipment costs.  This decrease was partially offset by an increase in consulting costs associated with the development in our custom solution for a Fortune 100 company, development of our data collection terminal and enhancement of our software offerings.

The increase in research and development expenses in the nine month period is primarily attributable to consulting, labor and other costs associated with the development of our custom solution for a Fortune 100 company, development in our data collection terminal and enhancement of our software offerings.

General and Administrative Expense:

	Three Months Ended			Nine Months Ended
	March 31, 2007	March 31, 2006	Percent Change	March 31, 2007	March 31, 2006	Percent Change
General and administrative expense	$379,952	$299,616	27%	$1,133,582	$1,020,417	11%
General and administrative expense as a percent of total revenues	28%	17%	—	23%	22%	—

The increase in general and administrative expenses in the current quarter is primarily attributable to an increase in our allowance for doubtful accounts.  This increase was partially offset by a decrease in general and administrative labor expense.

The increase in general and administrative expenses for the nine month period was primarily due to an increase in our allowance for doubtful accounts and increased accounting fees and expenses associated with the preparation and filing of a registration statement with the Securities and Exchange Commission.

Other Income (Expense):

	Three Months Ended			Nine Months Ended
	March 31, 2007	March 31, 2006	Percent Change	March 31, 2007	March 31, 2006	Percent Change

Other income (expense)	$1,922,341	$(56,079)	3528%	$1,723,959	$(327,325)	627%
Other income (expense) as a percent of total revenues	140%	3%	—	35%	7%	—

Other income (expense) consists primarily of interest expense and other income on the gain on sale of assets.  The increase in other income is primarily due to an increase in other income from the gains on asset sales.

Liquidity and Capital Resources

Cash Flow Highlights:

	Nine Months Ended March 31,		Percentage
	2007	2006	Change
Net cash from operations	$23,586	$(1,800,161)	101%
Purchase of property and equipment	$(23,826)	$(187,053)	87%
Repayment of debt	$(733,021)	$(1,209,111)	39%
Proceeds from debt	$318,341	$2,500,000	(87)%
Net change in cash	$4,304	($694,725)	101%
Cash at end of period	$619,508	$666,992	(7)%

At March 31, 2007, we had a working capital deficit of $267,434, compared to working capital deficit of $580,808 at June 30, 2006.  Cash and cash equivalents at those dates amounted to $619,508 and $615,204, respectively.  As of March 31, 2007, restricted cash and cash equivalents represents funds held in escrow as part of the January 2007 asset sale discussed in Note F in our financial statements. We have funded our operations for the past six years primarily through a combination of sales of equity securities and debt financing.

Operating Activities.  Cash flow from operating activities was $23,586. Although we had net income of $936,151, this was primarily due to the gain on sale of assets of $2,012,035 and changes in our operating assets and liabilities.

Investment Activities. Cash provided by investing activities was $391,198 and was primarily attributable to proceeds from the asset sale as discussed in Note F and offset by restricted cash held in escrow. Our use of cash for property and equipment includes investments in information systems and infrastructure to support operations.

Financing Activities.   Cash flows used by financing activities was $410,480 for the current period primarily as the result of $733,021 in debt payments. The cash flows used by financing activities was partially offset by debt proceeds of  $318,341, of which $300,000 was from a financing transaction completed during the second quarter of fiscal year 2007.

Our liquidity is affected by many factors, some based on the normal ongoing operations of our business and others related to the uncertainties of the time and attendance industry and global economies.  Although we believe our cash requirements will continue to fluctuate based on the timing and extent of these factors, we believe that our current cash reserves, cash generated from operations, cash received from recent asset sales, recent financings, and our borrowing capacity under our two credit facilities, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next six months. At March 31, 2007, we had approximately $657,000 outstanding under our $1,500,000 revolving note.  We can borrow up to the $1,500,000 limit, provided we have sufficient eligible accounts receivable and inventory balances.  We also have $250,000 in unused capacity under a line of credit with a shareholder of the Company.

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

Subsequent Events

On April 20, 2007, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State to change the corporate name of Time America, Inc., a Nevada corporation to NETtime Solutions Inc.  The effective date of the parent corporate name change is May 10, 2007.

Item 3. Controls and Procedures.

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

NETTIME SOLUTIONS, INC.

Dated: May 15, 2007
	By	/s/ Bahan Sadegh
Bahan Sadegh
President and Chief Executive Officer
(Principal Executive Offices)