Form 10KSB
period 2007-06-30
NETtime Solutions, Inc
filed 2007-10-15
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-10320

NETTIME SOLUTIONS, INC. (Formerly TIME AMERICA, INC.)

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

Common Stock, $.005 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

The issuer’s revenues for the fiscal year ended June 30, 2007 were $5,377,207.

The aggregate market value of the voting stock and non-voting common equity (based on the closing price on that date) held by non-affiliates of the registrant as of September 28, 2007 was approximately $1,169,944.

At September 30, 2007, the issuer had outstanding 15,382,404 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes ☐ No ☒

PART I

Forward-Looking Information

The statements contained in this Annual Report on Form 10-KSB that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The Company wishes to caution the reader that its forward-looking statements that are not historical facts are only predictions.  No assurances can be given that the future results indicated, whether expressed or implied, will be achieved.  While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized.  Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report.  These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information.  Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected.  Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized. The Company’s actual results may vary materially.  There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Item 1.  Description Of Business.

General

NETtime Solutions, Inc. is a Nevada corporation. We changed our name from Vitrix, Inc. to Time America, Inc. in December 2003. In May 2007, we changed our name from Time America, Inc. to NETtime Solutions, Inc.  We develop and market a line of time and labor management software and hardware products.  Our products are designed to improve productivity by automating time and attendance, workforce scheduling and management of labor resources. We target our product solutions at small to mid-sized companies from 25 to 2,000 or more employees. Our current product solution is offered in a 100% web-based application service provider.

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

•                                          October 20, 2005 – On this date we formed a subsidiary, NetEdge Devices, LLC, an Arizona limited liability company (“NetEdge Devices”), to manufacture and distribute a new line of advanced data collection devices (our TA7000 product series) that track and display critical labor information across a variety of industries. As of January 2007, we ceased manufacturing or offering our TA7000 family of products through our subsidiary, NetEdge Devices, or otherwise.  The TA7000 product series was sold pursuant to the Asset Purchase Agreement discussed below.

•                                          January 16, 2007—NETtime Solutions, Inc (formerly Time America, Inc.)., a Nevada corporation (the “Company”), along with its subsidiaries, NETtime Solutions, Inc., an Arizona corporation (formerly Time America, Inc.), and NetEdge Devices entered into an Asset Purchase Agreement with Synel Industries, Inc., an Israeli registered corporation (“Synel”). Under the agreement, Synel purchased the Company’s reseller sales channel, source code and related intellectual property for the Company’s GENESIS, HourTrack, and TA7000 product series, certain use rights associated with the Company’s NETtime source code, and all of the Company’s rights associated with the “Time America” name. The sale closed on January 22, 2007.  Subsequently, the Company filed a Second Amendment to the Articles of Incorporation with the Arizona Corporation Commission to change the corporate name of its wholly-owned subsidiary, Time America, Inc., an Arizona corporation, to NETtime Solutions, Inc.  The effective date of the subsidiary corporate name change was January 22, 2007.  On April 20, 2007, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State to change the corporate name of Time America, Inc., a Nevada corporation, to NETtime Solutions, Inc.  The effective date of the corporate name change was May 10, 2007.

Currently, we purchase data collection devices from suppliers as the Company no longer manufactures hardware devices. The data collection devices purchased from suppliers are used in connection with our software solution NETtime. We market our products to companies in U.S. and abroad through our Business Alliance Program and direct sales team.

NETtime Solutions, Inc. is a holding corporation.  Our operations are conducted through our wholly-owned subsidiaries, one of which is also named NETtime Solutions, Inc.  Our other subsidiary is NetEdge Devices, LLC.  Unless the context indicates otherwise, references to the Company in this report shall include both NETtime Solutions, Inc. (the parent company organized in Nevada), NETtime Solutions, Inc. (our wholly-owned subsidiary organized in Arizona) and NetEdge Devices, LLC.

Products and Services

Summary

We develop and market a line of time and labor management hardware and software products targeting small, medium, and enterprise level companies. Our current solution is offered in a 100% web-based licensed or hosted model.  Our products are internally developed, proprietary software applications that maintain and automate the process of collecting time and human resource data.  We provide automated interfaces to most popular payroll, accounting and ERP software solutions in the marketplace and enable users to generate a variety of reports that track and analyze workforce productivity. Our products also automatically accrue vacation, sick and personal time, and effectively replace the traditional punch clock with a fully automated system designed to improve workforce productivity and provide significant time and cost savings to its users.

Software Solutions

We currently offer a 100% web-based licensed or hosted model software solution to meet the needs of a wide variety of clients.  Features of this software solution include:

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

NETtime allows customer self service by giving users the ability to view their account status online. They can even order additional NETtime products, obtain system help, or contact a support representative directly from our NETtime website.

With NETtime’s flexibility and scalability the product is used in all the market segments the Company targets.  We believe that web-based software and the hosted model will continue to gain acceptance in the marketplace and, because of this belief we consider NETtime vital to our future.

As of January 2007, the software solutions listed in our prior SEC filings (i.e., Genesis SQL, Genesis Pro, HourTrack, TA1000H Pro, TA50 PRO, and TA50XL)  were sold pursuant to the terms of the Asset Purchase Agreement described earlier in this Form 10-KSB.  Under the agreement, Synel Industries, Inc. purchased the Company’s reseller sales channel, source code and related intellectual property for the Company’s GENESIS, HourTrack, and TA7000 product series, certain use rights associated with the Company’s NETtime source code, and all of the Company’s rights associated with the “Time America” name. The sale closed on January 22, 2007.  Currently, NETtime is our sole customer product.

Data Collection Products

In November 2005, we formed a wholly-owned subsidiary, NetEdge Devices, LLC, to manufacture and distribute a new line of advanced data collection devices that track and display critical labor information across a variety of industries.  NetEdge Devices, which is headquartered in Scottsdale, Arizona, offered the TA7000 family of data collection devices as a private label solution to software application development companies, systems integration providers and value-added resellers.  The TA7000 device tracks time and attendance information, and can easily be integrated into a company’s existing human resources system, including payroll.  The device also integrates with other corporate systems, such as employee self services, enterprise resource planning, manufacturing resource planning and security and access control.  As of January 2007, the TA7000 family of products are no longer manufactured or offered through NetEdge Devices.  The TA7000 product series was sold pursuant to the Asset Purchase Agreement.

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

•                                          TelePunch – Our TelePunch solution allows employees to clock in and out for the day, for jobs, or for departments using any touch-tone telephone.  Clients who purchase this solution receive a pre-configured, telephony server from us. This server runs our software, and allows callers to interact with NETtime from a remote location.

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

Marketing and Sales

We market and sell our products to the small, medium and select enterprise markets in the United States and foreign countries through our Business Alliance Program and direct sales team.  As discussed below, we sold substantially all of the assets of our Reseller channel in the January 2007 asset sale transaction.  We believe the market for time and labor management products consist of the following three business segments:

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

Direct Sales

Effective March 31, 2006, we closed on the sale of certain of our direct sales assets to a third party pursuant to an asset purchase agreement.  Under the terms of such agreement, certain assets that were associated with our direct sales business were sold, including a copy of the source code and other intellectual property relating to our NETtime, HourTrack and GENESIS time and attendance software products, related ASP and maintenance contracts, and certain specified direct channel sales opportunities.  Prior to this sale, we employed five direct sales account managers responsible for designated geographic regions.  The primary markets for our direct sales were the upper mid-sized and enterprise markets. Generally, this is a horizontal market (i.e., the products are able to meet the needs of more than one industry), however, there tends to be higher concentrations of solution adopters in retail, financial institutions, manufacturing and service industries, and in the public and private sectors.  City, state and local governments are also adopters of our solutions.

Subsequent to the March 31, 2006 asset sale, we only sell directly to a few select accounts.  Our direct sales group also sells to companies that are referred to us through a member company in our Business Alliance Program.

Reseller Program

Effective January 22, 2007, we closed on the sale of our reseller channel to a third party pursuant to an Asset Purchase Agreement.  Under the terms of the agreement, certain assets that were associated with our reseller sales business were sold, including source code and related intellectual property for the Company’s GENESIS, HourTrack, and TA7000 product series, certain use rights associated with the Company’s NETtime source code, and all of the Company’s rights associated with the “Time America” name. The Reseller Program is comprised of a network of approximately 250 value added resellers located throughout the United States and in certain foreign countries.  Prior to the asset sale, these resellers marketed our products along with their complementary product and service offerings and typically sell to the small and medium markets.

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

Backlog

We believe that the dollar amount of our backlog is not material to an understanding of our business since substantially all of our product revenues in each quarter result from orders received in that quarter. As of June 30, 2007, we had no backlog.

Manufacturing and Sources of Supply

The duplication of our software products is performed internally.  The printing of documentation is primarily outsourced to suppliers.

Our data collection devices are purchased from suppliers.  In July 2005, we began producing our own data collection hardware device.  The majority of the assembly of the printed circuit boards used in our data collection terminals is completed by approved suppliers.  All final assembly and testing of our data collection terminals is completed at our Scottsdale, Arizona facility.  As of January 2007, the TA7000 family of products are no longer manufactured or offered through our subsidiary, NetEdge Devices.  The TA7000 product series was sold pursuant to an Asset Purchase Agreement.

Although most of the parts and components included within our products are available from multiple suppliers, certain parts and components are purchased from single suppliers.  We have chosen to source these items from single suppliers because we believe that the supplier chosen is able to consistently provide us with the highest quality product at a competitive price on a timely basis.  While to date we have been able to obtain adequate supplies of these parts and components, the inability to transition to alternate supply sources on a timely basis, if required in the future, could result in delays or reductions in product shipments, which could have a material adverse effect on our business and operating results.

Product Development

Our product development efforts are focused on enhancing and increasing the performance of our existing products. During fiscal 2007 and 2006, research and development expenses were $1,610,360 and $1,496,686, respectively.  The increase in research and development expenses in fiscal 2007 is primarily attributable to contract labor expenses attributable to the development of our new hardware device.  We intend to continue to commit resources to enhance and extend our product lines and develop interfaces to third party products and expect to fund such efforts with our cash flow from our operations and borrowings under our existing credit facilities.  Although we are continually seeking to further enhance our product offerings and to develop new products, there can be no assurance that these efforts will succeed, or that, if successful, such product enhancements or new products will achieve widespread market acceptance, or that our competitors will not develop and market products that are superior to our products or achieve greater market acceptance.  We also depend upon the reliability and viability of a variety of software development tools owned by third parties to develop our products. If these tools prove inadequate or are not properly supported, our ability to release competitive products in a timely manner could be materially adversely impacted.

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

Employees

As of June 30, 2007, we employed 21 individuals.  None of our employees are represented by a union or other collective bargaining agreement, and we consider our relations with our employees to be good.  We have encountered competition for experienced technical personnel for product development, technical support and sales and expect such competition to continue in the future.  Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect our ability to produce, support and sell our products in a timely manner.

Item 2. Description of Property.

Our executive offices are located in Scottsdale, Arizona and consist of approximately 13,000 square feet under a lease that expires in April 2010.  Our annual rental expense for this facility, facility, in fiscal 2007 was approximately $335,000. As a result of the January 2007 asset sale transaction, we are actively looking to sublease a portion of our office space.

Item 3. Legal Proceedings.

We are from time to time involved in legal proceedings arising from the normal course of business.  As of the date of this report, we were not currently involved in any legal proceedings.

Item 4. Submission Of Matters To A Vote Of Security Holders and Small Business Issuer Purchases of Equity Securities.

No matter was submitted to vote of our security holders during the fourth fiscal quarter covered by this report.

PART II

Item 5. Market For Common Equity And Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is quoted on the Over-The-Counter Bulletin Board maintained by the NASD under the symbol “NTMS.OB.”  The high and low bid prices of our common stock as reported for the periods presented, by fiscal quarter (i.e., 1st Quarter = July 1 through September 30), were as follows.  The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

	High	Low
FISCAL YEAR ENDED: June 30, 2005
First Quarter	$0.91	$0.51
Second Quarter	1.00	0.51
Third Quarter	1.00	0.55
Fourth Quarter	0.75	0.51

FISCAL YEAR ENDED: June 30, 2006
First Quarter	$0.75	$0.51
Second Quarter	0.72	0.55
Third Quarter	0.63	0.45
Fourth Quarter	0.55	0.36

FISCAL YEAR ENDED: June 30, 2007
First Quarter	$0.48	$0.29
Second Quarter	0.45	0.25
Third Quarter	0.48	0.30
Fourth Quarter	0.42	0.16

Holders

As of September 30, 2007, there were approximately 209 holders of record of our common stock.  We believe there were approximately 900 beneficial owners as of such date.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings for use in our business.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2007.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by securityholders	328,000	(1)	$2.95	272,000	(2)

Equity compensation plans not approved by securityholders	2,873,223	(3)	$0.66	—

TOTAL	3,201,223		$1.01	272,000

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under our 1999 Equity Compensation Plan.
(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under our 1999 Equity Compensation Plan.
(3)

Represents (a) an aggregate of 1,961,489 shares of common stock underlying non-statutory stock options approved by the Company’s board of directors and granted to directors and employees of the Company (the “Options”). The options have vesting schedules ranging from immediate vesting to four year vesting and have an exercise price equal to the closing bid price of the common stock on the date of grant and a ten year term; and (b) an aggregate of 911,734 shares of common stock purchasable upon exercise of warrants issued to various parties in connection with debt and equity offerings and for services rendered by contractors. See Note 7 to our Consolidated Financial Statements for a detailed description of the terms of these warrants.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us since January 1, 2003 which were not registered under the Securities Act.

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

In January 2006, we entered into a security and purchase agreement with Laurus to refinance our obligations to Laurus under our prior arrangements, and to obtain an additional $1,000,000 in new financing.  Under the terms of the agreement, we issued a $2,000,000 convertible term note and a $1,500,000 non-convertible revolving note.  The term note was fully drawn, with $1,058,310 of the proceeds of the term note used to repay in full the March 22, 2004 Laurus note. Under the revolving facility, we may borrow from time to time revolving loans up to $1,500,000 subject to a borrowing base calculation based on our eligible accounts receivable and eligible inventory.  Borrowings under the notes accrue interest at the prime rate plus 2%, with a 7.25% minimum interest rate, payable monthly.  Pursuant to the terms of the agreement, Laurus has the right to convert all or any portion of the outstanding term note into fully paid restricted shares of the Company’s common stock at a fixed conversion price of $0.65 if the average market price of such stock for the five (5) days preceding the payment is 10% above the initial fixed conversion price of $0.65 per share.  The revolving note matures on January 3, 2008 and the term note matures on January 3, 2009.  We also issued to Laurus a common stock purchase warrant entitling the holder to purchase 140,000 shares of common stock, at any time through January 3, 2013, at a price of $0.65 per share.  We issued the notes and the warrant in a transaction exempt from registration under Section 4(2) of the Securities Act.

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

In December 2006, the Company entered into a subordinated note agreement with a related party.  The note is a 90-day note with the principal due in 90 days and monthly interest payments at an annual percentage rate of 10%.  In consideration for agreeing to subordinate repayment of the note, the Company issued 30,000 shares of restricted common stock to the holder of the subordinated note.

In January 2007, the Company issued 100,000 shares of restricted common stock to Laurus in consideration for Laurus’s consent to extending the maturity date of the Company’s existing revolving note with Laurus, the asset sale to Synel, and the corporate name change.

In February 2007, the Company issued 100,000 shares of restricted common stock to Thomas Bednarik for consulting services following the January 2007 asset sale.

In February 2007, the Company amended the terms of all its note agreements with a related party to defer the monthly principal payments through December 2007.  The amortization period of the note was increased by 12 months to compensate for the deferred principal payments.  The Company issued 100,000 shares of restricted common stock in consideration for consent to interest only payments through December 2007.

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

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included herein.  We believe our most critical accounting policies are revenue recognition, software development costs, allowance for potentially uncollectible accounts receivable, inventory valuation reserves, and valuation of stock-based compensation. This listing is not a comprehensive list of all of our accounting policies.  Please refer to Note 1 in the notes to our consolidated financial statements incorporated by reference herein for further information.

We license software and sell data collection hardware and related ancillary products to end-user customers through our Business Alliance Program and our direct sales force. Our software license revenue is earned from perpetual licenses of off-the-shelf software requiring none or minor modification or customization. The software license, data collection hardware and related ancillary product revenues from our end-user customers are generally recognized when:

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

Our contractual arrangements do not include any rights of return or price protection.  These arrangements generally include our standard acceptance provision, which states that the customer’s acceptance of the products shall be deemed to occur upon completion of running our standard diagnostic tests.

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

We capitalize software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility of the product.  The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in software and hardware technology.  Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a product-by-product basis using straight-line amortization with useful lives of five years or, if less, the remaining estimated economic life of the product.  Amounts related to internal software development that could be capitalized under this statement were deemed immaterial for the years ended June 30, 2007 and 2006.

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

Results of Operations

This analysis does not retroactively take into account the sale of the Company’s reseller activity in January 2007 as discussed in Note 8 in the consolidated financial statements.  The Company does not distinguish operationally or financially its activities other than gross product sales between its sales channels and as such the Company has not accounted for the sale as discontinued operations under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company expects to experience a significant decrease in both revenue and operating expenses as a result of the sale.

SELECTED FINANCIAL INFORMATION

	Fiscal Years Ended June 30,
	2007	2006	2005

Total Revenues	$5,377,207	$6,716,150	$6,082,238
Costs of Revenues	2,536,956	3,255,645	2,575,742
Gross Profit	2,840,251	3,460,505	3,506,496
Sales and Marketing Expense	1,218,183	2,133,116	2,012,813
Research and Development Expense	1,610,360	1,496,686	1,405,477
General and Administrative Expense	1,600,954	1,373,055	1,785,779
Other Income (Expense)	1,729,682	(403,383)	(322,821)
Net Income (Loss)	140,436	(1,945,735)	(2,020,394)
Basic Loss per Share	0.01	(0.13)	(0.15)

Revenues:

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005

Revenues	5,377,207	(20)%	$6,716,150	10%	$6,082,238

See “Product Sales” and “Service Revenue” below for discussion on the change.

Product Sales:

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005

Product sales	3,623,326	(25)%	$4,802,715	9%	$4,421,647
Product sales as a percent of total revenues	67%	—	72%	—	73%

Product revenues decreased in fiscal year 2007 as compared to fiscal year 2006. The decrease in product sales was primarily attributable to a decrease in product sales as a result of the asset sale completed in January 2007 whereby the reseller channel is no longer a sales market for us.   We anticipate a significant decline in our product revenues in the future due to this asset sale.

The decline in product sales as a percent of total revenues was principally due to our increased focus on selling more services with each product sale prior to the asset sale.  We believe that increasing the level of services in each sale leads to a better overall solution for our customers.

Service Revenue:

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005

Service Revenue	$1,753,883	(8)%	$1,913,435	15%	$1,660,591
Service revenue as a percent of total revenues	33%	—	28%	—	27%

The decrease in service revenue in fiscal 2007 as compared to fiscal year 2006 was primarily attributable to the decrease in product sales during this period due to the asset sale, as services are generally sold in conjunction with product sales.  As discussed above, we have focused on selling more services with each product sale, therefore, as a percent of total revenue, the service sales have increased.

Gross Profit:

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Product gross margin	48%	50%	59%

Service gross margin	63%	56%	53%

Total gross margin	53%	52%	58%

The overall gross margin in fiscal 2007 is slightly higher than the gross margin in fiscal 2006 primarily due to increasing our utilization rate of our service personnel. In relation to the asset sale, we have decreased the number of service personnel employed, reducing salaries for service personnel by approximately $235,000, and therefore, there has been a corresponding decrease in our cost of sales, which contributed to the higher overall gross margin.

The prior year decrease was primarily due to reseller sales at lower margins making up a significant portion of total revenues and an overall decrease in software sales that generally yield higher gross profit margins.  Our gross profit percentage on products historically has been between 55% and 60% depending upon the mix of software versus hardware sales and the makeup of hardware sales.  Our product revenue is comprised of software and hardware sales, with hardware sales yielding a significantly lower gross profit than software sales.   Hardware revenue is principally comprised of two versions of general data collection terminals, badge terminals and biometric units.  Our gross profit is greater on badge terminals than biometric units because the market for our biometric units is very price sensitive and therefore constrains the margin on such terminals.  The market for badge terminals is not as price sensitive and, as a result, we are able to achieve higher margins on those units during fiscal year 2006.

The increase in the gross profit percentage on services revenue is due to the decrease in cost of services while increasing our utilization rate of the service personnel retained after the asset sale.

Total Expenses:

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005

Total costs and expenses	$4,429,497	(11)%	$5,002,857	(4)%	$5,204,069
Total costs and expenses as a percent of total revenues	82%	—	75%	—	86%

See the below discussion for details on the changes within the expense categories.

Sales and Marketing Expense:

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005

Sales and marketing expense	$1,218,183	(43)%	$2,133,116	6%	$2,012,813
Sales and marketing expense as a percent of total revenues	23%	—	32%	—	33%

Sales and marketing expenses decreased by 43% from fiscal 2006 to 2007, with the percent of revenue figure decreasing by 9% as revenues decreased by 20% over the prior year.  We experienced a decrease of approximately $530,000 in payroll and commission expenses in fiscal 2007 as a result of the sale of our reseller channel.  We also experienced a decrease of approximately $320,000 in expenses associated with marketing programs, travel and meals and entertainment.  The marketing programs consisted of trade shows, advertising and lead generation programs.

Sales and marketing expenses increased by 6% from fiscal 2005 to 2006, with the percent of revenue figure decreasing by 1% as revenues increased by 10% over the prior year.  We experienced an increase of approximately $230,000 in payroll and commission expenses in fiscal 2006, which were offset by a decrease of approximately $155,000 in marketing programs.  These marketing programs consisted of trade shows, advertising and lead generation programs.

Research and Development Expense:

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005

Research and development expense	$1,610,360	8%	$1,496,686	6%	$1,405,477
Research and development expense as a percent of total revenues	30%	—	22%	—	23%

The increase in research and development expenses from fiscal 2006 to 2007 is primarily due to increases of approximately $249,000 in contract labor, which were offset by a decrease of approximately $97,000 in development costs attributable to hardware devices.  The increase in research and development expenses from fiscal 2005 to 2006 is primarily due to increases of approximately $133,000 in payroll expense.  We increased our payroll and contract labor over the last two years in order to make significant improvements to our software products and develop our own proprietary hardware device.  We are also devoting resources for a significant contract for a customized solution for a Fortune 100 company.

General and Administrative Expense:

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005

General and administrative expense	$1,600,954	17%	$1,373,055	(23)%	$1,785,779
General and administrative expense as a percent of total revenues	30%	—	20%	—	29%

The increase in general and administrative expenses from fiscal 2006 to fiscal 2007 is primarily attributable to bad debt expense of approximately $310,000 associated with reserving for outstanding customer accounts.  In the current year, payroll costs decreased by approximately $76,000 over the prior year as a result of the January 2007 sale of our reseller channel, which was offset by an increase in accounting and legal fees of approximately $63,000.

The decrease in general and administrative expenses from fiscal 2005 to fiscal 2006 is primarily attributable to an expense of $729,500 associated with the induced conversion on a convertible debt instrument in 2005.  The decrease in general and administrative expenses from fiscal 2005 to fiscal 2006 was partially offset by an increase in fiscal 2006 payroll costs of approximately $113,000 over the prior year and approximately $87,000 in general and administrative costs in fiscal 2006 as a result of the adoption of FASB Statement No. 123(R).  We also incurred approximately $60,000 in expenses associated with the preparation and filing of a registration statement in fiscal 2006.

Other Income (Expense):

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005

Other Income (Expense)	$1,729,682	529%	$(403,383)	25%	$(322,821)
Other income (expense) as a percent of total revenues	32%		6%	—	5%

Other income (expense) consists primarily of interest expense and other income on the gain on sale of assets.  The increase in other income is primarily due to an increase of approximately $2,012,000 in other income from the gain on asset sale in January 2007.  Interest expense has decreased primarily because of the payoff of the Secured Convertible Term Note with Laurus in connection with the January 2007 asset sale.  Also included in other income in 2007 is income which was related to assets which were sold in March 2006.  At that time, the Company received in cash 100% of the total consideration for the existing customer ASP contracts and 40% of the total consideration for the existing maintenance contracts.  The remaining consideration for the maintenance contracts was payable quarterly over the 14-months following the closing based on customer maintenance renewals which occurred during that period.

Liquidity and Capital Resources

Cash Flow Highlights:

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006	% Change 2006 to 2005	Fiscal 2005

Net cash and cash equivalents from operations	$60,299	(103)%	$(2,300,699)	(150)%	$(918,819)
Purchase of property and equipment	$(27,693)	(89)%	$(256,475)	2%	$(262,673)
Proceeds from sale of assets	$768,024	45%	$530,428	n/a	$—
Gross Proceeds from debt	$4,204,759	59%	$2,650,797	77%	$1,500,000
Gross Repayment of debt	$(5,364,730)	291%	$(1,372,239)	(35)%	$(1,016,156)
Proceeds from stock and exercise of options and warrants	$9,000	437%	$1,675	284%	$436
Net change in cash and cash equivalents	$(336,503)	(55)%	$(746,513)	(7)%	$(697,212)
Cash and cash equivalents at end of year	$278,701	(55)%	$615,204	(55)%	$1,361,717

As of June 30, 2007, we had a working capital deficit of $1,046,988, as compared to working capital of $580,808 at June 30, 2006.

Operations.  The net cash provided by operations in fiscal 2007 was primarily attributable to the net income of $140,436.  Also contributing to the net cash provided by operations were decreases in accounts receivable of $1,467,938 and inventory of $238,835.  Net cash provided by operations during this period was partially offset by an decrease in accounts payable of $137,521.

Investment Activities.  The net cash provided by investing activities in fiscal 2007 was primarily attributable to proceeds from the January 2007 sale of assets of $768,024.  Net cash provided by investing activites during the period was partially offset by cash used for the purchase of property and equipment which includes investments in information systems and infrastructure to support maintaining our operations.

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

Under the agreement, the purchase price for the acquired assets is $2,500,000, $250,000 of which was held in escrow pending resolution of certain post-closing obligations which have subsequently fulfilled. As of June 2007, $125,000 was held in escrow and subsequently paid in July 2007. Other contingent consideration under the agreement for the acquired assets consists of royalty payments, payable to the Company quarterly over the four year period ending January 15, 2011, equal to 5% of the revenue derived from Synel’s U.S. sales of TA7000 units outside of Synel’s established U.S. customer base. Additionally, Synel purchased certain of the Company’s TA7000 inventory for $140,000. A portion of the proceeds from the sale were used to repay the Secured Convertible Term Note with Laurus, dated January 3, 2006.  In addition, the Company issued 100,000 shares of its Common Stock to Laurus in consideration for Laurus’s consent to extending the maturity date of the Company’s existing revolving note with Laurus, the asset sale to Synel, and the corporate name change.

Financing Activities.  Cash flows used by financing activities was $1,150,971 for fiscal 2007 which was primarily the result of $5,364,730 in debt payments. The cash flows used by financing activities was partially offset by debt proceeds of  $4,204,759, of which $300,000 was from a financing transaction completed during the second quarter of fiscal year 2007. Further information regarding this can be found in Note 4 in the accompanying consolidated financial statements.

Our liquidity is affected by many factors, some based on the normal ongoing operations of our business and others related to the uncertainties of the time and attendance industry and global economies.  Although we expect our cash requirements to continue to fluctuate based on the timing and extent of these factors, we believe that our current cash reserves, cash generated from operations, cash received from our asset sale (see “Investment Activities” above), recent financings, and our borrowing capacity under our two credit facilities, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next 6 months. At September 30, 2007 we had no balance outstanding under our $1,500,000 revolving note (see “Recent Sales of Unregistered Securities”).  We can borrow up to the $1,500,000 limit assuming we have sufficient eligible accounts receivable and inventory balances.  We also have $250,000 in unused capacity under a line of credit with a shareholder of the Company (see “Certain Relationships and Related Transactions”).

The ability to raise additional capital in public or private markets will primarily be dependent upon prevailing market conditions and the demand for our products and services.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations and may experience defaults under certain of its contractual agreements, including our credit facilities and lease agreements for our corporate headquarters.  Our lease agreements are subject to termination in the event of a default.  Certain of the parties to these agreements could take legal action against the Company to collect amounts owed to them.  Accordingly, the Company’s financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company’s operations. As a result, the Company’s independent registered public accounting firm has issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2007.

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

Growth and Capital Needs.  Although we have sold certain of our assets in transactions over the past 12-months, any future growth of our business will require us to expend funds in excess of the cash generated by our operations.  We may need to raise additional funds in the future in order to develop new and enhanced products; to increase customer support or technical staff; to respond to competitive pressures; and to acquire complimentary businesses, technologies, or services.  We cannot predict the timing and amount of any such capital requirements at this time.  If we raise additional funds through the issuance of equity or convertible securities, existing stockholders may experience additional dilution and such securities may have rights, preferences, or privileges senior to those of the rights of our common stockholders.  There can be no assurance that we will be able to obtain additional financing on acceptable terms, or at all.  If adequate funds are not available on acceptable terms, we may not be able to fund expansion, promote our products, take advantage of acquisition opportunities, develop or enhance products and services, or respond to competitive pressures.

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

Product Development and Technological Change. Our success depends in part upon our ability to enhance our existing products and services on a timely and cost effective basis.  We cannot provide assurance that we will be able to successfully identify new opportunities and develop and bring to market new products and services in a timely and cost-effective manner.  In addition, we cannot provide assurance that our products and services will not become obsolete, noncompetitive, or that they will sustain market acceptance.

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

Strategic Partners.  Our success depends on forming relationships with affiliates.  The success of our business model depends upon a constant revenue stream generated by a high number of end-users.  Our business model contemplates attracting end-users by forming relationships with affiliates that market our products and services.  We believe that it will be less costly and more efficient for us to attract end-users through Business Alliance Program than to attempt to attract the end-users directly. Our business, financial condition and results of operations will be materially and adversely affected if we fail to establish and maintain relationships with our affiliates on a cost-effective basis.

Recent Accounting Pronouncements

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for our fiscal year ending June 30, 2008. The adoption of SFAS 156 is not expected to have a material affect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material affect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement of Financial Accounting Standards Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of SFAS 159 on its financial position.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation.  Our business is not typically seasonal in nature.

Item 7. Financial Statements.

The financial statements and schedules are included herewith commencing on page F-1.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
NETtime Solutions, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of NETtime Solutions, Inc. and Subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NETtime Solutions, Inc. and Subsidiaries at June 30, 2007 and 2006 and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP

Phoenix, Arizona

October 12, 2007

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents (Note 1)	$278,701	$615,204
Accounts receivable – trade, net (Notes 1 and 2)	501,078	2,289,678
Inventory (Note 1)	66,966	653,159
Deferred loan costs and other current assets (Note 4)	427,136	315,226

Total Current Assets	1,273,881	3,873,267

Property and Equipment, net (Notes 1 and 3)	293,644	502,309
Other Assets (Note 4)	35,183	202,952

Total Assets	$1,602,708	$4,578,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt (Note 4)	$—	$1,894,663
Current portion of long-term debt-related party (Note 4)	610,716	186,459
Accounts payable (Note 1)	551,102	688,623
Accrued liabilities	594,875	739,958
Deferred revenue (Note 1)	564,176	944,372

Total Current Liabilities	2,320,869	4,454,075

Long-Term Debt, less current portion (Note 4)	—	1,361,411
Long-Term Debt, less current portion-related party (Note 4)	909,442	831,061

Total Liabilities	3,230,311	6,646,547

Common Stock Subject to Registration Rights (351,923 shares)	207,635	207,635

Commitments: (Note 6)	—	—

Stockholders’ Equity (Deficit): (Note 7)
Common stock, $.005 par value, 50,000,000 shares authorized, 15,030,481 and 14,652,481 shares issued and outstanding	75,153	73,263
Contributed capital	9,889,188	9,591,098
Accumulated deficit	(11,799,579)	(11,940,015)

Total Stockholders’ Equity (Deficit)	(1,835,238)	(2,275,654)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,602,708	$4,578,528

The Accompanying Notes are an Integral Part

of the Consolidated Financial Statements

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2007	2006

Revenues:
Product sales	$3,623,326	$4,802,715
Services revenue	1,753,881	1,913,435

Total Revenues	5,377,207	6,716,150

Cost of Revenues:
Product	1,891,660	2,413,030
Services	645,296	842,615

Total Cost of Revenues	2,536,956	3,255,645

Gross Profit	2,840,251	3,460,505

Costs and Expenses:
Sales and marketing	1,218,183	2,133,116
Research and development	1,610,360	1,496,686
General and administrative	1,600,954	1,373,055

Total Costs and Expenses	4,429,497	5,002,857

Net Loss from Operations	(1,589,246)	(1,542,352)

Other Income (Expense):
Interest expense	(675,804)	(691,835)
Gain on sale of assets	2,012,035	—
Loss on debt extinguishment	—	(298,108)
Other	389,012	573,022
Interest income	4,439	13,538

	1,729,682	(403,383)

Net Income (Loss)	$140,436	$(1,945,735)

Basic and Diluted Earnings (Loss) per Share (Note 1)	$0.01	$(0.13)

Basic Weighted Average Shares Outstanding	14,809,963	14,553,152
Diluted Weighted Average Shares Outstanding	14,977,213	14,553,152

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2005	14,251,552	$71,258	$9,269,497	$(9,994,280)	$(653,525)

Exercise of stock options	4,500	22	1,653	—	1,675
Conversion of debt to common stock	446,429	2,233	247,767	—	250,000
Induced conversion of debt	—	—	40,179	—	40,179
Transfer of warrants to liability	—	—	(102,900)	—	(102,900)
Share-based awards compensation	—	—	129,183	—	129,183
Recission of common stock for services	(50,000)	(250)	(31,250)	—	(31,500)
Issuance of common stock warrants	—	—	36,969	—	36,969
Net loss	—	—	—	(1,945,735)	(1,945,735)
Balance at June 30, 2006	14,652,481	73,263	9,591,098	(11,940,015)	(2,275,654)

Exercise of stock options	23,000	115	5,135	—	5,250
Exercise of stock warrants	25,000	125	3,625	—	3,750
Share-based awards compensation	—	—	142,980	—	142,980
Issuance of common stock for financing	230,000	1,150	102,850	—	104,000
Issuance of common stock for services	100,000	500	43,500	—	44,000
Net income	—	—	—	140,436	140,436
Balance at June 30, 2007	15,030,481	$75,153	$9,889,188	$(11,799,579)	$(1,835,238)

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2007	2006
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Income (Loss)	$140,436	$(1,945,735)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Gain on sale of assets	(2,012,035)	—
Depreciation	141,996	128,435
Amoritization of discounts and deferred financing costs	320,731	296,210
Share based compensation expense	142,980	129,183
Common stock, stock options and warrants issued for services	44,000	(31,500)
Induced conversion of debt charge	—	40,179
Loss on debt extinguishment	—	230,107
Non-cash interest payment	8,309	—
Non-operating cash reclass from sale of assets	—	(530,428)
Allowance for doubtful accounts	320,662	34,000
Inventory allowance	8,000	—
Inventory write off	54,284	—
Changes in Assets and Liabilities:
Accounts receivable-trade	1,467,938	(844,152)
Inventory	238,835	(175,440)
Deferred loan costs and other current assets	(158,847)	(22,247)
Other assets	5,810	(5,810)
Accounts payable	(137,521)	265,227
Accrued liabilities	(145,083)	64,682
Deferred revenue	(380,196)	66,590
Net cash provided (used) by operating activities	60,299	(2,300,699)

Cash flows from investing activities:
Purchase of property and equipment	(27,693)	(256,475)
Payments for services for asset sale	(126,162)	—
Non-operating sale of inventory	140,000	—
Proceeds from sale of assets	768,024	530,428
Net cash provided (used) by investing activities	754,169	273,953

Cash flows from financing activities:
Repayment of debt - related party	(25,842)	(313,929)
Proceeds from debt - related party	300,000	500,000
Repayment of debt	(5,338,888)	(1,058,310)
Proceeds from debt	3,904,759	2,150,797
Proceeds from exercise of options and warrants	9,000	1,675
Net cash provided (used) by financing activities	(1,150,971)	1,280,233

Net change in cash and cash equivalents	(336,503)	(746,513)

Cash and cash equivalents at beginning of year	615,204	1,361,717

Cash and cash equivalents at end of year	$278,701	$615,204

Supplemental disclosure of cash flow information:
Interest paid	$371,038	$332,183
Income taxes paid	$—	$—

Non-cash investing and financing activities:
Conversion of debt to equity	$—	$250,000
Disposal of fixed assets in asset sale	$94,362	$—
Stock issued for deferred loan costs	$104,000	$—
Repayment of debt with proceeds of asset sale	$1,716,667	$—

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates:

Nature of Business and Name Change:

NETtime Solutions, Inc. (“NETtime Solutions”), a Nevada corporation, through its wholly owned subsidiary, NETtime Solutions, Inc., an Arizona corporation, provides time and labor management solutions that we market to companies in the U.S. and abroad. NETtime Solutions’ products improve productivity by automating time and attendance, workforce scheduling, and the management of labor resources, with features such as employee self-service, data capture technology, time sheet submittal, strategic reporting, and interface tools for payroll, human resources, resource planning, and third party application integration. NETtime Solutions’ time management solutions are offered in a Web-based product.  Unless the context indicates otherwise, references to the Company in this report shall include NETtime Solutions (the parent company organized in Nevada), NETtime Solutions, Inc. (our wholly-owned subsidiary organized in Arizona) and NetEdge Devices, LLC, an Arizona limited liability company.

On April 20, 2007, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to change the corporate name of Time America, Inc., a Nevada corporation, to NETtime Solutions, Inc.  The effective date of the parent corporate name change is May 10, 2007.  The Company filed a Second Amendment to the Articles on Incorporation with the Arizona Corporation Commission to change the corporate name of its wholly-owned subsidiary, Time America, Inc., an Arizona corporation, to NETtime Solutions, Inc.  The effective date of the subsidiary corporate name change is January 22, 2007.

In November 2005, we formed a subsidiary, NetEdge Devices, LLC, an Arizona limited liability company, to manufacture and distribute a new line of advanced data collection devices that track and display critical labor information across a variety of industries.  NetEdge Devices, which is headquartered in Scottsdale, Arizona, offers the TA7000 family of data collection devices as a private label solution to software application development companies, systems integration providers and value-added resellers. As of January 2007, we ceased manufacturing or offering our TA7000 family of products through our subsidiary, NetEdge Devices, or otherwise.  The TA7000 product series was sold pursuant to the Asset Purchase Agreement discussed in Note 8.

Principles of Consolidation:

The consolidated financial statements include the accounts of NETtime Solutions, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

Pervasiveness of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include the allowance for doubtful accounts and sales returns, inventory valuation reserves, deferred income taxes, and fair value of stock-based compensation. It is at least reasonably possible a change in these estimates may occur in the near term. Certain balances as of June 30, 2006 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

Cash and Major Customer and Supplier Concentrations:

The Company maintains cash and cash equivalents at a financial institution.  Deposits not to exceed $100,000 at the financial institution are insured by the Federal Deposit Insurance Corporation.  At June 30, 2007 and 2006, the Company had uninsured cash and cash equivalents of approximately $228,000 and $533,000, respectively.

For the year ended June 30, 2007, the Company had one (1) major customer representing approximately twenty-four percent (24%) of revenues.  At June 30, 2007, the amount due from this customer included in accounts receivable was approximately $54,000.

For the year ended June 30, 2007, the Company had two (2) major suppliers representing approximately fifty-two percent (52%) of cost of product revenues.  At June 30, 2007, the amount due to these suppliers included in accounts payable was $93,278.

For the year ended June 30, 2006, the Company had one (1) major customer representing approximately eleven percent (11%) of revenues.  At June 30, 2006, the amount due from this customer included in accounts receivable was approximately $752,000.

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

Inventory:

Inventory is stated at the lower of cost (first-in, first-out method) or market.  Obsolete or slow moving inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand. The inventory reserve at June 30, 2007 and 2006 was $8,000 and zero, respectively.   At June 30, 2007 and 2006 inventory consists of:

	2007	2006

Raw materials	$—	$362,193
Finished goods	74,966	290,966
Gross inventory	$74,966	653,159
Reserve for obsolete or slow moving inventory	(8,000)	—
Net inventory	$66,966	$653,159

Property and Equipment:

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. The average lives of the assets range from three to five years. Leasehold improvements are recorded at cost and are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the related lease, including any renewal options. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred.  Property and equipment are reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable.  Such review includes estimating future cash flows.  Property and equipment costs are expensed when determined not realizable.

Software Development Costs:

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs begins upon the establishment of technological feasibility of the product.  The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in software and hardware technology.  Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed on a product-by-product basis using straight-line amortization with useful lives of five years or, if less, the remaining estimated economic life of the product.  Amounts related to internal software development that could be capitalized under this statement were deemed to be immaterial during the years ended June 30, 2007 and 2006.

Revenue Recognition and Deferred Revenue:

The Company licenses software and sells data collection hardware and related ancillary products to end-user customers through our Business Alliance Program  and direct sales force. Software license revenue is earned from perpetual licenses of off-the-shelf software requiring none or minor modification or customization. The software license, data collection hardware and related ancillary product revenues from end-user customers and reseller channel customers are generally recognized when:

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs for the years ended June 30, 2007 and 2006 were approximately $11,000 and $47,000, respectively.

Shipping and Handling Costs

The cost of shipping products to customers is recognized at the time the products are shipped, and is included in Cost of Sales.

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

Income (Loss) Per Share:

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share.  At June 30, 2007 and 2006, there were options and warrants outstanding to purchase 3,201,223 and 3,954,931, respectively, shares of the Company’s common stock. In addition, at June 30, 2006, there were also 3,076,923 shares of common stock issuable upon conversion of convertible debt. Of these potentially dilutive securities, at June 30, 2007 167,250 options were included in the denominator for diluted earnings per share as they are exercisable at less than the current market price. At June 30, 2006, there were no potentially dilutive securities included in the calculation as they all had exercise prices above the then current market price for the Company’s common stock, as such their effect was anti-dilutive.

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

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share–Based Payment,” using the modified prospective-transition method. Under this transition method, compensation expense recognized for the year ended June 30, 2007 includes:  (a) compensation expense for all share-based payments granted prior to, but not yet vested as of June 30, 2005 based on the grant date fair value estimated and (b) compensation expense for all share-based payments granted subsequent to June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.

Recent Accounting Pronouncements

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for our fiscal year ending June 30, 2008. The adoption of SFAS 156 is not expected to have a material affect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material affect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement of Financial Accounting Standards Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of SFAS 159 on its financial position.

Note 2

Accounts Receivable - Trade:

At June 30, 2007 and 2006 accounts receivable – trade consists of:

	2007	2006

Accounts receivable - trade	$959,740	$2,427,678
Less:
Allowance for sales returns	(62,616)	(108,000)
Allowance for doubtful accounts	(396,046)	(30,000)

	$501,078	$2,289,678

Note 3

Property and Equipment:

At June 30, 2007 and 2006 property and equipment consists of:

	2007	2006
Computers, software and equipment	$486,677	$589,190
Furniture and fixtures	42,787	42,787
Leasehold improvements	122,181	122,181
	651,645	754,158
Less: accumulated depreciation	(358,001)	(251,849)
	$293,644	$502,309

Depreciation expense was $141,996 and $128,435, respectively, for the years ended June 30, 2007 and 2006.

Note 4

Long-term Debt:

At June 30, 2007 and 2006 long-term debt consists of the following:

	2007	2006

2% above prime rate, currently 10.25%, convertible three-year term note, monthly interest and thirty $66,667 monthly principal payments through January 2009; Collateralized by all assets of the Company.	—	1,945,397

2% above prime rate, currently 10.25%, $1,500,000 credit facility, monthly interest payments, advances on the facility are based on a percentage of the Company’s outstanding accounts receivable and inventory, due July 2008; Collateralized by all assets of the Company. Less unamortized discount of $34,300. The Company had no outstanding advances as of June 30, 2007.	—	1,082,197

10% promissory note to a related party, 60 monthly principal and interest payments of $8,919 through August 2010; Collateralized by all assets of the Company. In February 2007, the Company amended the terms of the note agreement to defer the monthly principal payments through December 2007.	249,613	256,395

$400,000 revolving line of credit with a related party, expiring on December 31, 2007, interest at 10%. Interest only payments due monthly. Collateralized by all assets of the Company.	150,000	150,000

10% promissory note to a related party, 60 monthly principal and interest payments of $10,562 through December 2011; Collateralized by all assets of the Company. In February 2007, the Company amended the terms of the note agreement to defer the monthly principal payments through December 2007.	402,187	409,337

15% promissory note to a related party, 60 monthly principal and interest payments of $17,288 through July 2010; Collateralized by all assets of the Company. In February 2007, the Company amended the terms of the note agreement to defer the monthly principal payments through December 2007.	418,358	430,268

10% 90-day note to a related party party, expiring March 2007, with principal due in 90 days and monthly interest payments. In February 2007, the Company amended the terms of the note agreement to defer the monthly principal payments through December 2007.	300,000	—

	1,520,158	4,273,594
Less: current portion	(610,716)	(2,081,122)

Long-term debt	$909,442	$2,192,472

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

The private placement of the Laurus Note-March 04 and the Laurus Note Warrant-March 04 was facilitated by The Oberon Group, LLC (Oberon) in consideration for which Oberon was paid an advisory fee of $150,000, and granted a warrant to purchase, at any time through March 22, 2007, 136,364 shares of the Company’s common stock at a per share price of $1.10.  As of March 2007, this warrant to purchase 136,364 shares of common stock has expired unexercised. The cash fee and fair value of the warrant had been recorded as a deferred loan issue charge.

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

In June 2005, the Company entered into a Security Agreement (the “Laurus Credit Facility-June 05”) together with a common stock purchase warrant entitling the holder to purchase 210,000 shares of common stock (the “Laurus Credit Facility Warrant-June 05”) with Laurus.  Under the terms of the Laurus Credit Facility-June 05, the Company may borrow from time to time revolving loans up to $1,500,000 subject to a borrowing base calculation based on the Company’s eligible accounts receivable. Borrowings under the facility accrue interest at the prime rate, payable monthly.

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

The private placement of the Laurus Credit Facility-June 05 and the Laurus Credit Facility Warrant-June 05 was facilitated by The Oberon Group, LLC (Oberon) in consideration for which Oberon was paid an advisory fee of $112,500, and granted a warrant to purchase, at any time through June 23, 2008, 173,077 shares of the Company’s common stock at a per share price of $0.65.  The cash fee and fair value of the warrant has been recorded as a deferred loan issue charge. $56,250 of the advisory fee is to be paid through the issuance of common stock.  The number of shares to be issued will be based on the market price of the common stock after a registration statement covering the shares has been declared effective.  If the company is unable to have the registration statement declared effective, then the amount will be paid in cash.  As of June 30, 2007 the Company has agreed to pay the amount due of $56,250 in cash.

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

In August 2006, the Company amended the terms of its term note with Laurus Master Funds, Ltd. (“Laurus”) to change the monthly principal payment for the period of September 2006 through February

2007 from $66,667 to $30,000.  The deferred principal amount has been added as a balloon payment at the end of the term.  In January 2007, the term note was repaid in full.

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

The private placement of the Laurus Note-January 06 and the Laurus Revolving Note-January 06 was facilitated by The Oberon Group, LLC (“Oberon”) in consideration for which Oberon was paid an advisory fee of $70,627, and granted a warrant to purchase, at any time through January 3, 2009, 108,657 shares of the Company’s common stock at a per share price of $0.65.  The fee and fair value of the warrant has been recorded as a deferred loan issue charge.  The advisory fee is to be paid through the issuance of common stock.  The number of shares to be issued is based on the market price of the common stock after a registration statement covering the shares has been declared effective.  Since the registration statement has not yet been declared effective, the Company is required to make a payment in cash to Oberon in the amount of $70,627.

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

In July 2006, the Company amended the terms of its note agreements with a related party to defer the monthly principal payments for the period of July 2006 through December 2006.  The amortization period of the note was increased by six months to compensate for the deferred principal payments.

In December 2006, the Company entered into a subordinated note agreement with a related party.  The note is a 90-day note with the principal due in 90 days and monthly interest payments at an annual percentage rate of 10%.  In consideration for agreeing to subordinate repayment of the note, the Company issued 30,000 shares of restricted common stock at a price of $0.40 per share to the holder of the subordinated note.  The fair value of the stock was recorded as a deferred loan issue charge. In February 2007, the Company amended the terms of this note agreement with a related party to defer the monthly principal payments through December 2007.

In February 2007, the Company amended the terms of all its note agreements with a related party to defer the monthly principal payments through December 2007.  The amortization period of the note was increased by 12 months to compensate for the deferred principal payments.  The Company issued 100,000 shares of restricted common stock at a price of $0.44 per share in consideration for consent to interest only payments through December 2007.

The related party discussed above is a major shareholder of the Company and has the ability to influence management decisions.

As of June 30, 2007 future minimum payments due under the debt agreements are as follows:

Year Ending
June 30,

2008	610,716
2009	352,616
2010	364,542
2011	150,903
2012	41,381

Total	$1,520,158

The Company incurred loan issue costs associated with the issuance of the Laurus Note, Laurus Credit Facility and shareholder notes.  The costs are being amortized over the term of the notes. Included in other assets at June 30, 2007 and 2006 are deferred costs in the amount of $175,780 and $418,976, respectively, net of accumulated amortization of $656,197 and $392,731, respectively.  Amortization expense charged to interest expense was $263,466 and $233,938, respectively, for the years ended June 30, 2007 and 2006.

The Laurus Note-January 06 Warrants were valued at $65,800 and recorded as a discount to the Laurus Note-January 06. The Laurus Credit Facility Warrants were valued at $102,900 and recorded as a discount to the Laurus Credit Facility.  The discounts are being amortized over the terms of the debt.  Amortization of the discounts charged to interest expense was $45,267 and $62,272, respectively, for the years ended June 30, 2007 and 2006.

The approximate amortization expense for fiscal years 2008 and 2009 will be $199,000 and $11,000.

Note 5

Income Taxes:

As of June 30, 2007 and 2006 deferred tax assets consist of the following:

	2007	2006

Federal loss carryforwards	$2,321,000	$2,502,000
State loss carryforwards	313,000	412,000
Other	184,000	124,000
	2,818,000	3,038,000
Less: valuation allowances	(2,818,000)	(3,038,000)

	$—	$—

The Company has established a valuation allowance equal to the full amount of the deferred tax assets primarily because of uncertainty in the utilization of net operating loss carryforwards.

As a result of stock ownership changes, the Company’s ability to utilize net operating losses in the future could be limited, in whole or part, under Internal Revenue Code Section 382.  The Company was treated as an S-Corporation for income tax purposes through May 13, 1997.  As of June 30, 2007 the Company’s federal and state net operating loss carryforwards were approximately $7,254,000 and $3,910,000, respectively, and expire through 2026 as follows:

Expiration June 30,	Federal Net Operating Loss Carryforwards	Expiration June 30,	State Net Operating Loss Carryforwards
2021	$2,010,635	2009	$684,558
2022	687,018	2010	1,305,148
2023	179,972	2011	1,919,918
2024	1,135,796
2025	1,335,057
2026	1,905,260
	$7,253,738		$3,909,624

The Company’s tax expense (benefit) differed from the statutory rate primarily due to the $220,000 change in the deferred tax asset valuation allowance since June 30, 2006 and the utilization of a portion of the net operating loss carryforward at June 30, 2007.

Note 6

Commitments:

The Company currently leases a facility in Scottsdale, Arizona under non-cancelable operating lease agreement which expires in April 2010. For the years ended June 30, 2007 and 2006, expense under non-cancelable operating lease agreements was approximately $335,000 and $320,000, respectively.  We are actively looking to sublease office space due to the downsizing in connection with the reseller channel sale in January 2007.

Future minimum lease payments due under the operating lease agreement are as follows:

Year Ending June 30,
2008	$292,883
2009	292,883
2010	244,069
$829,835

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

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended June 30,
	2007	2006
Expected volatility	138.0%	138.0%
Weighted average expected volatility	138.0%	138.0%
Risk-free interest rate	4.0%	4.0%
Expected Dividends	0%	0%
Expected lives (in years)	3.0	3.0

The weighted average fair value at date of grant for options granted during the years ended June 30, 2007 and 2006 approximated $.33 and $.38, respectively.

A summary of the activity of options under the plan and non-statutory options granted outside the plan follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at June 30, 2005	2,257,975	$0.89

Granted	498,500	0.48
Exercised	(4,500)	0.37
Forfeited	(88,500)	1.29

Outstanding at June 30, 2006	2,663,475	0.80

Granted	215,000	0.42
Exercised	(23,000)	0.23
Forfeited	(565,986)	0.68

Outstanding at June 30, 2007	2,289,489	$1.07

Additional information about outstanding options to purchase the Company’s common stock as of June 30, 2007 is as follows:

	Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Avg. Remaining Contractural Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Avg. Remaining Contractural Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$9.40	100,000	2.63	$9.40	—	100,000	2.63	$9.40	—
$3.40 - $2.20	120,000	3.04	$3.20	—	120,000	3.04	$3.20	—
$1.40 - $1.00	179,969	5.96	$1.04	—	166,969	5.88	$1.05	—
$0.92 - $0.60	646,520	6.51	$0.75	—	574,645	6.47	$0.76	—
$0.57 - $0.40	826,000	6.81	$0.43	—	675,500	6.32	$0.43	—
$0.36 - $0.14	417,000	5.33	$0.22	—	410,000	5.25	$0.22	—

A summary of the status of the Company’s nonvested shares as of June 30, 2007 and changes during the year ended June 30, 2007 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Nonvested stock options at July 1, 2006	550,125	$0.35
Granted	215,000	0.33
Vested	(276,625)	0.33
Forfeited	(246,125)	0.37
Nonvested stock options at June 30, 2007	242,375	$0.33

During the years ended June 30, 2007 and 2006 the Company recognized compensation expense of $142,980 and $129,183, respectively.  As of June 30, 2007, there was $80,410 of total unrecognized compensation cost related to nonvested share stock options under the Plan.  That cost is expected to be recognized over the weighted average period of 3.5 years.  The total fair value of the 276,625 options vested during the year ended June 30, 2007 was $92,129.

During the year ended June 30, 2007, the Company extended the term of an employee’s option to purchase 839,000 shares for one year. In relation to the extension, $34,125 was recognized as expense in the current year.

Non-Employee Stock Options and Warrants:

During the year ended June 30, 2002 the Company issued 62,958 warrants to a related party in consideration for entering into a promissory note agreement with the Company.  The exercise price of the warrant is $.25 per share and is exercisable through September 2006.  As of September  2006 none of the warrants had been exercised and they have expired.

During the year ended June 30, 2002 the Company issued 25,000 warrants to a related party in consideration for entering into a revolving line of credit agreement with the Company.  The exercise price of the warrant is $.15 per share and is exercisable through November 2006.  As of June 30, 2007 all of the warrants have been exercised.

In November 2003 the Company issued 143,400 warrants to brokers in connection with a private placement of common stock of the Company.  The exercise price of the warrants is $.90 per share and is exercisable through November 2006.  As of November 2006 none of the warrants have been exercised and have expired.

In March 2004, the Company consummated a private placement pursuant to which the Company issued a $2,000,000 principal amount secured convertible term note (the Laurus Note), together with a common stock purchase warrant entitling the holder to purchase 280,000 shares of common stock (the Laurus Note Warrant).  The Laurus Note Warrant entitles the holder thereof to purchase, at any time through March 22, 2011:  200,000 shares of the Company’s common stock at a price of $1.29 per share; 40,000 shares of the Company’s common stock at a price of $1.35 per share; and 40,000 shares of the Company’s common stock at a price of $1.40 per share.  As of June 30, 2007 none of the warrants have been exercised.

The private placement of the Laurus Note and the Laurus Warrant was facilitated by The Oberon Group, LLC (Oberon) in consideration for which Oberon was granted a warrant to purchase, at any time through March 22, 2007, 136,364 shares of the Company’s common stock at a price of $1.10.  As of June 30, 2007 none of the warrants have been exercised.

In June 2005, the Company entered into a Security Agreement (the “Laurus Credit Facility”) together with a common stock purchase warrant entitling the holder to purchase 210,000 shares of common stock (the “Laurus Credit Facility Warrant”) with Laurus.  The Laurus Credit Facility Warrant entitles the holder thereof to purchase, at any time through June 23, 2012:  150,000 shares of the Company’s common stock at a price of $0.72 per share; 30,000 shares of the Company’s common stock at a price of $0.75 per share; and 30,000 shares of the Company’s common stock at a price of $0.78 per share.  As of June 30, 2007 none of the warrants have been exercised.

The private placement of the Laurus Credit Facility and the Laurus Credit Facility Warrant was facilitated by The Oberon Group, LLC (Oberon) in consideration for which Oberon was granted a warrant to purchase, at any time through June 23, 2008, 173,077 shares of the Company’s common stock at a per share price of $0.65.  As of June 30, 2007 none of the warrants have been exercised.

In January 2006, the Company entered into a Security and Purchase Agreement (the “Laurus Note-January 06”) together with a common stock purchase warrant entitling the holder to purchase 140,000 shares of common stock (the “Laurus Note-January 06 Warrant”) with Laurus.  The Laurus Note-January 06 Warrant entitles the holder thereof to purchase, at any time through January 3, 2013, 140,000 shares of the Company’s common stock at a price of $0.65 per share.  As of June 30, 2007 none of the warrants have been exercised.

The private placement of the Laurus Note-January 06 and the Laurus Note-January 06 Warrant was facilitated by Oberon in consideration for which Oberon was granted a warrant to purchase, at any time through January 3, 2009, 108,657 shares of the Company’s common stock at a per share price of $0.65.  As of June 30, 2007 none of the warrants have been exercised.

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

Under the agreement, the purchase price for the acquired assets was $2.5 million, $250,000 of which is being held in escrow pending resolution of certain post-closing obligations are fulfilled. Other contingent consideration under the agreement for the acquired assets consists of royalty payments, payable to the Company quarterly over the four year period ending January 15, 2011, equal to 5% of the revenue derived from Synel’s U.S. sales of TA7000 units outside of Synel’s established U.S. customer base. Additionally, Synel purchased certain of the Company’s TA7000 inventory for $140,000. A portion of the proceeds from the sale were used to repay its Secured Convertible Term Note with Laurus, dated January 3, 2006.  In addition, the Company issued 100,000 shares of its Common Stock to Laurus in consideration for Laurus’s consent to extending the maturity date of the Company’s existing revolving note with Laurus, the asset sale to Synel, and the corporate name change.

The Company does not distinguish operationally or financially its activities other than gross product sales between its sales channels and as such the Company has not accounted for the sale as discontinued operations under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Note 9

Basis of Presentation and Going Concern:

Through June 30, 2007, the Company had sustained recurring losses from operations, and as of September 30, 2007, the Company estimates that its working capital and funds generated from operations are sufficient to fund the Company’s operations for the next three months.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  During fiscal 2007, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, its borrowing capacity under its two credit facilities, and other financing as required.  While the Company believes that it will succeed in attracting additional capital, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses.  However, there can be no assurance that the Company’s efforts to achieve and maintain profitable operations will be successful.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 10

Subsequent Events:

In September 2007, the Company filed an Information Statement to inform its stockholder that the board of directors of the Company and a majority of its shareholders had approved the sale of substantially all of the assets of the Company, including its wholly-owned subsidiaries, pursuant to the terms of a Memorandum of Understanding, dated as of September 24, 2007 with NetEdge Devices, LLC.  The purchase price consists of $1,042,000 payable in shares of common stock of the Company held by NetEdge Devices, LLC (which were contributed to NetEdge Devices, LLC by certain members of the board of directions and officers of the Company) and  the assumption of indebtedness of the Company consisting of $550,000 of trade payables and $1,500,000 of short and long-term notes.  The effectiveness of this transaction is subject to the filing of a definitive proxy statement, which will occur following the receipt and clearance of any comments to the preliminary filing made by the Securities and Exchange Commission, and the passage of 20 days following such definitive filing.

Item 8.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Item 8A. Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-KSB, the Company’s management evaluated, with the participation of the Company’s chief executive officer and principal accounting officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive officer and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive officer and the Company’s principal accounting officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

Item 8B. Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information regarding our directors and executive officers is provided below.

BAHAN SADEGH.  Mr. Sadegh, age 34, has served as President, Chief Executive Officer and a director of the Company since April 2007.  Mr. Sadegh is the founder of the Company, and has been responsible for the design and development of its flagship NETtime software.  Before becoming CEO, Mr. Sadegh served as Vice President of Technology and Chief Technology Officer since 1995.  Prior to joining NETtime Solutions, Mr. Sadegh served as an engineer consultant for a number of Fortune 500 semiconductor companies.  He has a Bachelor of Interdisciplinary Sciences degree in Mathematics and Business from Arizona State University.

THOMAS J. KLITZKE, CPA.  Mr. Klitzke, age 33, has served as the Company’s Vice President of Finance and Administration and Principal Accounting Officer since November 2006.  Mr. Klitzke has served as Controller of Time America since September 2005.  Prior to joining Time America, Mr. Klitzke served as Controller of ImproveNet, Inc. from January of 2003 through September 2005.  From September 2001 through January 2003, Mr. Klitzke was employed by Arthur Andersen, LLP and Woods & Dwyer, PLC as an auditor.  Mr. Klitzke is a Certified Public Accountant and holds a Bachelor of Science in Accounting degree from Arizona State University.

TODD P. BELFER.  Mr. Belfer, age 40, has served as a director of the Company since March 1999 and Chairman of the Board of Directors since November 1999.  Mr. Belfer also served as Chairman of the Board of Directors of our wholly-owned subsidiary, NETtime Solutions, Inc. (formerly Time America, Inc and previously Vitrix Inc.), from April 1996 until March 1999.  Mr. Belfer co-founded Employee Solutions, Inc. in May 1990, and served as its Executive Vice-President and as a director from 1991 to 1996.  Mr. Belfer earned a Bachelor of Science in Finance and Real Estate from the University of Arizona in 1989.

LISE M. LAMBERT.  Ms. Lambert, age 50, has served as a director of the Company since April 1999 and as director of our wholly-owned subsidiary, Time America, Inc. (previously Vitrix Incorporated), from January 1998 to March 1999.  Since 1996, Ms. Lambert has been President of Relevant, Inc., a consulting services organization that provides strategic marketing and growth consulting to the healthcare and technology industries. From 2003 to 2006, Ms. Lambert served as the Sr. Vice President of Strategy and Marketing for VistaCare, Inc., a national health services provider. In 1986, Ms. Lambert co-founded Mastersoft, Inc., a software company which was sold to Adobe Corporation in 1995. Ms. Lambert earned a Bachelor of Arts degree in Education and a Masters degree in Education and Deafness from Smith College.

ROBERT W. ZIMMERMAN. Mr. Zimmerman, age 55, has served as a director of the Company since March 2001.  Mr. Zimmerman was one of the original investors and directors of Time America, Inc. prior to its merger with the Company.  Mr. Zimmerman is President, co-managing shareholder and attorney for Mallery & Zimmerman, S.C., a general practice law firm with offices in Milwaukee, Cedarburg, Green Bay, Stevens Point and Wausau, Wisconsin.

Mr. Zimmerman graduated from Marquette University in 1974 with majors in Accounting and Finance and from Marquette University Law School in 1977.  Following graduation from law school, Mr. Zimmerman worked in the Milwaukee office of Arthur Andersen & Co. in the tax department and received his Wisconsin CPA certificate.

TIMOTHY S. JEFFRIES.  Mr. Jeffries, 44, has served as a director of the Company since September 2007.  Tim Jeffries is the Managing Partner of P7 Enterprises, a management consulting practice based in Scottsdale, Arizona. In addition, Mr. Jeffries serves as Chairman of the Board of Directors for Contractors Wire & Cable, LLC; Vice Chairman of the Board of Directors for Mission Technology Group, Inc.; and Limited Partner for Carlisle Enterprises, LLC.  In the non-profit field, Mr. Jeffries serves on the Executive Committee of the Board of Directors for the Arizona Chamber of Commerce and Industry, and as Vice Chairman of the Board of Directors for the Make-A-Wish Foundation of Arizona.  Jeffries also serves on the Board of Directors for Arizona Voice for Crime Victims, and as an Advisor to the National Board of Trustees for Parents of Murdered Children, Inc.  Mr. Jeffries earned a Bachelor of Science in Political Science from Santa Clara University in 1985.  He also earned a Master of Business Administration in the Global Executive MBA Program at the Duke University Fuqua School of Business in 2003.

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

Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended June 30, 2007.

Item 10.  Executive Compensation.

The following table sets forth the information required by SEC Regulation S-K Item 402 as to the compensation paid or accrued by us for the year ended June 30, 2007 for services rendered in all capacities, by our Chief Executive Officer, our Principal Accounting Officer, the former Chief Excecutive Officer, the former Chief Financial Officer and the two other most highly compensated executive officers during the fiscal year ended June 30, 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Bahan Sadegh (3) Chief Executive Officer	2007	$119,300	—	—	$6,375	$125,675
Thomas S. Bednarik (4)
Former	2007	105,400	—	112,250	—	217,650
Chief Executive Officer	2006	148,400	—	—	—	—
Jon Weiss (5)
Interim
Chief Executive Officer and	2007	95,400	51,811	—	2,700	149,911
VP of Business Delopment	2006	95,400	28,178	—	6,575	130,153
Thomas J. Klitzke (6) Principal Accounting Officer	2007	77,000	14,000	—	705	91,705
Craig Smith (7)
Former	2007	39,700	—	—	—	39,700
Chief Financial Officer	2006	95,400	—	—	9,363	104,763
James Martin (8)	2007	90,000	86,700	—	—	176,700
VP of Sales	2006	90,000	37,873	—	14,363	142,236

(1)

Reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R). Amounts are calculated using the closing stock price of each award on the date of grant.

(2)

Reflects dollar amount expensed by us during applicable fiscal years for financial statement reporting purposes pursuant to SFAS 123(R). SFAS 123(R) requires us to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest).See the assumptions made in the valuation of the stock options in the footnotes of our financial statements.

(3)	Mr. Sadegh was appointed to serve as the Company’s President and Chief Executive Officer effective April 16, 2007.

(4)

Mr. Bednarik resigned effective January 22, 2007. The Company extended the term to exercise all options by one year from Mr. Bednarik’s resignation date. The Company also issue 100,000 shares of restricted common stock at a per share price of $0.44.

(5)	Mr. Weiss assumed the position of Interim CEO effective January 22, 2007. The amounts in the Bonus column in fiscal year 2007 and 2006 consists of sales commissions paid.

(6)	Mr. Klitzke was appointed to serve as Principal Accounting Officer effective October 25, 2006.

(7)	Mr. Smith resigned as effective October 25, 2006

(8)	Mr. Martin resigned effective January 22, 2007. The amounts in the Bonus column in fiscal year 2007 and 2006 consists of sales commissions.

Employement Agreement

As of April 16, 2007, the Board of Directors appointed Mr. Sadegh as the Company’s President and Chief Executive Officer and agreed to pay Mr. Sadegh a base salary of $180,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning unexercised stock options held by each of the Named Executive Officers as of June 30, 2007.

	Option Awards
Name	Number of Securities Underlying Unexer- cised Options (#) Exercisable	Number of Securities Underlying Options (#) UnExercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Bahan Sadegh	18,750	6,250	—	$1.00	6/13/2014
Chief Executive	40,000	—	—	0.75	8/16/2013
Officer	12,500	37,500	—	0.40	4/17/2016
	25,000	—	—	0.40	4/15/2011
	20,000	—	—	0.24	4/13/2012
Thomas S.	100,000	—	—	9.40	2/14/2010
Bednarik	100,000	—	—	3.40	8/20/2010
Former	25,000	—	—	1.17	12/6/2013
Chief Executive	75,000		—	1.00	6/13/2014
Officer	14,000		—	0.63	4/18/2015
	12,500	37,500	—	0.40	4/17/2016
	225,000		—	0.40	4/15/2011
	50,000	—	—	0.18	12/28/2012
	100,000	—	—	0.17	12/29/2011
	100,000	—	—	0.17	4/12/2013
Jon Weiss
Interim	18,750	6,250		1.00	6/13/2014
Chief Executive	40,000	—	—	0.75	8/16/2013
Officer and VP of	12,500	12,500	—	0.67	2/15/2015
Business	12,500	37,500	—	0.40	2/17/2016
Delopment	20,000	—	—	0.17	4/4/2013
Thomas J. Klitzke Principal Accounting Officer	1,500	4,500	—	0.60	9/24/2015
Craig Smith Former Chief Financial Officer	—	—	—	—	—
James Martin VP of Sales	—	—	—	—	—

DIRECTOR COMPENSATION IN FISCAL YEAR 2007

Our non-employee directors received no cash compensation for serving as members of our board of directors or any committee of our board of directors during the fiscal year ended June 30, 2007.  During such period, we granted options to purchase 40,000 shares of common stock to each of Messrs. Belfer, Novak, and Zimmerman and Ms. Lambert in connection with their service on the board of directors.  Each of these options has a term of 10 years, vested immediately, and was granted at the fair market value of the common stock on the grant date.

The following table sets forth information concerning compensation received by non-employee directors for their service on the board of directors of the Company during fiscal year 2007.

Name	Option Awards ($)(1)	Total ($)
Todd P. Belfer	$29,100	$29,100
Lise M. Lambert	13,600	13,600
Robert W. Zimmerman	13,600	13,600
Robert J. Novak (2)	13,600	13,600

(1)          Reflects the dollar amount recognized for financial statement reporting in fiscal 2007 in  accordance with SFAS 123(R).

(2)          Rober J. Novak voluntarily resigned as a director of NETtime Solutions, Inc., effective December 11, 2006.

Item 11.  Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 25, 2007, concerning the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the Company’s Common Stock; (ii) each Director; (iii) the Company’s Chief Executive Officer; and (iv) all directors and executive officers of the Company as a group.  To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

	Shares Beneficially Owned (1)
Name and Address of Beneficial Owner (2)	Number		Percent
Todd P. Belfer	1,671,485	(3)	10.9%
Lise M. Lambert	325,163	(4)	2.1%
Robert W. Zimmerman	405,175	(5)	2.6%
Timothy S. Jeffries	32,767	(6)	0.2%
Thomas J. Klitzke	1,500	(7)	0.0%
Bahan Sadegh	277,860	(8)	1.8%
All directors and executive officers as a group	2,713,950	(9)	17.6%
Thomas S. Bednarik	1,027,750	(10)	6.7%
Laurus Capital Management, LLC	1,081,923	(11)	7.0%
Joseph L. Simek	3,979,068		25.9%
Circle F. Ventures LLC	983,511		6.4%
Anthony Silverman	1,687,000		11.0%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right.  Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.  The amounts and percentages are based upon 15,382,404 shares of common stock and mezzanine financing outstanding as of September 25, 2007.

(2)

The address of each of the beneficial owners is c/o NETtime Solutions, Inc., 8840 East Chaparral Road, Suite 100, Scottsdale, Arizona 85250, except for Circle F. Ventures LLC whose address is 17797 North Perimeter Drive, Suite 105, Scottsdale, Arizona 85255; Joseph L. Simek whose address is 611 North Road, Medford, Wisconsin 54461; Laurus Capital Management, LLC, whose address is 825 Third Avenue, 14th Floor, New York, NY  10022 and Anthony Silverman whose address is 2747 Paradise Road, #1405, Las Vegas, Nevada  89109.

(3)	Includes 475,000 shares of common stock underlying unexercised options that were exercisable on September 25, 2007, or within 60 days thereafter.

(4)	Includes 290,969 shares of common stock underlying unexercised options that were exercisable on September 25, 2007, or within 60 days thereafter.

(5)	Includes 255,000 shares of common stock underlying unexercised options that were exercisable on September 25, 2007, or within 60 days thereafter.

(6)	Includes 32,767 shares of common stock underlying unexercised options that were exercisable on September 25, 2007, or within 60 days thereafter.

(7)	Includes 1,500 shares of common stock underlying unexercised options that were exercisable on September 25, 2007, or within 60 days thereafter.

(8)	Includes 116,250 shares of common stock underlying unexercised options that were exercisable September 25, 2007, or within 60 days thereafter.

(9)	Includes 1,171,486 shares of common stock underlying unexercised options that were exercisable September 25, 2007, or within 60 days thereafter.

(10)	Includes 789,000 shares of common stock underlying unexercised options that were exercisable September 25, 2007, or within 60 days thereafter.

(11)	Includes 630,000 shares of common stock underlying warrants that were exercisable on September 25, 2007, or within 60 days thereafter.

Item 12.  Certain Relationships And Related Transactions, and Director Independence.

Except as set forth below, the Company did not have any transactions during fiscal years 2007 and 2006 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $120,000.

On March 31, 2001, the Company borrowed $400,000 from Joseph L. Simek, a significant stockholder of the Company.  The loan accrues interest at an annual rate of prime plus one percent (1%) and is secured by a subordinated lien on all of the Company’s assets.  Principal and interest payments of approximately $8,500 are due monthly, with the outstanding principal balance due on October 1, 2004.  On November 2, 2001, Mr. Simek agreed to provide the Company with a $200,000 line of credit, which is also secured by all of the Company’s assets.  On September 24, 2002, Mr. Simek agreed to provide the Company with an additional $200,000 revolving line of credit, which is also secured by all of the Company’s assets.  Borrowings under the lines of credit accrue interest at an annual rate of 10%.  In January 2004, Mr. Simek and the Company agreed to extend the maturity date of the line of credit facility to December 31, 2005.  In September 2004, the Company and Mr. Simek agreed to extend the balloon payment on the promissory note from October 1, 2004 to October 1, 2005. In November 2005, the Company and Mr. Simek agreed to extend the term of its $400,000 line of credit facility to December 31, 2007.   At June 30, 2007, the $400,000 loan had been paid in full and $150,000 was outstanding under the line of credit.

On September 4, 2001, the Company borrowed $500,000 from Francis Simek, the spouse of Mr. Simek, under a five year term note.  On March 22, 2004, the Company and Mrs. Simek entered into a subordinated note agreement pursuant to which the obligations outstanding under this note were subordinated to the obligations under our credit facilities with Laurus Master Fund.  Under the terms of the agreement, the existing term note was refinanced as a five year term note with monthly principal and interest payments at 15%. The Company issued 25,000 shares of restricted common stock to Mrs. Simek in consideration for her agreement to subordinate the note.  In November 2004, the Company and Mrs. Simek amended the terms of the note to change the interest rate to 10%. The loan is secured by a junior lien on all of the Company’s assets.  Principal and interest payments of $8,918 are due and payable monthly over a 60-month period.  At June 30, 2007, $249,613 was outstanding under this loan.  In February 2007, the Company amended the terms of this note agreement with a related party to defer the monthly principal payments through December 2007.

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

On April 16, 2004, the Company borrowed $500,000 from Mrs. Simek.  The note is a five year term note with monthly principal and interest payments at 15%.  In consideration for agreeing to subordinate the note, the Company issued 25,000 shares of restricted common stock to Mrs. Simek.  The loan is secured by a subordinated lien on all of the Company’s assets.  In November 2004, the Company paid $456,100 to retire the remaining balance on the note.  The Company and Mrs. Simek then entered into a $500,000 revolving credit note agreement.  Borrowings under the note accrue interest at the rate of 10% per annum with interest due monthly.  Unused borrowings are subject to a 2% per annum commitment fee payable quarterly.  In May 2005, the Company borrowed $500,000 under this agreement.  Subsequently, the Company and Mrs. Simek amended the agreement to provide for a 60-month repayment period.  Principal and interest payments of $10,562 are due and payable monthly. At June 30, 2007, $402,187 was outstanding under this loan.  In February 2007, the Company amended the terms of this note agreement with a related party to defer the monthly principal payments through December 2007.

On December 8, 2005, the Company borrowed $500,000 from Francis Simek under a three year term note at an annual interest rate of 15%.  The loan is secured by a subordinated lien on all of the Company’s assets.  Principal and interest payments of $17,288 are due and payable monthly over a 36-month period.  At June 30, 2007, $418,358 was outstanding under this loan.  In February 2007, the Company amended the terms of this note agreement with a related party to defer the monthly principal payments through December 2007.

In July 2006, the Company amended the terms of its note agreements with a related party to defer the monthly principal payments for the period of July 2006 through December 2006.  The amortization period of the note was increased by six months to compensate for the deferred principal payments.

In December 2006, the Company entered into a $300,000 subordinated note agreement with a related party.  The note is a 90-day note with the principal due in 90 days and monthly interest payments at an annual percentage rate of 10%.  In consideration for agreeing to subordinate repayment of the note, the Company issued 30,000 shares of restricted common stock to the holder of the subordinated note.  The fair value of the stock was recorded as a deferred loan issue charge. In February 2007, the Company amended the terms of this note agreement with a related party to defer the monthly principal payments through December 2007.

As discussed above, in February 2007, the Company amended the terms of all its note agreements with a related party to defer the monthly principal payments through December 2007.  The amortization period of the note was increased by 12 months to compensate for the deferred principal payments.  The Company issued 100,000 shares of its Common Stock in consideration for consent to interest only payments through December 2007.

Director Independence

Our directors consist of Bahan Sadegh, Todd P. Belfer, Lise M. Lambert, Robert W. Zimmerman and Timothy S. Jeffries.  Mr. Sadegh is also our President and Chief Executive Officer and is therefore not considered independent.  While the OTC Bulletin Board does not prescribe independence requirements for board members, the Company believes the remainder of its Board members are “independent” within the meaning of the listing standards of the NADAQ Stock Market.

“Independent director” means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons shall not be considered independent:

(A)          a director who is, or at any time during the past three years was, employed by the company;

(B)           a director who accepted or who has a Family Member who accepted any compensation from the company in excess of $100,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

(i)            compensation for board or board committee service;

(ii)           compensation paid to a Family Member who is an employee (other than an executive officer) of the company; or

(iii)          benefits under a tax-qualified retirement plan, or non-discretionary compensation.

Provided, however, that in addition to the requirements contained in this paragraph (B), audit committee members are also subject to additional, more stringent requirements under Rule 4350(d).

(C)           a director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

(D)          a director who is, or has a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

(i)            payments arising solely from investments in the company’s securities; or

(ii)           payments under non-discretionary charitable contribution matching programs.

(E)           a director of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or

(F)           a director who is, or has a Family Member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during any of the past three years.

(G)           in the case of an investment company, in lieu of paragraphs (A)–(F), a director who is an “interested person” of the company as defined in Section 2(a)(19) of the Investment Company Act of 1940, other than in his or her capacity as a member of the board of directors or any board committee.]

Item 13. Exhibits.

The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-KSB.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.  All other fees consist primarily of fees incurred to review our registration statement filings.

		June 30, 2007	June 30, 2006
(i)	Audit Fees	$63,900	$45,000
(ii)	Audit Related Fees	—	—
(iii)	Tax Fees	$5,500	$4,500
(iv)	All Other Fees	$16,705	$18,294

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm.  The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies.  The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.  The Audit Committee has considered the role of Semple, Marchal & Cooper, LLP in providing services to us for the fiscal year ended June 30, 2007 and has concluded that such services are compatible with such firm’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETTIME SOLUTIONS, INC.

/s/ Bahan Sadegh
Bahan Sadegh, President and Chief Executive Officer (Principal Executive Officer)

Dated: October 15, 2007

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bahan Sadegh and Thomas J. Klitzke, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstititon for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date

/s/ Bahan Sadegh	President, CEO and Director	October 15, 2007
Bahan Sadegh	(Principal Executive Officer)

/s/ Thomas J. Klitzke	Principal Accounting Officer	October 15, 2007
Thomas J. Klitzke	(Principal Financial Officer)

/s/ Todd P. Belfer	Chairman of the Board	October 15, 2007
Todd P. Belfer

/s/ Lise M. Lambert	Director	October 15, 2007
Lise M. Lambert

/s/ Robert W. Zimmerman	Director	October 15, 2007
Robert W. Zimmerman

/s/ Timothy S. Jeffries	Director	October 15, 2007
Timothy S. Jeffries

EXHIBIT INDEX

Exhibit Number	Description	By Reference from Document	No. in Document

3.1	Registrant’s Articles of Incorporation	A	3.1

3.1.1	Registrant’s Amendment to its Articles of Incorporation, dated November 7, 1988	A	3.1.1

3.1.2	Registrant’s Amendment to its Articles of Incorporation, dated June 25, 1991	B	3.1.2

3.1.3	Registrant’s Certificate of Reverse Stock Split, dated February 15, 1994	C	3.1.3

3.1.4	Registrant’s Certificate of Designation of Series A Preferred Stock, dated June 27, 1996	D	3.1.4

3.1.5	Registrant’s Amendment to Articles of Incorporation, dated June 25, 1996	D	3.15

3.1.6	Registrant’s Certificate of Designation of Series B Preferred Stock, dated March 31, 1999	E	3.1.6

3.1.7	Registrant’s Amendment to Articles of Incorporation, dated October 7, 1999.	F	3.1

3.1.8	Certificate of Correction to Certificate of Amendment to Articles of Incorporation of Vitrix, Inc., dated June 16, 2005	O	3.1.8

3.1.9	Registrant’s Amendment to Articles of Incorporation, dated April 20, 2007	S	3.1

3.2	Amended Bylaws of the Registrant	C	3.2

4.1	Registrant’s Form of Common Stock Certificate	A	4.1

10.6	1999 Equity Compensation Plan	E	10.7

10.7.1	Lease Agreement, dated September 3, 1999, between LAFP Phoenix, Inc., as lessor, and the Registrant, as lessee.	F	10.1

Exhibit Number	Description	By Reference from Document	No. in Document

10.7.2	First Amendment to Office Lease Agreement, dated March 28, 2000, between LAFP Phoenix, Inc., as lessor and the Registrant, as lessee.	G	10.1

10.8	Securities Purchase Agreement, dated September 21, 1999, between Circle F Ventures, LLC and the Registrant.	F	10.2

10.10	Merger Agreement, dated March 28, 2001 by and among Vitrix, Inc., Vitrix Incorporated, and Time America, Inc.	H	2.1

10.12	Letter from BDO Seidman, LLP, dated June 4, 2001, regarding its concurrence or disagreement with the statements made by the registrant in the current report concerning the resignation or dismissal as the registrants’ principal accountant.	I	16

10.13	Promissory Note Agreement, dated September 4, 2001 between Vitrix, Inc. and Frances L. Simek	J	10.13

10.14	Security Agreement dated September 4, 2001 between Vitrix, Inc. and Frances L. Simek	J	10.14

10.15	Warrant to purchase common stock agreement dated September 4, 2001 between Vitrix, Inc. and Frances L. Simek	J	10.15

10.16	Promissory Note Agreement, dated March 31, 2001 between Time America, Inc and Joseph L. Simek	K	10.16

10.17	Revolving Credit Agreement, dated November 2, 2001 between Vitrix, Inc and Joseph L. Simek	K	10.17

10.18	Securities Purchase Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	10.1

10.19	Secured Convertible Term Note, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	10.2

10.20	Common Stock Purchase Warrant, dated March	L	10.3

Exhibit Number	Description	By Reference from Document	No. in Document

	22, 2004, issued to Laurus Master Fund, Ltd.

10.21	Security Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	10.4

10.22	Subordination Agreement, dated March 22, 2004, among Time America, Inc., Laurus Master Fund, Ltd and Joseph and Frances Simek	L	10.5

10.23	Registration Rights Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	10.6

10.24	Guarantee, dated March 22, 2004, issued by Time America, Inc. in favor of Laurus Master Fund, Ltd.	L	10.7

10.25	Stock Pledge Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	L	10.8

10.26	Note Purchase Agreement, dated April 16, 2004 between Time America, Inc. and Frances L. Simek	M	10.26

10.27	Promissory Note Agreement, dated April 16, 2004 between Time America, Inc. and Frances L. Simek	M	10.27

10.28	Security Agreement, dated April 16, 2004 between Time America, Inc. and Frances L. Simek	M	10.28

10.29	Consulting Services Agreement, dated October 15, 2003, between Vitrix, Inc. and Todd P. Belfer	O	10.29

10.30	Bonus Plan Document with Tom Bednarik, effective as of January 1, 2005	O	10.30

10.31	Equipment Purchase, License and Services Agreement, dated as of August 29, 2005, between FedEx Corporate Services, Inc. and Time America, Inc. (certain portions deleted pursuant to confidential treatment)	O-N	10.31

Exhibit Number	Description	By Reference from Document	No. in Document

10.32	Amendment, dated as of August 29, 2005, between Federal Express Corporation and Time America, Inc. (certain portions deleted pursuant to confidential treatment)	O-N	10.32

10.33	Professional Services Agreement, dated as of August 29, 2005, between FedEx Corporate Services, Inc. and Time America, Inc. (certain portions deleted pursuant to confidential treatment)	O-N	10.33

10.34	Amendment, dated as of August 29, 2005, between Federal Express Corporation and Time America, Inc. (certain portions deleted pursuant to confidential treatment)	O-N	10.34

10.35	Letter Agreement, dated February 17, 2000, between Vitrix Incorporated and Thomas S. Bednarik	O	10.35

10.36	Security and Purchase Agreement, dated January 3, 2006, by and among Laurus Master Fund, Ltd., Time America, Inc., a Nevada corporation, Time America, Inc, an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company.	P	10.1

10.37	Secured Convertible Term Note, dated January 3, 2006, made by Time America, Inc., a Nevada corporation, Time America, Inc., an Arizona corporation and NetEdge Devices, LLC, an Arizona limited liability company, in favor of Laurus Master Fund, Ltd.	P	10.2

10.38	Secured Non-Convertible Revolving Note, dated January 3, 2006, made by Time America, Inc., a Nevada corporation, Time America, Inc., an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company, in favor of Laurus Master Fund, Ltd.	P	10.3

10.39	Common Stock Purchase Warrant, dated January 3, 2006, issued to Laurus Master Fund, Ltd.	P	10.4

Exhibit Number	Description	By Reference from Document	No. in Document

10.40	Registration Rights Agreement, dated January 3, 2006, between Time America, Inc., a Nevada corporation, and Laurus Master Fund, Ltd.	P	10.5

10.41	Amended and Restated Subordination Agreement, dated January 3, 2006, among Time America, Inc., a Nevada corporation, Time America, Inc., an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company, Laurus Master Fund, Ltd. and Joseph and Frances Simek.	P	10.6

10.42	Reaffirmation and Ratification Agreement, dated January 3, 2006, among Laurus Master Fund, Ltd., Time America, Inc., a Nevada corporation, Time America, Inc., an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company.	P	10.7

10.43	Letter Agreement with Oberon Securities, LLC, dated January 13, 2006.	P	10.8

10.44	Asset Purchase Agreement, dated April 12, 2006 between Time America, Inc. and Unitime Systems, Inc.	Q	10.1

10.45	Asset Purchase Agreement, dated January 16, 2007, among Time America, Inc. (Nevada), Time America, Inc. (Arizona), NetEdge Devices, LLC, and Synel Industries, Inc.	R	10.1

10.46	Master Agreement, dated June 19, 2007, between NETtime Solutions, Inc. and Synel Industries, Inc.	*	—

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934	*	—

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934	*	—

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*	—

*	Filed herewith.
A.	Form S-18 Registration Statement No. 33-25704-NY.
B.	Form 10-K Annual Report of the Registrant for the fiscal year ended June 30, 1991.
C.	Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1994.
D.	Form 8-K Current Report reporting event on June 28, 1996.
E.	Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1999.
F.	Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended September 30, 1999.
G.	Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended March 31, 2000.
H.	Form 8-K Current Report reporting event on April 13, 2001.
I.	Form 8-K Current Report reporting event on June 6, 2001.
J.	Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 2001.
K.	Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 2002.
L.	Form 8-K Current Report reporting event on March 22, 2004.
M.	Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 2004.
N.	Portions of the referenced exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
O.	Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 2005.
P.	Form 10-QSB Quarterly Report of the Registrant for the quarter ended December 31, 2005.
Q.	Form 10-QSB Quarterly Report of the Registrant for the quarter ended March 31, 2006. Form 10-QSB Quarterly Report of the Registrant for the quarter ended December 31, 2006.
R.	Form 10-QSB Quarterly Report of the Registrant for the quarter ended December 31, 2006.
S.	Form 8-K Current Report reporting event on May 10, 2007.