Form 10QSB
period 2007-09-30
NETtime Solutions, Inc
filed 2007-11-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At November 14, 2007, the issuer had outstanding 15,382,404 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:      Yes ☐    No ☒

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements.

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$247,984	$278,701
Accounts receivable — trade, net	520,975	501,078
Inventory	57,099	66,966
Deferred loan costs and other current assets	141,246	427,136

Total Current Assets	967,304	1,273,881

Property and Equipment, net	256,702	293,644
Other Assets	29,907	35,183

Total Assets	$1,253,913	$1,602,708

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt-related party	$694,848	$610,716
Accounts payable	496,488	551,102
Accrued liabilities	665,638	594,875
Deferred revenue	471,143	564,176

Total Current Liabilities	2,328,117	2,320,869

Long-Term Debt, less current portion-related party	825,310	909,442

Total Liabilities	3,153,427	3,230,311

Common Stock Subject to Registration Rights (351,923 shares)	207,635	207,635

Commitments:	—	—

Stockholders’ Equity (Deficit):
Common stock, $.005 par value, 50,000,000 shares authorized; 15,030,481 and 15,030,481 shares issued and outstanding	75,153	75,153
Contributed capital	9,926,151	9,889,188
Accumulated deficit	(12,108,453)	(11,799,579)

Total Stockholders’ Equity (Deficit)	(2,107,149)	(1,835,238)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,253,913	$1,602,708

See Notes to Consolidated Financial Statements

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)
Revenues:
Product sales	$203,019	$1,056,035
Services revenue	477,223	394,557

Total Revenues	680,242	1,450,592

Cost of Revenues:
Product	68,044	521,415
Services	127,140	178,641

Total Cost of Revenues	195,184	700,056

Gross Profit	485,058	750,536

Costs and Expenses:
Sales and marketing	195,275	349,045
Research and development	285,601	465,302
General and administrative	202,978	376,154

Total Costs and Expenses	683,854	1,190,501

Net Loss from Operations	(198,796)	(439,965)

Other Income (Expense):
Interest expense	(124,973)	(197,532)
Other	14,596	109,672
Interest income	299	2,681

	(110,078)	(85,179)

Net Loss	$(308,874)	$(525,144)

Basic and Diluted Loss per Share	$(0.02)	$(0.04)

Basic and Diluted Weighted Average Shares Outstanding	15,030,481	14,652,481

See Notes to Consolidated Financial Statements

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED JUNE 30, 2007 AND
THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007 (Unaudited)

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2006	14,652,481	$73,263	$9,591,098	$(11,940,015)	$(2,275,654)

Exercise of stock options	23,000	115	5,135	—	5,250
Exercise of stock warrants	25,000	125	3,625	—	3,750
Share-based awards compensation	—	—	142,980	—	142,980
Issuance of common stock for financing	230,000	1,150	102,850	—	104,000
Issuance of common stock for services	100,000	500	43,500	—	44,000
Net income	—	—	—	140,436	140,436
Balance at June 30, 2007	15,030,481	75,153	9,889,188	(11,799,579)	(1,835,238)

Share-based awards compensation	—	—	36,963	—	36,963
Net loss	—	—	—	(308,874)	(308,874)
Balance at September 30, 2007 (unaudited)	15,030,481	$75,153	$9,926,151	$(12,108,453)	$(2,107,149)

See Notes to Consolidated Financial Statements

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Loss	$(308,874)	$(525,144)
Adjustments to reconcile net loss to netcash used by operating activities:
Depreciation	30,010	41,147
Amortization of discounts and deferred financing costs	80,748	75,618
Share based compensation expense	36,963	56,785
Loss on disposal of fixed assets	10,404	—
Changes in Assets and Liabilities:
Accounts receivable-trade	(19,897)	543,045
Inventory	9,867	(97,845)
Deferred loan costs and other current assets	(5,933)	(23,491)
Accounts payable	(54,614)	10,133
Accrued liabilities	70,763	(7,300)
Deferred revenue	(93,033)	(113,081)
Net cash used by operating activities	(243,596)	(40,133)

Cash flows from investing activities:
Purchase of property and equipment	(3,472)	(4,442)
Proceeds from sale of assets	216,351	—
Net cash provided (used) by investing activities	212,879	(4,442)

Cash flows from financing activities:
Repayment of debt	—	(163,333)
Proceeds from debt	—	18,341
Net cash used by financing activities	—	(144,992)

Net change in cash and cash equivalents	(30,717)	(189,567)

Cash and cash equivalents at beginning of period	278,701	615,204

Cash and cash equivalents at end of period	$247,984	$425,637

Supplemental disclosure of cash flow information:
Interest paid	$43,233	$117,968
Income taxes paid	$—	$—

See Notes to Consolidated Financial Statements

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note A - Basis of Presentation and Interim Consolidated Financial Statements

On April 20, 2007, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to change the corporate name of Time America, Inc., a Nevada corporation, to NETtime Solutions, Inc.  The effective date of the parent corporate name change was May 10, 2007.  The Company filed a Second Amendment to the Articles of Incorporation with the Arizona Corporation Commission to change the corporate name of its wholly-owned subsidiary, Time America, Inc., an Arizona corporation, to NETtime Solutions, Inc.  The effective date of the subsidiary corporate name change was January 22, 2007.

NETtime Solutions, Inc., a Nevada corporation, is a holding corporation (formerly Time America, Inc.).  Our operations are conducted through our wholly-owned subsidiaries, one of which is also named NETtime Solutions, Inc. (formerly Time America, Inc., an Arizona corporation).  Our other wholly-owned subsidiary is NetEdge Devices, LLC.  Unless the context indicates otherwise, references to the Company in this report shall include NETtime Solutions (the parent company organized in Nevada), NETtime Solutions, Inc. (our wholly-owned subsidiary organized in Arizona) and NetEdge Devices, LLC, an Arizona limited liability company.

The accompanying unaudited consolidated financial statements of NETtime Solutions, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three month period ended September 30, 2007, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

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

Note B - Loss Per Share:

Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.

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

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share—Based Payment,” using the modified prospective-transition method.  Under this transition method, compensation expense recognized for the three months ended September 30, 2007 includes:  (a) compensation expense for all share-based payments granted prior to, but not yet vested as of June 30, 2005 based on the grant date fair value estimated and (b) compensation expense for all share-based payments granted subsequent to June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R).  The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period net of estimated forfeitures.

Note D - Long-term Debt:

In August 2006, the Company amended the terms of its term note with Laurus Master Funds, Ltd. (“Laurus”) to change the monthly principal payment for the period of September 2006 through February 2007 from $66,667 to $30,000.  The deferred principal amount has been added as a balloon payment at the end of the term.  In January 2007, the term note was paid in full (see Note F — Asset Sales).

In July 2006, the Company amended the terms of its note agreements with Frances Simek to defer the monthly principal payments for the period of July 2006 through December 2006.  The amortization period of the note was increased by six months to compensate for the deferred principal payments.

In December 2006, the Company entered into a subordinated note agreement with Frances Simek.  The note is a 90-day note with the principal due in 90 days and monthly interest payments at an annual percentage rate of 10%.  In consideration for agreeing to subordinate repayment of the note, the Company issued 30,000 shares of restricted common stock to the holder of the subordinated note.  The fair value of the stock was recorded as a deferred loan issue charge. The Company amended the terms of this note agreement with Frances Simek to defer the monthly principal payments through December 2007 as discussed below.

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

Note E - New Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement of Financial Accounting Standards Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of SFAS 159 on its financial position or results of operations.

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

Note F — Asset Sales

                On January 16, 2007, NETtime Solutions, Inc (formerly Time America, Inc.)., a Nevada corporation (the “Company”), along with its subsidiaries, NETtime Solutions, Inc., an Arizona corporation (formerly Time America, Inc.), and NetEdge Devices, LLC, an Arizona limited liability company, entered into an Asset Purchase Agreement with Synel Industries, Inc., an Israeli registered corporation (“Synel”). Under the agreement, Synel purchased the Company’s reseller sales channel, source code and related intellectual property for the Company’s GENESIS, HourTrack, and TA7000 product series, certain use rights associated with the Company’s NETtime source code, and all of the Company’s rights associated with the “Time America” name. The sale closed on January 22, 2007.  In connection with the sale, on April 20, 2007, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to change the corporate name of Time America, Inc., a Nevada corporation, to NETtime Solutions, Inc.  The effective date of the corporate name change was May 10, 2007.

Under the Synel agreement, the purchase price for the acquired assets was $2.5 million, $250,000 of which was being held in escrow pending resolution of certain post-closing obligations. Other contingent consideration under the agreement for the acquired assets consisted of royalty payments, payable to the Company quarterly over the four year period ending January 15, 2011, equal to 5% of the revenue derived from Synel’s U.S. sales of TA7000 units outside of Synel’s established U.S. customer base. Additionally,

Synel purchased certain of the Company’s TA7000 inventory for $140,000. A portion of the proceeds from the sale were used to repay our Secured Convertible Term Note with Laurus, dated January 3, 2006.  In addition, the Company issued 100,000 shares of its common stock to Laurus in consideration for Laurus’s consent to extending the maturity date of the Company’s existing revolving note with Laurus, the asset sale to Synel, and the corporate name change.

The Company does not distinguish operationally or financially its activities other than gross product sales between its sales channels and, as such, the Company has not accounted for the sale as discontinued operations under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

The sale generated cash to the Company at closing of approximately $530,000. The purchase price under the Purchase Agreement included cash payable to the Company at the closing in consideration for a copy of the source code and related intellectual property. The consideration for the ASP and maintenance contracts was determined based on multiples of the projected annualized revenues under such contracts. At closing, the Company received in cash 100% of the total consideration for the existing customer ASP contracts and 40% of the total consideration for the existing maintenance contracts.  The remaining consideration for the maintenance contracts was payable quarterly over the 14-month period following the closing. The Company was also required to transition additional ASP customers during the six month period following the closing, which the Company was paid for at the time of such transfers.  Additionally, for the 12-month period following the closing, the Company was to receive monthly royalty payments equal to 27.5% of the revenues in connection with the direct channel sales opportunities specified at closing. Subsequently, there were no royalties payments received in connection with the direct channel sales opportunities specified at closing.

In September 2007, we filed an Information Statement to inform our stockholders that the Board of Directors of the Company and a majority of our shareholders had approved the sale of substantially all of the assets of the Company, including our wholly-owned subsidiaries, pursuant to the terms of a Memorandum of Understanding (“MOU”), dated as of September 24, 2007 with NETtime Solutions, LLC.  The purchase price consists of $1,042,000 payable in shares of common stock of the Company held by NETtime Solutions, LLC (which were contributed to NETtime Solutions, LLC by certain members of the Board of Directors and officers of the Company) and the assumption of indebtedness of the Company consisting of $550,000 of trade payables and $1,500,000 of short and long-term notes.  The effectiveness of this transaction, if ever, is subject to the filing of a definitive proxy statement, which will occur following the receipt and clearance of any comments to the preliminary filing made by the Securities and Exchange Commission, and the passage of 20 days following such definitive filing pursuant to the terms of the MOU.  If this transaction closes, the Company will be debt free and will have no operations.  In other words, the Company will be a shell until such time, if ever, as a new business is merged with or acquired by the Company in the future.  No assurance can be given that such a transaction will be consummated or, if consummated, will be on terms favorable to the Company.

Note G — Basis of Presentation and Going Concern:

Through September 30, 2007, the Company had sustained recurring losses from operations, and as of September 30, 2007, the Company estimates that its working capital and funds generated from operations are sufficient to fund the Company’s operations for the next three months.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  During fiscal 2008, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, its borrowing capacity under its two credit facilities, and other financing as required.  While the Company believes that it will succeed in attracting additional capital, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses.  However, there can be no assurance that the Company’s efforts to achieve and maintain profitable operations will be successful.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note H — Subsequent Events:

On October 26, 2007, the Company filed a Form RW with the Securities and Exchange Commission to withdraw its existing Form SB-2 Registration Statement (SEC File No. 333-132146).

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Critical Accounting Policies

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2007.  We believe our most critical accounting policies are revenue recognition, software development costs, allowance for potentially uncollectible accounts receivable and valuation of stock-based compensation.

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

Results of Operations for the Three Months Ended September 30, 2007 and 2006

This analysis does not retroactively take into account the sale of our reseller activity in January 2007 as discussed in Note F in the notes to consolidated financial statements.  We do not distinguish operationally or financially its activities other than gross product sales between our sales channels and as such we have not accounted for the sale as discontinued operations under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  We expect to experience a significant decrease in both revenue and operating expenses as a result of the sale.

Revenues:

	Three Months Ended
	September 30, 2007	September 30, 2006	Percent Change
Revenues	$680,242	$1,450,592	(53)%

See “Product Sales” and “Service Revenue” below for a discussion regarding the change.

Product Sales:

	Three Months Ended
	September 30, 2007	September 30, 2006	Percent Change
Product sales	$203,019	$1,056,035	(81)%
Product sales as a percent of total revenues	30%	73%	—

Product sales revenue was approximately $203,000 and $1,056,000 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $853,000 or 81%.  The decrease in product sales for the three months ended September 30, 2007, as compared to the same period in the prior year, was primarily attributable to a decrease of approximately $926,000 in reseller product sales as a result of the asset sale in January 2007, as discussed in Note F in the notes to consolidated financial statements.  The decline in product sales as a percent of total revenues was principally due to our increased focus on selling more services with each product sale. We believe that increasing the level of services in each sale leads to a better overall solution for our customers.

Service Revenue:

	Three Months Ended
	September 30, 2007	September 30, 2006	Percent Change
Service revenue	$477,223	$394,557	21%
Service revenue as a percent of total revenues	70%	27%	—

The increase in our service revenue in the current quarter was primarily attributable to an approximately $31,000 increase in our NETtime software service revenue and a $61,000 increase in maintenance revenue over the prior year period.  This increase in service revenue was partially offset by a decrease of approximately $9,000 in implementation and training revenue.  As discussed above, we have focused on selling more services with each product sale, therefore, as a percent of total revenue, the service sales have increased.

Gross Profit:

	Three Months Ended
	September 30, 2007	September 30, 2006
Product gross margin	66%	51%
Service gross margin	73%	55%
Total gross margin	71%	52%

                Prior to the asset sale in January 2007, our gross profit margin on products has typically between 50% to 60% depending upon the mix of software versus hardware sales and the makeup of hardware sales.  Our gross profit margin on products is higher than the gross profit margin in the prior period primarily due to sales to end user customers having greater profit margins than resale customers. Our product revenue is comprised of software and hardware sales, with hardware sales yielding a significantly lower gross profit than software sales.   Hardware revenue is primarily derived from the sale of two versions of general data collection terminals, badge terminals and biometric units.  The gross profit margin is greater on badge terminals than biometric units because we add value to our badge terminals by installing software on the terminals.

                Our gross profit percentage on services revenue increased as we were able to increase our NETtime software service revenue and maintenance revenue while also reducing our labor costs.

The overall gross margin in the current period is higher than the gross margin in the prior period primarily due to increasing our utilization rate of our service personnel. In relation to the asset sale, we have decreased the number of service personnel employed, reducing salaries for service personnel by approximately $35,000 and, therefore, there has been a corresponding decrease in our cost of sales.

Operating Expenses:

	Three Months Ended
	September 30, 2007	September 30, 2006	Percent Change
Total costs and expenses	$683,854	$1,190,501	(43)%
Total costs and expenses as a percent of total revenues	101%	82%	—

See the discussion below for details on the changes within the expense categories.

Sales and Marketing Expense:

	Three Months Ended
	September 30, 2007	September 30, 2006	Percent Change
Sales and marketing expense	$195,275	$349,045	(44)%
Sales and marketing expense as a percent of total revenues	29%	24%	—

                The decrease in sales and marketing expenses in the current quarter is primarily attributable to lower costs as the result of the asset sales as discussed in Note F in the notes to consolidated financial statements.  As a result of these sales, our sales and marketing labor expense decreased by approximately $122,000, advertising and promotion expenses decreased by approximately $23,000, and office expense decreased by approximately $23,000.

Research and Development Expense:

	Three Months Ended
	September 30, 2007	September 30, 2006	Percent Change
Research and development expense	$285,601	$465,302	(39)%
Research and development expense as a percent of total revenues	42%	32%	—

The decrease in research and development expenses in the current quarter is primarily attributable to a decrease in research and development labor expense of approximately $95,000 as the result of the asset sale in January 2007, as discussed in Note F in the notes to consolidated financial statements.  Also contributing to the decrease in research and development expenses is a decrease in hardware and equipment costs associated with the development of our custom solution for a Fortune 100 company.

General and Administrative Expense:

	Three Months Ended
	September 30, 2007	September 30, 2006	Percent Change
General and administrative expense	$202,978	$376,154	(46)%
General and administrative expense as a percent of total revenues	30%	26%

The decrease in general and administrative expenses in the current quarter is primarily attributable to a decrease in our general and administrative labor expense of approximately $124,000 as a result of the asset sale in January 2007, as discussed in Note F in the notes to consolidated financial statements. Also contributing to the decrease in general and administrative expenses in the current quarter is a decrease in our allowance for doubtful accounts.

Other Expense:

	Three Months Ended
	September 30, 2007	September 30, 2006	Percent Change
Other expense	$(110,078)	$(85,179)	29%
Other expense as a percent of total revenues	16%	6%

Other income (expense) consists primarily of interest expense and other income on the gain on sale of assets.  The increase in other expense is primarily due to a decrease in other income from the gains on asset sales.

Liquidity and Capital Resources

Cash Flow Highlights:

	Three Months Ended September 30,		Percentage
	2007	2006	Change
Net cash used by operations	$(243,586)	$(40,133)	507%
Purchase of property and equipment	$(3,472)	$(4,442)	22%
Repayment of debt	—	$(163,333)	100%
Proceeds from debt	—	$18,341	100%
Net change in cash	$(30,717)	$(189,567)	84%
Cash at end of period	$247,984	$425,637	(42)%

At September 30, 2007, we had a working capital deficit of $1,360,813, compared to working capital deficit of $1,046,988 at June 30, 2007.  Cash and cash equivalents at those dates amounted to $247,984 and $278,701, respectively.  We have funded our operations for the past six years primarily through a combination of sales of equity securities and debt financing.

Operating Activities.  The net cash used from operations in the current period was primarily attributable to the net loss of $308,874. Included in the net loss was a total of $158,125 of non-cash charges. Also contributing to the net cash used was a decrease in accounts payable and deferred revenue of $54,614 and $93,033.  Net cash used during this period was partially offset by an increase in accrued liabilities of $70,763.

Investment Activities. The net cash provided by investing activities was $212,879 and was primarily attributable to proceeds from the asset sale as discussed in Note F in the notes to consolidated financial statements. Our use of cash for property and equipment includes investments in information systems and infrastructure to support operations.

Financing Activities.   The net cash flows provided (used) by financing activities was zero for the current period.

Our liquidity is affected by many factors, some based on the normal ongoing operations of our business and others related to the uncertainties of the time and attendance industry and global economies.  Although we believe our cash requirements will continue to fluctuate based on the timing and extent of these factors, we believe that our current cash reserves, cash generated from operations, cash received from recent asset sales, recent financings, and our borrowing capacity under our two credit facilities, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next three months. At September 30, 2007, we had zero outstanding under our $1,500,000 revolving note.  We can borrow up to the $1,500,000 limit, provided we have sufficient eligible accounts receivable and inventory balances.  We also have $250,000 in unused capacity under a line of credit with a shareholder of the Company.

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

Subsequent Events

On October 26, 2007, the Company filed a Form RW with the Securities and Exchange Commission to withdraw its existing Form SB-2 Registration Statement (SEC File No. 333-132146).

Item 3. Controls and Procedures.

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

(a)       The following exhibits are filed herewith pursuant to Regulation S-B.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Principal Accounting Officer

32	Section 906 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETTIME SOLUTIONS, INC.

Dated: November 14, 2007
By /s/ Bahan Sadegh
Bahan Sadegh
President and Chief Executive Officer
(Principal Executive Offices)