Form 10QSB
period 2007-12-31
NETtime Solutions, Inc
filed 2008-02-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At February 14, 2008, the issuer had outstanding 8,902,846 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:   Yes  ☐   No  ☒

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$745,618	$278,701
Accounts receivable – trade, net	510,234	501,078
Inventory, net	80,554	66,966
Deferred loan costs and other current assets	262,996	427,136

Total Current Assets	1,599,402	1,273,881

Property and Equipment, net	226,893	293,644
Other Assets	27,157	35,183

Total Assets	$1,853,452	$1,602,708

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt-related party	$781,604	$610,716
Accounts payable	302,943	551,102
Accrued liabilities	559,513	594,875
Deferred revenue	349,489	564,176

Total Current Liabilities	1,993,549	2,320,869

Long-Term Debt, less current portion-related party	738,554	909,442

Total Liabilities	2,732,103	3,230,311

Common Stock Subject to Registration Rights (351,923 shares)	—	207,635

Commitments:	—	—

Stockholders’ Equity (Deficit):
Common stock, $.005 par value, 50,000,000 shares authorized; 15,382,404 and 15,030,481 shares issued and outstanding	76,913	75,153
Contributed capital	10,165,238	9,889,188
Accumulated deficit	(11,120,802)	(11,799,579)

Total Stockholders’ Equity (Deficit)	(878,651)	(1,835,238)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,853,452	$1,602,708

See Notes to Consolidated Financial Statements

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Product sales	$153,930	$1,513,678	$356,949	$2,569,713
Services revenue	452,939	568,662	930,162	963,219

Total Revenues	606,869	2,082,340	1,287,111	3,532,932

Cost of Revenues:
Product	52,205	706,682	120,249	1,228,097
Services	144,091	189,266	271,231	367,907

Total Cost of Revenues	196,296	895,948	391,480	1,596,004

Gross Profit	410,573	1,186,392	895,631	1,936,928

Costs and Expenses:
Sales and marketing	158,038	394,672	353,313	743,717
Research and development	205,223	464,530	490,824	929,832
General and administrative	143,278	377,476	346,256	753,630

Total Costs and Expenses	506,539	1,236,678	1,190,393	2,427,179

Net Loss from Operations	(95,966)	(50,286)	(294,762)	(490,251)

Other Income (Expense):
Interest expense	(124,880)	(188,270)	(249,853)	(385,802)
Gain on sale of assets	1,200,000	—	1,189,596	—
Other	5,450	74,444	30,450	184,116
Interest income	3,047	623	3,346	3,304

	1,083,617	(113,203)	973,539	(198,382)

Net Income (Loss)	$987,651	$(163,489)	$678,777	$(688,633)

Basic and Diluted Income (Loss) per Share	$0.06	$(0.01)	$0.04	$(0.05)

Basic Weighted Average Shares Outstanding	15,290,598	14,677,535	15,160,540	14,665,008
Diluted Weighted Average Shares Outstanding	15,290,598	14,677,535	15,160,540	14,665,008

See Notes to Consolidated Financial Statements

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2007 AND

THE SIX MONTH PERIOD ENDED DECEMBER 31, 2007 (Unaudited)

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2006	14,652,481	$73,263	$9,591,098	$(11,940,015)	$(2,275,654)

Exercise of stock options	23,000	115	5,135	—	5,250
Exercise of stock warrants	25,000	125	3,625	—	3,750
Share-based awards compensation	—	—	142,980	—	142,980
Issuance of common stock for financing	230,000	1,150	102,850	—	104,000
Issuance of common stock for services	100,000	500	43,500	—	44,000
Net income	—	—	—	140,436	140,436
Balance at June 30, 2007	15,030,481	75,153	9,889,188	(11,799,579)	(1,835,238)

Share-based awards compensation (Unaudited)	—	—	70,175	—	70,175
Reclass restricted shares to equity (Unaudited)	351,923	1,760	205,875	—	207,635
Net income (Unaudited)	—	—	—	678,777	678,777
Balance at December 31, 2007 (Unaudited)	15,382,404	$76,913	$10,165,238	$(11,120,802)	$(878,651)

See Notes to Consolidated Financial Statements

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
	2007	2006
	(unaudited)	(unaudited)
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
Net Income (Loss)	$678,777	$(688,633)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Gain on sale of intangible assets	(1,200,000)	—
Depreciation	59,819	81,936
Amortization of discounts and deferred financing costs	161,495	157,046
Share based compensation expense	70,175	74,552
Loss on disposal of fixed assets	10,404	—
Issuance of common stock for financing	—	12,000
Changes in Assets and Liabilities:
Accounts receivable-trade, net	(9,156)	590,366
Inventory, net	(13,588)	17,746
Deferred loan costs and other current assets	210,671	39,272
Accounts payable	(248,159)	212,670
Accrued liabilities	(35,362)	(61,484)
Deferred revenue	(214,687)	(299,944)
Net cash provided (used) by operating activities	(529,611)	135,527

Cash flows from investing activities:
Purchase of property and equipment	(3,472)	(23,826)
Proceeds from sale of intangible assets	1,000,000	—
Net cash provided (used) by investing activities	996,528	(23,826)

Cash flows from financing activities:
Repayment of debt	—	(868,181)
Proceeds from exercise of options and warrants	—	3,750
Proceeds from debt	—	318,341
Net cash used by financing activities	—	(546,090)

Net change in cash and cash equivalents	466,917	(434,389)

Cash and cash equivalents at beginning of period	278,701	615,204

Cash and cash equivalents at end of period	$745,618	$180,815

Supplemental disclosure of cash flow information:
Interest paid	$86,467	$229,904
Income taxes paid	$—	$—

Non-cash investing and financing activities:
Reclass restricted shares from temporary equity to equity	$207,635	$—

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

The accompanying unaudited consolidated financial statements of NETtime Solutions, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the six month period ended December 31, 2007, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

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

Note B – Income (Loss) Per Share:

Basic income (loss) per share of common stock was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price.  Dilutive

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.  At December 31, 2007, there were no potentially dilutive securities included in the calculation as they all had exercise prices above the then current market price for the Company’s common stock, as such their effect was anti-dilutive.

Note C - Stock Based Compensation:

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share–Based Payment,” using the modified prospective-transition method.  Under this transition method, compensation expense recognized for the three months ended and six months ended December 31, 2007  includes:  (a) compensation expense for all share-based payments granted prior to, but not yet vested as of June 30, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation expense for all share-based payments granted subsequent to June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R).  The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period net of estimated forfeitures.

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

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E - New Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

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

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F – Asset Sales

On January 16, 2007, NETtime Solutions, Inc. (formerly Time America, Inc.), a Nevada corporation (the “Company”), along with its subsidiaries, NETtime Solutions, Inc., an Arizona corporation (formerly Time America, Inc.), and NetEdge Devices, LLC, an Arizona limited liability company, entered into an Asset Purchase Agreement with Synel Industries, Inc., an Israeli registered corporation (“Synel”). Under the agreement, Synel purchased the Company’s reseller sales channel, source code and related intellectual property for the Company’s GENESIS, HourTrack, and TA7000 product series, certain use rights associated with the Company’s NETtime source code, and all of the Company’s rights associated with the “Time America” name. The sale closed on January 22, 2007.  In connection with the sale, on April 20, 2007, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to change the corporate name of Time America, Inc., a Nevada corporation, to NETtime Solutions, Inc.  The effective date of the corporate name change was May 10, 2007.

Under the Synel agreement, the purchase price for the acquired assets was $2.5 million, $250,000 of which was held in escrow pending resolution of certain post-closing obligations. Other contingent consideration under the agreement for the acquired assets consisted of royalty payments, payable to the Company quarterly over the four year period ending January 15, 2011, equal to 5% of the revenue derived from Synel’s U.S. sales of TA7000 units outside of Synel’s established U.S. customer base. Additionally, Synel purchased certain of the Company’s TA7000 inventory for $140,000 during the year ended June 30, 2007. A portion of the proceeds from the sale were used to repay our Secured Convertible Term Note with Laurus, dated January 3, 2006.  In addition, the Company issued 100,000 shares of its common stock to Laurus in consideration for Laurus’s consent to extending the maturity date of the Company’s existing revolving note with Laurus, the asset sale to Synel, and the corporate name change.

The Company does not distinguish operationally or financially its activities other than gross product sales between its sales channels and, as such, the Company has not accounted for the sale as discontinued operations under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

On June 25, 2007,  the Company announced that Synel had entered into a master agreement with PayChex, Inc., a Delaware corporation (“PayChex”), pursuant to which such parties agreed to conduct a pilot program relating to the Company’s NETtime software.  During the pilot program, the Company provided qualified employees to PayChex for consulting services.

The master agreement provides that, in the event PayChex elects to exercise its rights under a related license agreement, and in consideration for the grant of a perpetual license under the license agreement, PayChex will pay to Synel an aggregate of $1,500,000, of which amount $1,200,000 will be payable to the Company as follows:  an initial payment of $1,000,000 will be payable to the Company upon the election by PayChex to acquire the license rights, and two subsequent payments of $100,000 each, which will be due three months and six months, respectively, thereafter.  PayChex was obligated to exercise its option to acquire the perpetual license rights to the NETtime source code under the license agreement by December 1, 2007 and did so on November 30, 2007.  On Monday, December 4, 2007, the Company received a payment of $1,000,000 in accordance with the terms of the master agreement.

NETTIME SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G – Basis of Presentation and Going Concern:

Through December 31, 2007, the Company had sustained recurring losses from operations, and as of December 31, 2007, the Company estimates that its working capital and funds generated from operations are sufficient to fund the Company’s operations for the next six months.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  During fiscal 2008, the Company expects to meet its working capital and other cash requirements with its current cash reserves, cash generated from operations, and its borrowing capacity under its line of credit as required.  While the Company believes that it will succeed in attracting additional capital, there can be no assurance that the Company’s efforts will be successful.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations by controlling expenses.  However, there can be no assurance that the Company’s efforts to achieve and maintain profitable operations will be successful.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note H – Subsequent Events:

On February 4, 2008, the Company completed the sale of all of its assets, and the assets of our two operating subsidiaries, NETtime Solutions, Inc., an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company, to NETtime Solutions, LLC for consideration valued at $1,042,000 and the assumption of all of our indebtedness, including $500,000 of trade payables and $1,500,000 of short and long-term notes. Pursuant to the terms of the Asset Purchase Agreement, the Company, and not the stockholders, received all of the proceeds of the Asset Sale.  In completing this transaction, the Company has become a “shell” company; having no operating business or source of revenues and only nominal assets. The Company intends to seek to find and acquire or merge with a private company with an operating business that the Company believes will result in an increase in shareholder value. No such company has yet been identified and there is no assurance of any success in this regard.

In January 2008, the Company terminated its five year lease agreement and entered into a new lease agreement for facilities that commences on February 1, 2008 and expires May 31, 2010.  Annual expense under the agreement is approximately $74,000 per year.

In January 2008, the Company terminated its credit facility with Laurus Master Fund.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

This quarterly report on Form 10-Q covers the quarterly period ended December 31, 2007.  On February 4, 2008, our shareholders approved the proposed sale of all of our assets, and the assets of our two operating subsidiaries, to a newly formed private company called NETtime Solutions, LLC (the “Buyer”).  The aggregate purchase price for the acquired assets was $1,042,000, which was paid at closing in the following manner:  (a) we redeemed from the Buyer an aggregate of 6,478,693 shares of our

Common Stock (as of February 4, 2008, we now have 8,902,846 shares of common stock outstanding instead of 15,382,404), and (b) the Buyer issued an unsecured promissory note in favor of the Company in the aggregate principal amount of $200,000 in payment of the remainder of the purchase price.  The Buyer assumed of all of our indebtedness, including $500,000 of trade payables and $1,500,000 of short and long-term notes.

As a result of this sale transaction, the Company now has no operating business and is, in effect, a “shell” company with no liabilities and $40,000 of cash.  Our new management team and board of directors intends to commence looking for a private company that it can merge with or acquire and that has an operating business that will help increase shareholder value.  No such company has yet been identified and there is no assurance of any success in this regard.  Your review of this quarterly report should be read with the above facts in mind.

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

Results of Operations for the Three and Six Months Ended December 31, 2007 and 2006

On February 4, 2008, we completed the sale of all of our assets, and the assets of our two operating subsidiaries, NETtime Solutions, Inc., an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company, to NETtime Solutions, LLC for consideration valued at $1,042,000 and the assumption of all of our indebtedness, including $500,000 of trade payables and $1,500,000 of short and long-term notes. Pursuant to the terms of the Asset Purchase Agreement, the Company, and not the stockholders, will receive all of the proceeds from this transaction.  In completing this transaction, the Company has become a “shell” company; having no operating business or source of revenues and only nominal assets. We now plan to seek to find and acquire or merge with a private company with an operating business that we believe will result in an increase in our shareholder value. No such company has yet been identified and there is no assurance of any success in this regard.

This analysis does not retroactively take into account the sale of our reseller activity in January 2007, as discussed in Note F in the notes to consolidated financial statements.  We do not distinguish operationally or financially activities other than gross product sales between our sales channels and as such we have not accounted for the sale as discontinued operations under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Revenues:

	Three Months Ended			Six Months Ended
	December 31, 2007	December 31, 2006	Percent Change	December 31, 2007	December 31, 2006	Percent Change
Revenues	$606,869	$2,082,340	(71)%	$1,287,111	$3,532,932	(64)%

See “Product Sales” and “Service Revenue” below for a discussion regarding the change.

Product Sales:

	Three Months Ended			Six Months Ended
	December 31, 2007	December 31, 2006	Percent Change	December 31, 2007	December 31, 2006	Percent Change
Product sales	$153,930	$1,513,678	(90)%	$356,949	$2,569,713	(86)%
Product sales as a percent of total revenues	25%	73%	—	28%	73%	—

Product sales revenue was approximately $154,000 and $1,514,000 for the three months ended December 31, 2007 and 2006, respectively, a decrease of $1,360,000 or 90%.  The decrease in product sales for the three months ended December 31, 2007, as compared to the same period in the prior year, was primarily attributable to a decrease of approximately $938,000 in reseller product sales as a result of the asset sale in January 2007, as discussed in Note F in the notes to consolidated financial statements.  The Company also had a decrease in product sales to a Fortune 100 company of approximately $396,000.

Product sales revenue was approximately $357,000 and $2,570,000 for the six months ended December 31, 2007 and 2006, respectively, a decrease of $2,213,000 or 86%.  The decrease in product sales for the six months ended December 31, 2007, as compared to the same period in the prior year, was primarily attributable to a decrease of approximately $1,864,000 in reseller product sales as a result of the asset sale in January 2007, as discussed in Note F in the notes to consolidated financial statements.  The Company also had a decrease in product sales to a Fortune 100 company of approximately $453,000 and a decrease in direct product sales of approximately $77,000.

Service Revenue:

	Three Months Ended			Six Months Ended
	December 31, 2007	December 31, 2006	Percent Change	December 31, 2007	December 31, 2006	Percent Change
Service revenue	$452,939	$568,662	(20)%	$930,162	$963,219	(3)%
Service revenue as a percent of total revenues	75%	27%	—	72%	27%	—

The decrease in our service revenue in the current quarter was primarily attributable to an approximately $131,000 decrease in our implementation and training revenue and a $13,000 decrease in our NETtime software service revenue over the prior year period.  These decreases are substantially all due to the asset sale in January 2007 as discussed in Note F in the notes to consolidated financial statements.  This decrease was partially offset by an increase of approximately $29,000 in maintenance revenue as a result of sales to a Fortune 100 company.

The decrease in our service revenue in the six month period was primarily attributable to an approximately $140,000 decrease in our implementation and training revenue over the prior year period. These decreases are substantially all due to the asset sale in January 2007 as discussed in Note F in the notes to consolidated financial statements. This decrease was partially offset by an increase of approximately $89,000 in maintenance revenue as a result of sales to a Fortune 100 company and an increase of approximately $18,000 in our NETtime software service revenue.

Gross Profit:

	Three Months Ended		Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Product gross margin	66%	53%	66%	52%
Service gross margin	68%	67%	71%	62%
Total gross margin	68%	57%	70%	55%

Prior to the asset sale in January 2007, our gross profit margin on products has typically between 50% to 60% depending upon the mix of software versus hardware sales and the composition of the hardware sales.  Our gross profit margin on products is higher than the gross profit margin in the prior periods primarily due to sales to end user customers having greater profit margins than resale customers. Our product revenue is comprised of software and hardware sales, with hardware sales yielding a significantly lower gross profit than software sales.   Hardware revenue is primarily derived from the sale of two versions of general data collection terminals, badge terminals and biometric units.  The gross profit margin is greater on badge terminals than biometric units because we add value to our badge terminals by installing software on the terminals.

Our gross profit percentage on services revenue increased as we were able to increase our NETtime software service revenue and maintenance revenue while also reducing our labor costs.

Operating Expenses:

	Three Months Ended			Six Months Ended
	December 31, 2007	December 31, 2006	Percent Change	December 31, 2007	December 31, 2006	Percent Change
Total costs and expenses	$506,539	$1,236,678	(59)%	$1,190,393	$2,427,179	(51)%
Total costs and expenses as a percent of total revenues	83%	59%	—	92%	69%	—

See the discussion below for details on the changes within the expense categories.

Sales and Marketing Expense:

	Three Months Ended			Six Months Ended
	December 31, 2007	December 31, 2006	Percent Change	December 31, 2007	December 31, 2006	Percent Change
Sales and marketing expense	$158,038	$394,672	(60)%	$353,313	$743,717	(52)%
Sales and marketing expense as a percent of total revenues	26%	19%	—	27%	21%	—

The decrease in sales and marketing expenses in the current quarter is primarily attributable to lower costs as the result of the asset sales as discussed in Note F in the notes to consolidated financial statements.  As a result of these sales, our sales and marketing labor expense decreased by approximately $161,000, advertising and promotion expenses decreased by approximately $41,000.

The decrease in sales and marketing expenses in the six month period is also primarily attributable to lower costs as the result of the asset sales.  As a result of such asset sales, our sales and marketing labor expense decreased by approximately $283,000, advertising and promotion expenses decreased by approximately $64,000.

Research and Development Expense:

	Three Months Ended			Six Months Ended
	December 31, 2007	December 31, 2006	Percent Change	December 31, 2007	December 31, 2006	Percent Change
Research and development expense	$205,223	$464,530	(56)%	$490,824	$929,832	(47)%
Research and development expense as a percent of total revenues	34%	22%	—	38%	26%	—

The decrease in research and development expenses in the current quarter is primarily attributable to a decrease in research and development labor and consulting expenses of approximately $163,000 as a result of the asset sale in January 2007, as discussed in Note F in the notes to consolidated financial statements.  Also contributing to the decrease in research and development expenses is a decrease in hardware and equipment costs associated with the development of our custom solution for a Fortune 100 company.

The decrease in research and development expenses in the six month period is primarily attributable to a decrease in research and development labor and consulting expenses of approximately $288,000 as a result of the asset sale in January 2007, as discussed in Note F in the notes to consolidated financial statements.  Also contributing to the decrease in research and development expenses is a decrease in hardware and equipment costs associated with the development of our custom solution for a Fortune 100 company.

General and Administrative Expense:

	Three Months Ended			Six Months Ended
	December 31, 2007	December 31, 2006	Percent Change	December 31, 2007	December 31, 2006	Percent Change
General and administrative expense	$143,278	$377,476	(62)%	$346,256	$753,630	(54)%
General and administrative expense as a percent of total revenues	24%	18%	—	27%	21%	—

The decrease in general and administrative expenses in the current quarter is primarily attributable to a decrease in our general and administrative labor expense of approximately $97,000 as a result of the asset sale in January 2007, as discussed in Note F in the notes to consolidated financial statements. Also contributing to the decrease in general and administrative expenses in the current quarter is a decrease in accounting and legal fees of approximately $71,000.

The decrease in general and administrative expenses for the six month period was primarily due to a decrease in our general and administrative labor expense of approximately $220,000 as a result of the asset sale in January 2007, as discussed in Note F in the notes to consolidated financial statements. Also contributing to the decrease in general and administrative expenses for the six month period is a decrease in accounting and legal fees of approximately $73,000 and a decrease in our allowance for doubtful accounts due to subsequent cash collections of accounts receivable previously reserved for in prior periods.

Other Income (Expense):

	Three Months Ended			Six Months Ended
	December 31, 2007	December 31, 2006	Percent Change	December 31, 2007	December 31, 2006	Percent Change
Other income (expense)	$1,083,617	$(113,203)	1057%	$973,539	$(198,382)	591%
Other income (expense) as a percent of total revenues	179%	(5)%	—	76%	(6)%	—

Other income (expense) consists primarily of interest expense and other income on the gain on sale of assets.  The increase in other income is primarily due to an increase in other income from the gains on asset sales as a result of an asset sale during the quarter ended December 31, 2007, as discussed in Note F in the notes to consolidated financial statements.

Liquidity and Capital Resources

Cash Flow Highlights:

	Six Months Ended December 31,		Percentage
	2007	2006	Change
Net cash from operations	$(529,611)	$135,527	(491)%
Purchase of property and equipment	(3,472)	(23,826)	85%
Repayment of debt	0.00	(868,181)	100%
Proceeds from debt	0.00	318,341	100%
Net change in cash	466,917	(434,389)	207%
Cash at end of period	745,618	180,815	312%

At December 31, 2007, we had a working capital deficit of $394,147, compared to working capital deficit of $1,046,988 at June 30, 2007.  Cash and cash equivalents at those dates amounted to $745,618 and $278,701, respectively.  We have funded our operations for the past six years primarily through a combination of sales of equity securities, debt financing and asset sales.

Operating Activities.  The net cash used from operations was $529,611. Although we had net income of $678,777, this was primarily due to the gain on sale of assets of $1,200,000.  Contributing to the net cash used was a decrease in accounts payable and deferred revenue of $248,159 and $214,687.

Investment Activities. The net cash provided by investing activities was $996,528 and was primarily attributable to proceeds from the asset sale as discussed in Note F in the notes to consolidated financial statements. Our use of cash for property and equipment includes investments in information systems and infrastructure to support operations.

Financing Activities.   The net cash flows provided (used) by financing activities was zero for the current six month period.

Until we completed the sale of substantially all of our assets to NETtime Solutions, LLC in February 2008 (discussed below), our liquidity was affected by many factors, some based on the normal ongoing operations of our time and attendance business and others related to the uncertainties of such industry and global economies.  Now that we are a shell company with no source of revenue and nominal assets, our cash requirements in the future will consist primarily of our corporate office lease, the accounting, legal and other costs associated with being a public company (i.e., filing quarterly and annual reports with the Securities and Exchange Commission) and any expenses arising out of our efforts to locate a new business to acquire.  Following the asset sale transaction, we have no liabilities and $40,000 cash.  We believe these funds will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next six months.

Our ability to raise additional capital in public or private markets in the future will primarily be dependent upon prevailing market conditions and the demand for any business that we acquire or merge with.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations and may experience defaults under our lease agreement for our corporate headquarters.  Our lease agreement is subject to termination in the event of a default.  The lessor of our corporate headquarters could take legal action against us to collect amounts owed to them.  Accordingly, our financial condition could require that we seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of our operations. As a result, our independent certified public accountants have issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2007.

Subsequent Events

On February 4, 2008, the Company completed the sale of all of its assets, and the assets of our two operating subsidiaries, NETtime Solutions, Inc., an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company, to NETtime Solutions, LLC for consideration valued at $1,042,000 and the assumption of all of our indebtedness, including $500,000 of trade payables and $1,500,000 of short and long-term notes. Pursuant to the terms of the Asset Purchase Agreement, the Company, and not the stockholders, received all of the proceeds of the Asset Sale.  In completing this transaction, the Company has become a “shell” company; having no operating business or source of revenues and only nominal assets. We now plan to seek to find and acquire or merge with a private company with an operating business that we believe will result in an increase in our shareholder value. No such company has yet been identified and there is no assurance of any success in this regard.

In January 2008, the Company terminated its five year lease agreement for its office space and entered into a new lease agreement for facilities that commences on February 1, 2008 and expires May 31, 2010.  Annual expense under the agreement is approximately $74,000 per year.

In January 2008, the Company terminated its credit facility with Laurus Master Fund.

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

Dated: February 14, 2008

	By	/s/ Bahan Sadegh
Bahan Sadegh
President and Chief Executive Officer
(Principal Executive Offices)