Form 10QSB
period 2008-03-31
Tempco, Inc.
filed 2008-05-20
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                        to

Commission File number 001-10320

Tempco, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	13-3465289
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

7625 East Via Del Reposa, Scottsdale, AZ 85258

(Address of principal executive offices)

(480) 272-8745

(Issuer’s telephone number)

NETTime Solutions, Inc.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 16, 2008, the issuer had outstanding 11,403,711 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:    Yes  ☐      No  ☒

PART I FINANCIAL INFORMATION

Item 1- Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$24,665	$40,000
Current assets of discontinued operations, net	—	1,233,881

Total current assets	24,665	1,273,881

Long term assets of discontinued operations	—	328,827
Note receivable	200,000	—
Accrued interest receivable	2,750	—

Total assets	$227,415	$1,602,708

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$6,246	$—
Current liabilities of discontinued operations	—	2,320,869

Total current liabilities	6,246	2,320,869

Long term liabilities of discontinued operations	—	909,442

Total liabilities	6,246	3,230,311

Common stock subject to registration rights (351,923) shares	—	207,635

Commitments:	—	—

Stockholders’ equity (deficit):
Common stock, $.005 par value 50,000,000 authorized; 8,903,711 and 15,030,481 outstanding	76,913	75,153
Contributed capital	12,160,029	9,889,188
Accumulated deficit	(11,173,422)	(11,799,579)
Treasury stock, at cost (6,478,693 shares)	(842,351)	—

Total stockholders’ equity (deficit)	221,169	(1,835,238)

Total liabilities and stockholders’ equity (deficit)	$227,415	$1,602,708

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Costs and Expenses
General and administrative	$21,581	$—	$21,581	$—

Operating loss	(21,581)	—	(21,581)	—

Interest income	4,850	17	8,196	3,321

Net income (loss) from continuing operations	(16,731)	17	(13,385)	3,321

Discontinued operations:
Income (loss) from discontinued operations	(35,889)	1,624,767	639,542	932,830

Net income (loss)	$(52,620)	$1,624,784	$626,157	$936,151

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$—	$—	$—	$—
Income from discontinued operations	—	0.11	0.04	0.06

Basic and diluted earnings per share	$—	$0.11	$0.04	$0.06

Basic and diluted weighted average common shares outstanding	11,395,316	14,884,459	14,063,107	14,737,090

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2008

(UNAUDITED)

	Common Stock		Treasury Stock		Contributed	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2007	15,030,481	$75,153	—	$—	$9,889,188	$(11,799,579)	$(1,835,238)
Share-based awards compensation	—	—	—	—	42,062	—	42,062
Reclassification of restricted shares to equity	351,923	1,760	—	—	205,875	—	207,635
Shares surrendered in relation to Asset Sale	—	—	(6,478,693)	(842,351)	—	—	(842,351)
Contributed capital adjustment related to Asset Sale	—	—	—	—	2,022,904	—	2,022,904
Net loss	—	—	—	—	—	626,157	626,157

Balance at March 31, 2008	15,382,404	$76,913	(6,478,693)	$(842,351)	$12,160,029	$(11,173,422)	$221,169

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2008	2007

Cash flows from operating activities
Net income	$626,157	$936,151
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:	—	—
Gain on Asset Sale	(1,200,000)	(2,012,035)
Loss on disposal of fixed assets	45,609	—
Depreciation	67,539	111,694
Stock based compensation	42,062	95,372
Common stock, stock options and warrants issued for services	—	148,000
Inventory relinquished as part of asset sale	—	(283,603)
Changes in Assets and Liabilities:
Accounts receivable	501,078	775,550
Inventory	(66,966)	511,901
Deferred loan costs and other current assets	(50,758)	70,073
Other assets	(14,236)	157,440
Accrued interest receivable	(2,750)	—
Accounts payable	(218,064)	(117,414)
Accrued liabilities	(299,729)	(72,664)
Deferred revenue	(257,121)	(296,879)
Net Cash Provided (Used) by Operating Activities	(827,179)	23,586

Cash flows from investing activities
Purchase of property and equipment	(3,472)	(23,826)
Proceeds from sale of assets	1,000,000	665,024
Cash relinquished in asset sale	(397,277)	—
Restricted cash held in escrow	—	(250,000)
Net Cash Provided by Investing Activities	599,251	391,198

Cash flows from financing activities:
Reypayment of debt	(26,108)	(733,021)
Proceeds from debt	—	318,341
Proceeds from exercise of options and warrants	—	4,200
Net Cash Provided Used by Financing Activities	(26,108)	(410,480)

Net change in cash and cash equivalents	(254,036)	4,304

Cash and cash equivalents at beginning of year	278,701	615,204
Cash and cash equivalents at end of period	$24,665	$619,508

Supplemental Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$101,117	$326,951

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note A - Basis of Presentation and Interim Consolidated Financial Statements

Tempco, Inc., a Nevada corporation, is a holding corporation, as a result of the sale of substantially all of our net operating assets in February 2008, which is described in further detail in Note B below. We do not have any ongoing business operations and are functioning as a “shell” corporation following such sale. The historical results of the divested business related to the Asset Sale have accordingly been classified as discontinued operations in these condensed consolidated financial statements.

In February 2008, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to change the corporate name of NETtime Solutions, Inc., a Nevada corporation, to Tempco, Inc. The effective date of the parent corporate name change was February 4, 2008. The Company filed a Second Amendment to the Articles of Incorporation with the Arizona Corporation Commission to change the corporate name of its wholly-owned subsidiary, NETtime Solutions, Inc., an Arizona corporation, to Tempco, Inc. The effective date of the subsidiary corporate name change was also February 4, 2008.

Unless the context indicates otherwise, references to the Company in this report shall include Tempco, Inc. (the parent company organized in Nevada), Tempco, Inc. (our wholly-owned subsidiary organized in Arizona) and NetEdge Devices, LLC, an Arizona limited liability company (our wholly-owned subsidiary).

The accompanying unaudited condensed consolidated financial statements of Tempco, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine month period ended March 31, 2008, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

Note B – Asset Sale:

The Company has had a history of losses from operations and due to the Company’s financial condition and inability to continue ongoing operations with current cash flow, along with debt obligations, the Company’s Board of Directors and management determined that the sale of substantially all of our operating assets and liabilities (the “Asset Sale”) would be in the best interest of the Company’s stockholders.

On August 31, 2007, the Board of Directors approved the Asset Sale pursuant to the terms of the Memorandum of Understanding, dated September 24, 2007 (the “Memorandum of Understanding”). Under the terms of the Memorandum of Understanding, certain insiders of the Company, including all of the members of the Company’s Board of Directors, the President and Chief Executive Officer, together with certain other shareholders of the Company, collectively referred to as the “Contributors,” formed NETtime Solutions, LLC (the “Buyer”) for the purpose of consummating the Asset Sale and acquiring substantially

TEMPCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

all of the net assets of the Company. The Contributors contributed certain issued and outstanding shares of the Company that they collectively held to NETtime Solutions, LLC pursuant to the terms of the limited liability company operating agreement governing NETtime Solutions, LLC. Accordingly, on February 4, 2008, we completed the sale of substantially all of our net assets and the net assets of our two operating subsidiaries, NETtime Solutions, Inc., an Arizona corporation and NetEdge Devices, LLC, an Arizona limited liability company, to the Buyer for consideration valued at approximately $1,042,000, which consisted of the following:

(i)    6,478,693 shares which were to be delivered to the Seller at Closing.

(ii)   An unsecured promissory note in the aggregate principal amount of $200,000. The promissory note bears interest at the rate of 9%, with principal and interest due on February 4, 2011.

Included in the liabilities assumed by the Buyer were approximately $500,000 of trade payables and $1,500,000 of short and long-term notes. No gain or loss was recorded in relation to the transaction because the Asset Sale was with a related party. Accordingly, the excess of the fair value of the consideration received over the net assets disposed of has been treated as a capital contribution. The following table summarizes the consideration received and the net assets disposed of:

Fair value of 6,478,693 shares received	$842,351
Promissory note receivable	200,000
Total fair value of consideration received	$1,042,351

Cash	397,472
Accounts receivable.	736,595
Inventory	70,579
Property and Equipment, net	175,591
Other assets.	62,253
Total assets disposed of.	1,442,490

Accounts payable	295,146
Accrued liabilities	326,792
Deferred revenue	307,055
Notes payable-related parties	1,494,050

Total current liabilities disposed of	2,423,043

Net liabilities disposed of.	$(980,553)

Excess of the fair value of the consideration received over the net assets disposed	$2,022,904

Note C- Discontinued Operations

As a result of the Asset Sale, all prior period balances have been reclassified to reflect the assets and liabilities and the results of operations as discontinued operations.

TEMPCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities of discontinued operations as of June 30, 2007 consist of the following:

Cash	$278,701
Accounts receivable	501,078
Inventory	66,966
Property and Equipment, net	293,644
Other assets	462,319
Total assets disposed of	$1,602,708

Accounts payable	$551,102
Accrued liabilities	594,875
Deferred revenue	564,176
Notes payable-related parties	610,716

Total current liabilities disposed of	2,320,869

Long-term notes payable	909,442

Total liabilities disposed of	$3,230,311

Included in Discontinued Operations for the three months ended March 31, 2008 and 2007 are revenues of $239,109 and $1,371,372, respectively. Revenues included in discontinued operations for the nine months ended March 31, 2008 and 2007 are $1,526,220 and $4,904,304. Net income (loss) reflected in discontinued operations for the three months ended March 31, 2008 and 2007 is $(35,889) and $1,624,767, respectively. For the nine months ended March 31, 2008 and 2007, net income included in discontinued operations is $1,011,050 and $932,830, respectively.

Note D - Income (Loss) Per Share:

Basic income (loss) per share of common stock was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the three and nine months ended March 31, 2008, no securities were included in weighted average shares outstanding as the effect would be anti-dilutive.

Note E - Stock Based Compensation:

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share–Based Payment,” using the modified prospective-transition method. Under this transition method, compensation expense recognized for the three months ended and nine months ended March 31, 2008 and 2007 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of June 30, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation expense for all share-based payments granted subsequent to June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R). The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period net of estimated forfeitures.

TEMPCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2007, the Company issued 152,767 options to the members of the board. Those options have an exercise price of $.16 and were fully vested on the date of grant. In February, 2008, the Company issued 1,500,000 options to the new members of the board. These options vest over a period of 13 months, and have an exercise price of $.09. The options were valued using the following assumptions:

Risk Free Rate:	2.1%-4%
Volatility:	138%-160%
Expected life	3 Years
Expected dividend	0%

A summary of options activity for the period ended March 31, 2008 is as follows:

Outstanding at June 30, 2007	2,289,489

Granted	1,652,767
Exercised	—
Forfeited	(1,216,000)

Outstanding at March 31, 2008	2,726,256

Due to the Asset Sale, 1,216,000 unvested options which had previously been issued to employees were forfeited. As such, in the current period, the Company has reversed compensation expense in the amount of $34,875.

Note F - New Accounting Pronouncements:

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

TEMPCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim periods beginning after November 15, 2008.  We are currently evaluating the impact SFAS 161 will have on our financial statement disclosures.

Note G – Subsequent Events:

On April 15, 2008, the Company closed on gross proceeds of $250,000 in a private placement through the sale of 2,500,000 shares of common stock.  The shares in the private placement were offered and sold solely to accredited investors in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended.  Source Capital Group, Inc. acted as the sole placement agent in the private placement.  In connection with the private placement, the Company paid Source Capital Group (i) a cash sales commission of $25,000 (representing 10% of the gross proceeds raised in the private placement) and (ii) warrants to purchase 250,000 shares of common stock (representing 10% of the aggregate number of shares of common stock sold in the private placement), with each warrant having an exercise price of $0.12 per share, exercisable until April 15, 2013.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

This quarterly report on Form 10-QSB covers the quarterly period ended March 31, 2008.  On February 4, 2008, our shareholders approved the proposed sale of substantially all of our net assets, and the net assets of our two operating subsidiaries, to a newly formed private company called NETtime Solutions, LLC (the “Buyer”) for consideration valued at $1,042,351, which consisted of the following:

(i)	6,478,693 shares which were to be delivered to the Sellers at Closing.
(ii)	An unsecured promissory note in the aggregate principal amount of $200,000. The promissory note bears interest at the rate of 9%, with principal and interest due on February 4, 2011.

Included in the liabilities assumed by the Buyer were approximately $620,000 of trade payables and accrued liabilities and $1,494,050 of notes payable-related parties. No gain or loss was recorded in relation to the transaction because the Asset Sale was with a related party. Accordingly, the excess of the fair value of the consideration received over the net assets disposed of, which totaled $2,022,904, has been treated as a capital contribution.

As a result of this sale transaction, the Company now has no operating business and is, in effect, a “shell” company with no significant liabilities and minimal cash.  Our new management team and board of directors intends to commence looking for a private company that it can merge with or acquire and that has an operating business that will help increase shareholder value.  No such company has yet been identified and there is no assurance of any success in this regard.  Your review of this quarterly report should be read with the above facts in mind.

Critical Accounting Policies

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2007.  We believe our most critical accounting policies is the valuation of stock-based compensation and classification.

  Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current and prior periods.

We now plan to seek to find and acquire or merge with a private company with an operating business that we believe will result in an increase in our shareholder value. No such company has yet been identified and there is no assurance of any success in this regard. Therefore, we have reported our historical operations as discontinued operations within the accompanying condensed consolidated financial statements for all periods presented.

Due to the private placement that was completed in April 2008, we believe that the Company has sufficient capital to fund our operations for the next twelve months or until such earlier time that we identify a business with which to merge or acquire.

Results of Operations for the Three and Nine Months Ended March 31, 2008 and 2007

As discussed above, on February 4, 2008, we completed the sale of all of substantially all of our net assets. In completing this transaction, the Company has become a “shell” company; having no operating business or source of revenues and only nominal assets and the historical results of the divested business related to the Asset Sale have accordingly been classified as discontinued operations in these condensed financial statements. Accordingly, the loss from continuing operations consists of general and administrative expenses for all periods presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 15, 2008, the Company obtained gross proceeds of $250,000 in a private placement through the sale of 2,500,000 shares of common stock.  The shares in the private placement were offered and sold solely to accredited investors in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended.  Source Capital Group, Inc. acted as the sole placement agent in the private placement.  In connection with the private placement, the Company paid Source Capital Group (i) a cash sales commission of $25,000 (representing 10% of the gross proceeds raised in the private placement) and (ii) warrants to purchase 250,000 shares of common stock (representing 10% of the aggregate number of shares of common stock sold in the private placement), with each warrant having an exercise price of $0.12 per share, exercisable until April 15, 2013.

Item 3. Defaults Upon Senior Securities

There have been no defaults with respect to any indebtedness of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

1.             To sell substantially all of the assets of the Company, including the assets of its wholly-owned subsidiaries, NETtime Solutions, Inc., an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company, to NETtime Solutions, LLC, an Arizona limited liability company;

2.             To amend the Company’s Articles of Incorporation to change the Company’s name to “Tempco, Inc.”.

The shareholders approved both matters.  The vote for the asset sale was 9,977,185 votes for, 35,000 votes against, with 14,550 votes abstaining.  The vote for the name change was 9,990,651 votes for, 35,000 votes against, with 1,084 votes abstaining.

As a covenant of the Asset Sale, all of the officers and directors of the Company resigned with positions with the Company and Stanley L. Schloz, Fred Burstein and Anthony Silverman were appointed as the directors of the Company.  Mr. Schloz was named as President and Treasurer while Mr. Burstein was elected as Vice President.  Mr. Stephen T. Meadow was elected Secretary.  Mr. Schloz and Mr. Burstein were each granted stock options to acquire 600,000 shares of the Company’s common stock, and Mr. Meadow was granted stock options to acquire 300,000 shares of the Company’s common stock, all at an exercise price of $0.09 per share, the market value of the Company’s common stock on the date the stock options were granted.

Item 5. Other information

N/A

Item 6. Exhibits

(a)       The following exhibits are filed herewith pursuant to Regulation S-B.

31	Section 302 Certification of Chief Executive and Financial Officer

32	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPCO, INC.

Dated: May 20, 2008

	By	/s/ Stanley L. Schloz
Stanley L. Schloz
President and Chief Executive
Officer