Form 10QSB/A
period 2008-03-31
Tempco, Inc.
filed 2008-07-02
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At June 26, 2008, the issuer had outstanding 11,403,711 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format:  Yes ☐   No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (this “Amendment”) amends the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 filed on May 20, 2008 (the “Original Filing”). This Amendment is being filed primarily to revise Part I Item 3 “Controls and Procedures” and various typographical errors. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment has not resulted in any changes to our previously reported financial results. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the Original Filing.

PART I FINANCIAL INFORMATION

Item 1- Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$24,665	$40,000
Current assets of discontinued operations, net	—	1,233,881
Total current assets	24,665	1,273,881

Long term assets of discontinued operations	—	328,827
Note receivable	200,000	—
Accrued interest receivable	2,750	—
Total assets	$227,415	$1,602,708

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$6,246	$—
Current liabilities of discontinued operations	—	2,320,869
Total current liabilities	6,246	2,320,869

Long term liabilities of discontinued operations	—	909,442
Total liabilities	6,246	3,230,311

Common stock subject to registration rights (351,923) shares	—	207,635

Commitments:	—	—

Stockholders’ equity (deficit):
Common stock, $.005 par value 50,000,000 authorized; 8,903,711 and 15,030,481 outstanding, net of 6,478,693 treasury shares	76,913	75,153
Contributed capital	12,160,029	9,889,188
Accumulated deficit	(11,173,422)	(11,799,579)
Treasury stock, at cost (6,478,693 shares)	(842,351)	—
Total stockholders’ equity (deficit)	221,169	(1,835,238)
Total liabilities and stockholders’ equity (deficit)	$227,415	$1,602,708

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

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2008

(UNAUDITED)

	Common Stock		Treasury Stock		Contributed	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2007	15,030,481	$75,153	—	$—	$9,889,188	$(11,799,579)	$(1,835,238)
Stock based compensation	—	—	—	—	42,062	—	42,062
Reclassification of restricted shares to equity	351,923	1,760	—	—	205,875	—	207,635
Shares surrendered in relation to Asset Sale	—	—	(6,478,693)	(842,351)	—	—	(842,351)
Contributed capital adjustment related to Asset Sale	—	—	—	—	2,022,904	—	2,022,904
Net income	—	—	—	—	—	626,157	626,157
Balance at March 31, 2008	15,382,404	$76,913	(6,478,693)	$(842,351)	$12,160,029	$(11,173,422)	$221,169

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2008	2007

Cash flows from operating activities
Net income	$626,157	$936,151
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:	—	—
Gain on Asset Sale	(1,200,000)	(2,012,035)
Loss on disposal of fixed assets	45,609	—
Depreciation	75,916	111,694
Amortization of deferred loan costs	197,246	—
Stock based compensation	42,062	95,372
Common stock, stock options and warrants issued for services	—	148,000
Inventory relinquished as part of asset sale	—	(283,603)
Changes in Assets and Liabilities:
Accounts receivable	(35,517)	775,550
Inventory	(3,613)	511,901
Deferred loan costs and other current assets	217,056	70,073
Other assets	(14,236)	157,440
Accrued interest receivable	(2,750)	—
Accounts payable	(249,710)	(117,414)
Accrued liabilities	(268,083)	(72,664)
Deferred revenue	(257,121)	(296,879)
Net Cash Provided (Used) by Operating Activities	(826,984)	23,586

Cash flows from investing activities
Purchase of property and equipment	(3,472)	(23,826)
Proceeds from sale of assets	1,000,000	665,024
Cash relinquished in asset sale	(397,472)	—
Restricted cash held in escrow	—	(250,000)
Net Cash Provided by Investing Activities	599,056	391,198

Cash flows from financing activities:
Reypayment of debt	(26,108)	(733,021)
Proceeds from debt	—	318,341
Proceeds from exercise of options and warrants	—	4,200
Net Cash Provided Used by Financing Activities	(26,108)	(410,480)

Net change in cash and cash equivalents	(254,036)	4,304

Cash and cash equivalents at beginning of year	278,701	615,204
Cash and cash equivalents at end of period	$24,665	$619,508

Supplemental Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$101,117	$326,951

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

Fair value of 6,478,693 shares received	$842,351
Promissory note receivable	200,000

Total fair value of consideration received	$1,042,351

Cash	$397,472
Accounts receivable	736,595
Inventory	70,579
Property and Equipment, net	175,591
Other assets	62,253
Total assets disposed of	1,442,490

Accounts payable	295,146
Accrued liabilities	326,792
Deferred revenue	307,055
Notes payable-related parties	1,494,050

Total current liabilities disposed of	2,423,043

Net liabilities disposed of	$(980,553)

Excess of the fair value of the consideration received over the net assets disposed	$2,022,904

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

Included in Discontinued Operations for the three months ended March 31, 2008 and 2007 are revenues of $239,109 and $1,371,372, respectively. Revenues included in discontinued operations for the nine months ended March 31, 2008 and 2007 are $1,526,220 and $4,904,304. Net income (loss) reflected in discontinued operations for the three months ended March 31, 2008 and 2007 is $(35,889) and $1,624,767, respectively. For the nine months ended March 31, 2008 and 2007, net income included in discontinued operations is $639,542 and $932,830, respectively.

Note D - Income (Loss) Per Share:

Basic income (loss) per share of common stock was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.  For the three and nine months ended March 31, 2008 and 2007, no securities were included in weighted average shares outstanding as the effect would be anti-dilutive.

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

Item 3. Controls and Procedures.

Disclosure Controls and Procedures. During and subsequent to the reporting period, and under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on March 31, 2008 were effective to ensure that information required to be disclosed in our reports to be filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding disclosures and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting. The term “internal control over financial reporting” is defined under Rule 13a-15(f) of the Act and refers to the process of a company that is designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

During the third quarter of fiscal year 2008 we discontinued all operations and became a “shell company”, without employees or significant financial transactions. There were no other changes in our internal controls over financial reporting during the nine months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

FORWARD-LOOKING INFORMATION

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

The shareholders approved both matters.  The vote for the asset sale was 9,977,185 votes for, 35,000 votes against, with 14,550 votes abstaining.  The vote for the name changes was 9,990,651 votes for, 35,000 votes against, with 1,084 votes abstaining.

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

Dated: July 2, 2008
	By	/s/ Stanley L. Schloz
Stanley L. Schloz
President and Chief Executive and Financial Officer