Form 10KSB
period 2008-06-30
Tempco, Inc.
filed 2008-09-29
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-10320

Tempco, Inc. (Formerly NETtime Solutions, Inc.)

(Name of small business issuer in its charter)

Nevada	13-3465289
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

7625 East Via Del Reposa Scottsdale, AZ	85258
(Address of principal executive offices)	Zip Code

(480) 272-8745

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.005 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☒ No ☐

The issuer is in the development stage and had no revenues for the fiscal year ended June 30, 2008.

The aggregate market value of the voting stock and non-voting common equity (based on the closing price on that date) held by non-affiliates of the registrant as of September 22, 2008 was approximately $1,596,520.

At September 22, 2008, the issuer had outstanding 11,403,711 shares of Common Stock, par value $.005 per share.

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

Item 1.  Description of Business.

General

Tempco, Inc. is a Nevada corporation. We were originally incorporated in 1988 as Richard Barrie Fragrances, Inc., a Nevada Corporation. From March 1996 through February 2000, we operated under the name FBR Capital Corp. In February 2000 we changed our name to Vitrix, Inc. and continued under that name until November, 2003, when we changed our name to Time America, Inc. In May 2007, we again changed our name to NETtime Solutions, Inc. In February, 2008 we changed the name of the Company from NetTime Solutions, Inc. to Tempco, Inc. As a result of the sale of substantially all of our operating assets in February 2008, we are, currently a shell company. We have no business plan except to seek to acquire or merge with an operating company. Our sole assets are $212,278 in cash, prepaid expenses of $9,559 and a $200,000 promissory note receivable issued by NETtime Solutions, LLC, as part of the purchase price for sale of our assets, and related accrued interest of $7,250.

Prior Operations

Prior to the disposition of all of our operating assets on February 4, 2008, we developed and marketed a line of time and labor management software and hardware products.  Our products were designed to improve productivity by automating time and attendance, workforce scheduling and management of labor resources. We targeted our product solutions at small to mid-sized companies from 25 to 2,000 or more employees.

In March 2001 as Vitrix, Incorporated, we acquired Time America, Inc., a private Arizona-based time and attendance software development company. Following the acquisition, in April, 2001, we changed the name of our wholly-owned subsidiary from Vitrix Incorporated to Time America, Inc. In December 2003, we also changed the name of our parent company to Time America, Inc.

 In October 2005 we formed a subsidiary, Net Edge Devices, LLC, an Arizona limited liability company, to manufacture and distribute a line of advanced data collection devices that track and display labor information (our TA7000 product series) that tracked and displayed critical labor information across a variety of industries. As of January 2007, we ceased manufacturing or offering our TA7000 family of products through our subsidiary, NetEdge Devices, or otherwise.  The TA7000 product series was sold pursuant to the Asset Purchase Agreement discussed below.

Prior Asset Sales

Effective March 31, 2006 the Company closed on the sale of certain of the Company’s direct sales assets pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”). Under the terms of the Purchase Agreement, certain assets associated with the Company’s previous direct sales business were sold, including a copy of the source code and other intellectual property relating to the Company’s NETtime, HourTrack and GENESIS time and attendance software products, related ASP and maintenance contracts, and certain specified direct channel sales opportunities.

In January 2007, we entered into an Asset Purchase Agreement with Synel Industries, Inc., an Israeli registered corporation (“Synel”). Under the agreement, Synel purchased the Company’s reseller sales channel, source code and related intellectual property for the Company’s GENESIS, HourTrack, and TA7000 product series, certain use rights associated with the Company’s NETtime source code, and all of the Company’s rights associated with the “Time America” name. The sale closed on January 22, 2007.  Subsequently, the Company filed a Second Amendment to the Articles on Incorporation with the Arizona Corporation Commission to change the corporate name of its wholly-owned subsidiary, Time America, Inc., a Arizona corporation, to NETtime Solutions, Inc.  The effective date of the subsidiary corporate name change was January 22, 2007.  On April 20, 2007, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State to change the corporate name of Time America, Inc., a Nevada corporation, to NETtime Solutions, Inc.  The effective date of the corporate name change was May 10, 2007

The Company has had a history of losses from operations and due to the Company’s financial condition and inability to continue ongoing operations with current cash flow, along with debt obligations, the Company’s Board of Directors and management determined that the sale of substantially all of our operating assets and liabilities (the “Asset Sale”) would be in the best interest of the Company’s stockholders.

On August 31, 2007, the Board of Directors approved the Asset Sale pursuant to the terms of the Memorandum of Understanding, dated September 24, 2007 (the “Memorandum of Understanding”). Under the terms of the Memorandum of Understanding, certain insiders of the Company, including all of the members of the Company’s Board of Directors, the President and Chief Executive Officer, together with certain other shareholders of the Company, collectively referred to as the “Contributors,” formed NETtime Solutions, LLC (the “Buyer”) for the purpose of consummating the Asset Sale and acquiring substantially all of the net assets of the Company. The Contributors contributed certain issued and outstanding shares of the Company that they collectively held to NETtime Solutions, LLC pursuant to the terms of the limited liability company operating agreement governing NETtime Solutions, LLC. Accordingly, on February 4, 2008, we completed the sale of substantially all of our net liabilities and the net liabilities of our two operating subsidiaries, NETtime Solutions, Inc., an Arizona corporation and NetEdge Devices, LLC, an Arizona limited liability company, to the Buyer for consideration valued at approximately $1,042,000, which consisted of the following:

(i)    6,478,693 shares which were to be delivered to the Seller at Closing.

(ii)   An unsecured promissory note in the aggregate principal amount of $200,000. The promissory note bears interest at the rate of 9%, with principal and interest due on February 4, 2011.

No gain or loss was recorded in relation to the transaction because the Asset Sale was with companies under common control.  Accordingly, the excess of the fair value of the consideration received plus the net liabilities disposed of has been treated as a capital contribution.  The following table summarizes the consideration received and the net assets disposed of:

Consideration Received
Fair value of 6,478,693 shares received	$842,351
Promissory note receivable	200,000
Total fair value of consideration received	$1,042,351

Net Liabilities Divested
Cash	$397,472
Accounts receivable	736,595
Inventory	70,579
Property and Equipment, net	175,591
Other assets	62,253
Total assets divested	1,442,490

Accounts payable	295,146
Accrued liabilities	326,792
Deferred revenue	307,055
Notes payable-related parties	1,494,050

Total current liabilities divested	2,423,043

Net liabilities divested	$(980,553)

Fair value of the consideration received plus the net liabilities divested	$2,022,904

Current Business Strategy

Because of the sale of all of our operating assets in February 2008, the Company has no ongoing operations.   The Board has determined to maintain the Company as a public “shell” corporation, which will seek suitable business combination opportunities.  The Board believes that a business combination with an operating company has the potential to create greater value for the Company’s stockholders than a liquidation or similar distribution.

Effect of Status as a “Shell” Company

Because we are a shell company as defined under the Rules of the Securities and Exchange Commission, we are disqualified from using a short form of registration statement (S-8) for the issuance of employee stock options. Furthermore, holders of restricted securities issued while we were or are a shell company may not re-sell them pursuant to SEC Rule 144 for a period of one year after we cease to be a shell and have filed the necessary report with the SEC to that effect.

Employees

The Company presently has no employees apart from our Officers and Directors. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 2. Description of Property.

We do not own any real property.  The Company’s corporate headquarters are located in the offices of one of our Board Members, located in Scottsdale, Arizona.  The Company is not obligated under the terms of that lease, which has monthly rental payments of $1,000, on a month to month basis.

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

PART II

Item 5. Market For Common Equity And Related Stockholder Matters

Market for Common Stock

Our common stock is quoted on the Over-The-Counter Bulletin Board maintained by the NASD under the symbol “NTMS.OB.”  The high and low bid prices of our common stock as reported for the periods presented, by fiscal quarter (i.e. 1st Quarter = July 1 through September 30), were as follows.  The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

	High	Low

Fiscal Year Ended: June 30, 2006
First Quarter	$0.75	$0.51
Second Quarter	0.72	0.55
Third Quarter	0.63	0.45
Fourth Quarter	0.55	0.36

Fiscal Year Ended: June 30, 2007
First Quarter	$0.48	$0.29
Second Quarter	0.45	0.25
Third Quarter	0.48	0.3
Fourth Quarter	0.42	0.16

Fiscal Year Ended: June 30, 2008
First Quarter	$0.22	$0.12
Second Quarter	0.18	0.09
Third Quarter	0.40	0.09
Fourth Quarter	0.20	0.08

Holders

As of September 22, 2008, there were approximately 129 holders of record of our common stock.  This does not include beneficial owners holding stock in street name.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings, if any for use in our business.

Equity Compensation Plan Information

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2008.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	None	(1)	$—	3,000,000	(2)
Equity compensation plans not approved by security holders	3,692,944	(3)	$0.44	—
TOTAL	3,692,944		$.44	3,000,000

(1)   Represents shares of common stock that may be issued pursuant to outstanding options granted under our 1999 Equity Compensation Plan.

(2)   Represents shares of common stock that may be issued pursuant to options available for future grant under our 1999 Equity Compensation Plan.

(3)   Represents (a) an aggregate of 2,704,287 shares of common stock underlying non-statutory stock options approved by the Company’s board of directors and granted to directors and employees of the Company (the “Options”).  The options have vesting schedules ranging from immediate vesting to four year vesting and have an exercise price equal to the closing bid price of the common stock on the date of grant and a term of eight to ten years; and (b) an aggregate of 988,657 shares of common stock purchasable upon exercise of warrants issued to various parties in connection with debt and equity offerings and for services rendered by contractors.  See Note 6 to our Consolidated Financial Statements for a detailed description of the terms of these warrants.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us since March, 2004 which were not registered under the Securities Act.

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

In June 2005, we entered into a security agreement with Laurus that provided that we may borrow from time to time revolving loans up to $1,500,000 subject to a borrowing base calculation based on our eligible accounts receivable.  Borrowings under the revolving facility, evidenced by notes, accrue interest at the prime rate payable monthly. Pursuant to the terms of the Agreement, Laurus shall have the right at any time until the maturity date, or during an event of default, to convert all or any portion of the outstanding notes into fully paid restricted shares of our common stock at a fixed conversion price of $0.65.  The principal amount of all outstanding loans together with any accrued and unpaid interest is due as of June 23, 2008.  We also issued Laurus a common stock purchase warrant entitling the holder to purchase 210,000 shares of common stock, at any time through June 23, 2012, as follows:  150,000 shares at a price of $0.72 per share; 30,000 shares at a price of $0.75 per share; and 30,000 shares at a price of $0.78 per share.  We issued the notes and the warrant in a transaction exempt from registration under Section 4(2) of the Securities Act.

In January 2006, we entered into a security and purchase agreement with Laurus to refinance our obligations to Laurus under our prior arrangements, and to obtain an additional $1 million in new financing.  Under the terms of the agreement, we issued a $2 million convertible term note and a $1.5 million non-convertible revolving note.  The term note was fully drawn, with $1,058,310 of the proceeds of the term note used to repay in full the March 22, 2004 Laurus note. Under the revolving facility, we may borrow from time to time revolving loans up to $1,500,000 subject to a borrowing base calculation based on our eligible accounts receivable and eligible inventory.  Borrowings under the notes accrue interest at the prime rate plus 2%, with a 7.25% minimum interest rate, payable monthly.  Pursuant to the terms of the agreement, Laurus has the right to convert all or any portion of the outstanding term note into fully paid restricted shares of the Company’s common stock at a fixed conversion price of $0.65 if the average market price of such stock for the five (5) days preceding the payment is 10% above the initial fixed conversion price of $0.65 per share.  The revolving note matured on January 3, 2008 and the term note matures on January 3, 2009.  We also issued to Laurus a common stock purchase warrant entitling the holder to purchase 140,000 shares of common stock, at any time through January 3, 2013, at a price of $0.65 per share.  We issued the notes and the warrant in a transaction exempt from registration under Section 4(2) of the Securities Act.

In December 2006, the Company entered into a subordinated note agreement with a related party.  The note is a 90-day note with the principal and interest due in 90 days and monthly interest payments at an annual percentage rate of 10%.  In consideration for agreeing to subordinate repayment of the note, the Company issued 30,000 shares of restricted common stock to the holder of the subordinated note.

In January 2007, the Company issued 100,000 shares of restricted common stock to Laurus in consideration for Laurus’s consent to extending the maturity date of the Company’s existing revolving note with Laurus, the asset sale to Synel, and the corporate name change.

In February 2007, the Company issued 100,000 shares of its common stock to Thomas Bednarik for consulting services following the January 2007 asset sale.

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

In March 2008, we commenced a private placement which closed in April, 2008 pursuant to which we received net proceeds of $225,000 upon issuance of 2,500,000 shares of our common stock. The shares were sold to “accredited investors”, as such term is defined in the rules promulgated under the Securities Act, for a purchase price of $.10 per share, with a minimum purchase of 50,000 shares. In relation to the private placement, we paid Source Capital $25,000, and issued a warrant entitling the holder to purchase 250,000 shares of common stock, at any time through April 14, 2013, at a price of $0.12 per share.

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

Item 6.  Management’s Discussion and Analysis and Plan Of Operation.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for the periods presented.  The following selected financial information is derived from our historical consolidated financial statements and should be read in conjunction with such consolidated financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.

Plan of Operation

The Company’s current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of June 30, 2008, we have approximately $212,000 in cash and cash equivalents. We believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. If our efforts are unsuccessful within that period, we will have to seek additional funds.

During the next 12 months we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports;

(ii)	Officer and director’s salaries and rent; and

(iii)	Consummating an acquisition.

We believe we will be able to meet these costs through use of exisiting cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations.  Accordingly, the Company’s financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company’s operations. As a result, the Company’s independent registered public accounting firms have issued going concern opinions on the consolidated financial statements of the Company for the fiscal years ended June 30, 2008 and 2007.

Prior to consummating a business combination transaction, we do not anticipate:

(i)	Any expenditures for research and development;

(ii)	Any expenditures or cash receipts for the purchase or sale of any property plant or equipment; or

(iii)	Any significant change in the number of employees.

Revenue

Due to the asset sale in February 2008, we have classified all of our operations as discontinued operations, and accordingly, there are no revenues reflected in our financial statements for the years ended June 30, 2008 or 2007.

General and Administrative Expenses

For the year ended June 30, 2008 we have recorded general and administrative expenses of $77,618. There is no similar expense reflected for the year ended June 30, 2007 as all of our prior general and administrative expenses were classified as a part of discontinued operations. Our general and administrative expenses in the current year consist primarily of officer’s salaries, legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity.

Net Income

For the years ended June 30, 2008 and 2007, we have reflected net income of $574,131 and $140,436. In both years we had recognized gains from the sale of assets, which are included as part of our discontinued operations. We do not anticipate similar gains or revenue or expenses from these discontinued operations in future periods.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7. Financial Statements.

The financial statements and schedules are included herewith commencing on page F-1.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FOR THE

YEARS ENDED JUNE 30, 2008 AND 2007

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tempco, Inc. and Subsidiaries

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Tempco, Inc. and Subsidiaries as of June 30, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and cumulative since reentering development stage on February 5, 2008 through June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Tempco, Inc. and Subsidiaries as of June 30, 2007 were audited by other auditors whose report dated October 12, 2007, expressed an unqualified opinion on those statements.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tempco, Inc. and Subsidiaries as of June 30, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and cumulative since reentering development stage on February 5, 2008 through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company currently has no operations and no source of revenue, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

September 18, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

NETtime Solutions, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of NETtime Solutions Inc. and Subsidiaries as of June 30, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NETtime Solutions Inc. and Subsidiaries at June 30, 2007, and the results of its consolidated operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona

October 12, 2007

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$212,278	$40,000
Prepaid expenses	9,559	—
Current assets of discontinued operations, net	—	1,233,881
Total current assets	221,837	1,273,881

Note receivable	200,000	—
Accrued interest receivable	7,250	—
Long term assets of discontinued operations	—	328,827
Total assets	$429,087	$1,602,708

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$9,224	$—
Note payable	5,435	—
Current liabilities of discontinued operations	—	2,320,869
Total current liabilities	14,659	2,320,869

Long term liabilities of discontinued operations	—	909,442
Total liabilities	14,659	3,230,311

Common stock subject to registration rights (351,923 shares)	—	207,635

Commitments and Contingencies:

Stockholders’ equity (deficit):
Common stock, $.005 par value 50,000,000 authorized; 11,403,711 and 15,030,481 shares outstanding, net of 6,478,693 treasury shares	89,413	75,153
Contributed capital	12,392,814	9,889,188
Accumulated deficit prior to reentering the development stage	(11,160,829)	(11,799,579)
Deficit accumlated in the development stage	(64,619)	—
Treasury stock, at cost (6,478,693 shares)	(842,351)	—
Total stockholders’ equity (deficit)	414,428	(1,835,238)
Total liabilities and stockholders’ equity (deficit)	$429,087	$1,602,708

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
	Year Ended		Since Reentering
	June 30,		Development Stage
	2008	2007	on February 5, 2008

Costs and expenses
General and administrative	$77,618	$—	$77,618

Operating loss	(77,618)	—	(77,618)

Other income (expense)
Interest expense	(205)	—	(205)
Interest income	13,204	—	13,204
Total other income	12,999	—	12,999

Net loss from continuing operations	(64,619)	—	(64,619)

Discontinued operations:
Income from discontinued operations	638,750	140,436	—

Provision for income taxes	—	—	—

Net income (loss)	$574,131	$140,436	$(64,619)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$—	$—	$—
Income from discontinued operations	0.05	0.01	—

Basic and diluted earnings per share	$0.05	$0.01	$—

Basic and diluted weighted average
common shares outstanding	12,515,139	14,809,963	10,186,679

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)

							Deficit
						Accumulated	Accumulated
						Deficit	Since Reentering
						Prior to rentering	the Development
	Common Stock		Treasury Stock		Contributed	Development	Stage on
	Shares	Amount	Shares	Amount	Capital	Stage	February 5, 2008	Total

Balance at June 30, 2006	14,652,481	$73,263	$—	$—	$9,591,098	$(11,940,015)	$—	$(2,275,654)

Exercise of stock options	23,000	115	—	—	5,135	—	—	5,250
Exercise of stock warrants	25,000	125	—	—	3,625	—	—	3,750
Stock based compensation	—	—	—	—	142,980	—	—	142,980
Issuance of common stock for financing	230,000	1,150	—	—	102,850	—	—	104,000
Issuance of common stock for services	100,000	500	—	—	43,500	—	—	44,000
Net income	—	—	—	—	—	140,436	—	140,436

Balance at June 30, 2007	15,030,481	75,153	—	—	9,889,188	(11,799,579)	—	(1,835,238)
Stock based compensation	—	—	—	—	62,347	—	—	62,347
Reclassification of restricted shares to equity	351,923	1,760	—	—	205,875	—	—	207,635
Shares surrendered in relation to Asset Sale	—	—	(6,478,693)	(842,351)	—	—	—	(842,351)
Contributed capital adjustment related to Asset Sale	—	—	—	—	2,022,904	—	—	2,022,904
Sale of common stock in April 2008 Private Placement at $.10 per share, net of fees	2,500,000	12,500	—	—	212,500	—	—	225,000
Net income (loss)	—	—	—	—	—	638,750	(64,619)	574,131

Balance at June 30, 2008	17,882,404	$89,413	(6,478,693)	$(842,351)	$12,392,814	$(11,160,829)	$(64,619)	$414,428

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Since
	Year Ended		Reentering the
	June 30,		Development Stage
	2008	2007	on February 5, 2008

Operating activities
Net income	$574,131	$140,436	(64,619)
Adjustments to reconcile net income to net cash provided (used) by operating activities:	—	—
Gain on asset sale	(1,200,000)	(2,012,035)	—
Loss on disposal of fixed assets	45,609	—	—
Depreciation	75,916	141,996	—
Amortization of deferred loan costs	197,246	320,731	—
Stock based compensation	62,348	142,980	27,046
Common stock, stock options and warrants issued for services	—	44,000	—
Non-cash interest payment	—	8,309	—
Allowance for doubtful accounts	—	320,662	—
Inventory allowance	—	8,000	—
Inventory write off	—	54,284	—
Changes in Assets and Liabilities:
Accounts receivable	(35,517)	1,467,938	—
Prepaid expenses	(9,559)	—	(9,559)
Inventory	(3,613)	238,835	—
Deferred loan costs and other current assets	217,056	(158,847)	—
Other assets	(14,236)	5,810	—
Accrued interest receivable	(7,250)	—	(7,250)
Accounts payable	(246,732)	(137,521)	9,225
Accrued liabilities	(262,649)	(145,083)	5,434
Deferred revenue	(257,121)	(380,196)	—
Net cash provided (used) by operating activities	(864,371)	60,299	(39,723)

Investing activities
Purchase of property and equipment	(3,472)	(27,693)	—
Payments for services for asset sale	—	(126,162)	—
Non-operating sale of inventory	—	140,000	—
Proceeds from sale of assets	1,000,000	768,024	—
Cash relinquished in asset sale	(397,472)	—	—
Net cash provided by investing activities	599,056	754,169	—

Financing activities:
Repayment of debt-related party	(26,108)	(25,842)	—
Proceeds from debt-related party	—	300,000	—
Repayment of debt	—	(5,338,888)	—
Proceeds from debt	—	3,904,759	—
Proceeds from sale of common stock	225,000	—	225,000
Proceeds from exercise of options and warrants	—	9,000	—
Net cash provided used by financing activities	198,892	(1,150,971)	225,000

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

			Cumulative Since
	Year Ended		Reentering the
	June 30,		Development Stage
	2008	2007	on February 5, 2008

Net change in cash and cash equivalents	(66,423)	(336,503)	185,277

Cash and cash equivalents at beginning of year	278,701	615,204	40,000
Cash and cash equivalents at end of year	$212,278	$278,701	$225,277

Supplemental disclosures:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$101,117	$371,038	$205

Non-cash investing and financing activities
Disposal of fixed assets in asset sale	$175,591	$94,362	$—
Stock issued for deferred loan costs	$—	$104,000	$—
Repayment of debt through asset sale	$1,494,050	$1,716,667	$—
Net operating liabilities assumed in asset sale	$59,566	$—	$—
Note receivable -asset sale	$200,000	$—	$200,000

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Basis of Presentation and Description of Business

Tempco, Inc. was incorporated in Nevada in June 1988 as Richard Barrie Fragrances, Inc. Over the years, the Company changed its name several times, most recently from Vitrix, Inc. in October 1999, to Time America, Inc. in December 1993, then to NETtime Solutions, Inc. in January 2007. The name was changed again on February 4, 2008 to Tempco, Inc. The consolidated financial statements include the accounts of Tempco, Inc. and its wholly-owned subsidiaries (collectively, the “Company”), NETtime Solutions, Inc. an Arizona corporation, and Net Edge Devices, LLC, an Arizona Limited Liability Company. All intercompany accounts and transactions have been eliminated in consolidation.

As Time America, Inc. and NETtime Solutions, Inc. the Company operated as a time and attendance software company. In February, 2008 the time attendance software business was sold (“the 2008 Asset Sale”)(see Note 3), and the Company is currently researching other business opportunities. These audited financial statements are presented to reflect the discontinuation of the Company’s time and attendance software business, and concurrently reset the development stage inception date of the Company to February 5, 2008. Due to the 2008 Asset Sale, the Company has reentered the development stage and following this sale, the Company has limited operations and therefore, in accordance with Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.   The Company intends to locate and combine with an existing company that is profitable or which, in management’s view, has growth potential, irrespective of the industry in which it is engaged.   A combination may be structured as a merger, consolidation, exchange of the Company’s common stock for stock or assets or any other form.

Pending negotiation and consummation of a combination the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  The Company believes that the cash on hand at June 30, 2008 is sufficient to fund its operations until the earlier of a combination or a period of one year. If necessary to continue as a going concern, pending consummation of a transaction, the Company intends to either seek additional equity or debt financing.  No assurances can be given that such equity or debt financing will be available, nor can there be any assurance that a combination transaction will be consummated.  Should the Company be required to incur any significant liabilities prior to a combination transaction, including those associated with the current minimal level of general and administrative expenses, it may not be able to satisfy those liabilities in the event it was unable to obtain additional equity or debt financing.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of Tempco, Inc. and its wholly-owned subsidiaries (collectively, the “Company”), NETtime Solutions, Inc. an Arizona corporation, and Net Edge Devices, LLC, an Arizona Limited Liability Company. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the period. Actual results could differ from those estimates. Significant estimates include deferred income taxes and fair value of stock-based compensation. It is at least reasonably possible a material change in these estimates may occur in the near term.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain balances as of June 30, 2007 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation of discontinued operations. These reclassifications had no effect on previously reported net income or stockholders’ equity (deficit).

Estimated Fair Value of Financial Instruments

The carrying value of notes receivable, prepaid expenses, accounts payable and other financial instruments reflected in the financial statements approximate fair value due to the short-term maturity of the instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Cash and Cash Equivalents:

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three months or less.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution.  At times, such balances may be in excess of any insured limits.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs for the years ended June 30, 2008 and 2007 were approximately $1,000 and $11,000, respectively. The advertising costs are included as part of discontinued operations.

Deferred Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, there is uncertainty of the utilization of these assets in future periods. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Income (Loss) Per Share:

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Potentially dilutive securities are options and warrants that are exercisable into common stock.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share.  At June 30, 2008 and 2007, there were options and warrants outstanding to purchase 3,692,944 and 3,201,223, respectively, shares of the Company’s common stock. At June 30, 2008 and 2007, there were no potentially dilutive securities included in the calculation as their effect was anti-dilutive.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation:

Prior to July 1, 2005, the Company accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). Accordingly, compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complied with the disclosure provisions of Statement of Financial Accounting Standards Board No. 123  “Accounting for Stock Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards Board No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” which required pro-forma disclosure of compensation expense associated with stock options under the fair value method.

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share–Based Payment,” (“SFAS 123(R)”) using the modified prospective-transition method. Under this transition method, compensation expense recognized for the years ended June 30, 2008 and 2007 includes:  (a) compensation expense for all share-based payments granted prior to, but not yet vested as of June 30, 2005 based on the grant date fair value estimated under the original provisions of SFAS 123 and (b) compensation expense for all share-based payments granted subsequent to June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ requisite service period.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. In February 2008, the FASB issued Financial Staff Positions (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 is effective for us beginning July 1, 2009. We are currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP 157-2, on our consolidated financial position and results of operations, or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of July 1, 2008. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not yet determined the effect of the adoption of SFAS No. 160 will have on its financial position, results of operations or cash flows.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The current GAAP hierarchy, asset forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standard No.  69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 3 – Discontinued Operations

As of the beginning of fiscal 2008, the Company had experienced a history of losses from operations. Due to the Company’s financial condition and inability to continue ongoing operations with current cash flows, along with debt obligations, towards the beginning of fiscal 2008, the Company’s Board of Directors and management determined that it would be in the best interest of the Company’s stockholders to sell all of the operating assets and liabilities.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On August 31, 2007, pursuant to a Memorandum of Understanding dated September 24, 2007, the Board of Directors approved the sale of all the assets to certain insiders of the Company, including all the members of the Company’s Board of Directors, the President and Chief Executive Office, together with certain other shareholders of the Company, collectively referred to as the “Contributors”. The Contributors formed NETtime Solutions, LLC (the “Buyer”) for the purpose of consummating the 2008 Asset Sale and acquiring substantially all of the net assets of the Company. The Contributors contributed certain issued and outstanding shares of the Company that they held to NETtime Solutions, LLC pursuant to the terms of the limited liability company operating agreement governing NETtime Solutions, LLC. Accordingly, on February 4, 2008, we completed the sale of substantially all of our net liabilites and the net liabilites of our two operating subsidiaries, NETtime Solutions, Inc., an Arizona corporation and NetEdge Devices, LLC, an Arizona limited liability company, to the Buyer for consideration valued at approximately $1,042,000, which consisted of the following:

(i)                                     6,478,693 shares which were to be delivered to the Seller at Closing.

(ii)                                  An unsecured promissory note in the aggregate principal amount of $200,000. The promissory note bears interest at the rate of 9%, with principal and interest due on February 4, 2011.

The following tables summarize the consideration received and the net liabilities divested:

Consideration Received

Fair value of 6,478,693 shares received	$842,351
Promissory note receivable	200,000
Total fair value of consideration received	$1,042,351

Net Liabilities Divested

Cash	$397,472
Accounts receivable	736,595
Inventory	70,579
Property and Equipment, net	175,591
Other assets	62,253
Total assets divested	1,442,490

Accounts payable	295,146
Accrued liabilities	326,792
Deferred revenue	307,055
Notes payable-related parties	1,494,050

Total current liabilities divested	2,423,043

Net liabilities divested	$(980,553)

Fair value of the consideration received plus the net liabilities divested	$2,022,904

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities of discontinued operations at June 30, 2007 consist of the following:

June 30,
2007
Cash	$278,701
Accounts receivable	501,078
Inventory	66,966
Property and Equipment, net	293,644
Other assets	462,319
Total assets disposed of	$1,602,708

Accounts payable	$551,102
Accrued liabilities	594,875
Deferred revenue	564,176
Notes payable-related parties	610,716

Total current liabilities disposed of	2,320,869

Long-term notes payable	909,442

Total liabilities disposed of	$3,230,311

Included in Discontinued Operations for the years ended June 30, 2008 and 2007 are revenues of $1,526,220 and $5,377,207. For the years ended June 30, 2008 and 2007, net income included in discontinued operations is $639,542 and $140,436, respectively. Included in the net income for the year ended June 30, 2007 was $2,012,035 which related primarily to the 2007 Asset Sale to Synel (See Note 7).

No gain or loss was recorded in relation to the 2008 Asset Sale as the transaction was between entities under common control.  Accordingly, the excess of the fair value of the consideration received over the net assets disposed of has been treated as a capital contribution.

Note 5 – Income Taxes

As of June 30, 2008 and 2007 deferred tax assets consist of the following:

	2008	2007

Federal loss carryforwards	$2,292,000	$2,321,000
State loss carryforwards	306,000	313,000
Other	21,000	184,000
	2,619,000	2,818,000
Less: valuation allowances	(2,619,000)	(2,818,000)

	$—	$—

The Company has established a valuation allowance equal to the full amount of the deferred tax assets primarily because of uncertainty in the utilization of net operating loss carryforwards.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As a result of stock ownership changes, the Company’s ability to utilize net operating losses in the future could be limited, in whole or part, under Internal Revenue Code Section 382.  The Company was treated as an S-Corporation for income tax purposes through May 13, 1997.  As of June 30, 2008 the Company’s federal and state net operating loss carryforwards were approximately $7,163,000 and $3,819,000, respectively, and expire through 2026 as follows:

	Federal Net		State Net
Expiration	Operating Loss	Expiration	Operating Loss
June 30,	Carryforwards	June 30,	Carryforwards
2021	$1,920,274	2009	$594,197
2022	687,018	2010	1,305,148
2023	179,972	2011	1,919,918
2024	1,135,796
2025	1,335,057
2026	1,905,260
	$7,163,377		$3,819,263

The Company’s tax expense differed from the statutory rate primarily due to the $199,000 change in the deferred tax asset valuation allowance since June 30, 2007 and the utilization of a portion of the net operating loss carryforward at June 30, 2008.

Note 6- Stockholders’ Equity

Stock Options:

On July 13, 1999, the Board of Directors authorized the 1999 Equity Compensation Plan.  The plan allows for the award of incentive stock options, non-statutory stock options or restricted stock awards to certain employees, directors, consultants and independent contractors.  The Company has reserved an aggregate of 600,000 shares of common stock for distribution under the plan.  Incentive stock options granted under the plan may be granted to employees only, and may not have an exercise price less than the fair market value of the common stock on the date of grant. Options may be exercised on a one-for-one basis, with a maximum term of ten years from the date of grant.  Incentive stock options granted to employees generally vest annually over a four year period.

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended June 30,
	2008	2007
Expected volatility	106%	138%
Risk-free interest rate	2%	4%
Expected dividends	0%	0%
Expected lives (in years)	3	3

The weighted average fair value at date of grant for options granted during the years ended June 30, 2008 and 2007 approximated $.06 and $.33, respectively.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity of options under the plan and non-statutory options granted outside the plan follows:

	Number of	Average
	Options	Exercise Price

Outstanding at June 30, 2007	2,289,489	$1.07

Granted	1,652,767	0.09
Exercised	—	—
Expired	(21,969)	1.10
Forfeited	(1,216,000)	1.03
Outstanding at June 30, 2008	2,704,287	$0.30

Additional information about outstanding options to purchase the Company’s common stock as of June 30, 2008 is as follows:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
	Number	Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Price	Shares	Life (Years)	Price	Value	Shares	Life (Years)	Price	Value
$2.20	20,000	1.51	$2.20	$—	20,000	1.51	$2.20	$—
$1.10	12,000	0.61	$1.00	$—	12,000	0.61	$1.00	$—
$0.91-$0.60	514,520	5.43	$0.76	$—	514,250	5.43	$0.76	$—
$0.51-$0.40	385,000	6.71	$0.46	$—	385,000	6.71	$0.46	$—
$0.32-$0.30	120,000	4.32	$0.31	$—	120,000	4.32	$0.31	$—
$0.16-$0.13	152,767	9.04	$0.15	$328	152,767	9.04	$0.15	$328
$0.09	1,500,000	7.66	$0.09	$23,077	461,538	7.66	$0.09	$7,101
	2,704,287				1,665,555

During the years ended June 30, 2008 and 2007 the Company recognized compensation expense of $62,347 and $142,980, respectively. Compensation expense for the year ended June 30, 2008 includes a reversal of previously recognized share based compensation expense of $28,113, due to the forfeiture of options as a result of the 2008 Asset Sale. As of June 30, 2008, there was $80,410 of total unrecognized compensation cost related to nonvested stock options under the Plan.  That cost is expected to be recognized over the weighted average period of 13 months.  The total fair value of the 461,538 options which vested during the year ended June 30, 2008, and that were not subsequently forfeited in the 2008 Asset Sale, was $27,046.

During the year ended June 30, 2007, the Company extended the term of an employee’s option to purchase 839,000 shares for one year. In relation to the extension, $34,125 was recognized as compensation expense during the year ended June 30, 2007. This compensation expense is included as part of the income from discontinued operations.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non-Employee Stock Options and Warrants:

As of June 30, 2008 the Company has warrants outstanding that were issued primarily in connections with prior financing arrangements. Activity relative to these warrants for the year ended June 30, 2008 is as follows:

	Number of	Average
	Shares	Exercise Price
Warrants outstanding - beginning of year	911,734	$0.87
Granted	250,000	0.12
Expired	(173,077)	0.65
Warrants outstanding - end of year	988,657	0.72

All the warrants outstanding as of June 30, 2008 are exercisable.

Private Placement

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

Note 7-2007 Asset Sales

Effective March 31, 2006 the Company closed on the sale of certain of the Company’s direct sales assets pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”). Under the terms of the Purchase Agreement, certain assets associated with the Company’s previous direct sales business were sold, including a copy of the source code and other intellectual property relating to the Company’s NETtime, HourTrack and GENESIS time and attendance software products, related ASP and maintenance contracts, and certain specified direct channel sales opportunities.

The sale generated cash to the Company at closing of approximately $530,000. The purchase price under the Purchase Agreement included cash payable to the Company at the closing in consideration for a copy of the source code and related intellectual property. The consideration for the ASP and maintenance contracts was determined based on multiples of the projected annualized revenues under such contracts. At closing, the Company received in cash 100% of the total consideration for the customer ASP contracts and 40% of the total consideration for the maintenance contracts.  The remaining consideration for the maintenance contracts was payable quarterly through July 2007. The Company also transitioned over additional ASP customers through December 31, 2006. The Company was paid for the additional transfers at the time of such transfers.  Additionally, through March 2007, the Company received monthly royalty payments equal to 27.5% of the revenues in connection with direct channel sales opportunities specified at closing. These are included as part of the income from discontinued operations for the year ended June 30, 2007.

On January 16, 2007, Tempco, Inc. (formerly NETtime Solutions, Inc.)., a Nevada corporation (the “Company”), along with its subsidiaries, NETtime Solutions, Inc., an Arizona corporation (formerly Time America, Inc.), and NetEdge Devices, LLC, an Arizona limited liability company, entered into an Asset Purchase Agreement with Synel Industries, Inc., an Israeli registered corporation (“Synel”). Under the agreement, Synel purchased the Company’s reseller sales channel, source code and related intellectual property for the Company’s GENESIS, HourTrack, and TA7000 product series, certain use rights associated with the Company’s NETtime source code, and all of the Company’s rights associated with the “Time America” name. The sale closed on January 22, 2007.  In relation to the sale, on April 20, 2007, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State to change the corporate name of Time America, Inc., a Nevada corporation, to NETtime Solutions, Inc.  The effective date of the corporate name change was May 10, 2007.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Under the agreement, the purchase price for the acquired assets was $2.5 million, $250,000 of which was held in escrow pending resolution of certain post-closing obligations. Other contingent consideration under the agreement for the acquired assets consisted of royalty payments, payable to the Company quarterly over the four year period ending January 15, 2011, equal to 5% of the revenue derived from Synel’s U.S. sales of TA7000 units outside of Synel’s established U.S. customer base. Any amounts receivable under the agreement were disposed of as part of the 2008 Asset Sale. Additionally, Synel purchased certain of the Company’s TA7000 inventory for $140,000. A portion of the proceeds from the sale were used to repay its Secured Convertible Term Note with Laurus, dated January 3, 2006.  In addition, the Company issued 100,000 shares of its Common Stock to Laurus in consideration for Laurus’s consent to extending the maturity date of the Company’s existing revolving note with Laurus, the asset sale to Synel, and the corporate name change.

On June 25, 2007, the Company announced that Synel had entered into a master agreement with PayChex, Inc., a Delaware corporation (“PayChex”), pursuant to which such parties agreed to conduct a pilot program relating to the Company’s NETtime software.  During the pilot program, the Company provided qualified employees to PayChex for consulting services.

The master agreement provided that, in the event PayChex elected to exercise its rights under a related license agreement, and in consideration for the grant of a perpetual license under the license agreement, PayChex paid to Synel an aggregate of $1,500,000, of which amount $1,200,000 was payable to the Company as follows:  an initial payment of $1,000,000 payable to the Company upon the election by PayChex to acquire the license rights, and two subsequent payments of $100,000 each, which were due three months and six months, respectively, thereafter.  PayChex was obligated to exercise its option to acquire the perpetual license rights to the NETtime source code under the license agreement by December 1, 2007 and did so on November 30, 2007. This is included in discontinued operations for the year ended June 30, 2008.

The Company did not distinguish operationally or financially its activities other than gross product sales between its sales channels and as such the Company did not account for the sale as discontinued operations under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” at the time of the sale. In conjunction with the 2008 Asset Sale consummated in February, 2008, all the operations of the company prior to that time were reclassified as discontinued operations.

Note 8 – Commitments

The Company leases office space from a related party in Scottsdale, Arizona on a month to month basis. Monthly rent expense on the lease is $1,000. For the year ended June 30, 2008, rent expense was $5,000 in relation to the related party lease.

During fiscal year 2007 and to the date of the Asset sale, the Company leased office space in Scottsdale, Arizona. Rental expense for the year ended June 30, 2007 was approximately $335,000 and is included in the income from discontinued operations. Rent expense included in the income from discontinued operations was approximately $190,000 for the year ended June 30, 2008. As a result of the 2008 Asset Sale, the lease was assumed by NETtime Solutions, LLC.

Note 9- Going Concern

Through June 30, 2007, the Company had sustained recurring losses from operations, and at September 30, 2007, the Company estimated that its working capital and funds generated from operations would be sufficient to fund the Company’s operations for the following three months.  Those conditions raised substantial doubt about the ability of the Company to continue as a going concern.   The consolidated financial statements for the year ended June 30, 2007 did not include any adjustments that may have arisen from these uncertainties.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2008 the Company does not currently engage in any business activities that provide cash flow. As of June 30, 2008, we have approximately $212,000 in cash and cash equivalents. We believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. If our efforts are unsuccessful within that period, we will have to seek additional funds. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. The financial statements do not contain any adjustments that might result from these uncertainties.

Item 8.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

On July 14, 2008, the Company’s Board of Director’s dismissed Semple, Marchal & Cooper, LLP, of Phoenix, Arizona, as the Company’s independent registered public accounting firm.

On July 16, 2008 the Company’s Board of Director’s engaged Moore & Associates, Chartered, of Las Vegas, Nevada, to serve as the independent registered public accounting firm for the Company’s fiscal year ending June 30, 2008.

The report of Semple, Marchal & Cooper, LLP for the years ending June 30, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

During the Company’s two most recent fiscal years and the subsequent interim periods and through the date of dismissal, there were no disagreements with Semple, Marchal & Cooper, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Semple, Marchal & Cooper, LLP, would have caused it to make reference to the matter in connection with its reports. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-B.

The Company did not consult Moore & Associates Chartered, LLP regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B or a reportable event as described in Item 304(a)(1)(v) of Regulation S-B.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-KSB, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive and financial officer has concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

Item 8A(T) Controls and Procedures

Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting at June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 8B. Other Information.

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information regarding our directors and executive officer is provided below:

STANLEY L. SCHLOZ, age 65, has been a Director, President and Treasurer since February 4, 2008. Mr. Schloz retired from Motorola in 1998 after a 32-year career in positions advancing from engineering through senior business management. As Director, Tactical Systems Operations of the Space and Systems Technology Group he was responsible for the strategic direction and performance of the electronic fuse business with over $150,000,000 in annual sales, serving US and foreign governments, along with prime contractors. His organization consisted of over 400 program management, engineering, marketing, and manufacturing associates. Mr. Schloz has been engaged in business management consulting since July 2000. He holds the degree of Bachelor of Science in Electrical Engineering from Iowa State University and has done advanced business studies at Arizona State University.

FRED BURSTEIN, age 72, has been a Director and Vice President of the company since February 4, 2008. Since 1960, Mr. Burstein has been a lawyer practicing law in Minneapolis, Minnesota.

ANTHONY SILVERMAN, age 65, has been a director since February 4, 2008. He is the General Partner of Katsinam Partners, LP, a private investment fund located in Scottsdale, Arizona that invests in micro and small-cap public companies. Katsinam holds 510,000 shares of our common stock. Mr. Silverman also manages his personal investments. Mr. Silverman was Founder, Chairman and CEO of Paradise Valley Securities from 1987 to 1999. For most of his 30-year career in the securities business, Mr. Silverman concentrated in transactions for the financing of micro-cap and small-cap companies. Mr. Silverman has led financings aggregating over $500 million for close to 100 companies, including diverse industries such as airlines, food products, telecommunications, retail, media and life sciences.

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

Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended June 30, 2008.

Item 10.  Executive Compensation.

The following table summarizes all compensation paid to our Chief Executive Officer for each of the fiscal years ended June 30, 2008 and 2007.  We did not have any other executive officers whose total annual salary and bonus exceeded $100,000 for the periods presented.

SUMMARY COMPENSATION TABLE

				Stock
Name and		Salary		Awards
Principal Position	Year	($)	Bonus ($)	($)(1)

Stanley L. Schloz, Chief Executive and Financial Officer	2008	$7,500	$—	$—

Bahan Sadegh (3)	2008	105,000	—	—
Former Chief Executive Officer	2007	119,300	—	—

Thomas S. Bednarik (4) Former Chief Executive Officer	2007	105,400	—	112,250

Jon Weiss (5) Former Interim Chief Executive Officer and VP of	2008	97,888
Business Development	2007	95,400	51,811	—

				Non-qualified
			Nonequity	deferrred
		Option	incentive plan	compensation	All other
Name and		Awards	compensation	earnings	Compensation	Total
Principal Position	Year	($)(2)	($)	($)	($)	($)

Stanley L. Schloz, Chief Executive and Financial Officer	2008	$10,818	$—	$—	$—	$18,318

Bahan Sadegh (3)	2008	—	—	—	—	105,000
Former Chief Executive Officer	2007	6,375	—	—	—	125,675

Thomas S. Bednarik (4)	2008
Former Chief Executive Officer	2007	—	—	—	—	217,650

Jon Weiss (5) Former Interim Chief Executive Officer and VP of	2008	—	—	—	—	97,888
Business Development	2007	2,700	—	—	—	149,911

(1)

Reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R). Amounts are calculated using the closing stock price of each award on the date of grant.

(2)

Reflects dollar amount expensed by us during applicable fiscal years for financial statement reporting purposes pursuant to SFAS 123(R). SFAS 123(R) requires us to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). See the assumptions made in the valuation of the stock options in the footnotes of our consolidated financial statements.

(3)	Mr. Sadegh was appointed to serve as the Company’s President and Chief Executive Officer effective April 16, 2007. He resigned on February 8, 2008.

(4)	Mr. Bednarik resigned effective January 22, 2007.

(5)	Mr. Weiss assumed the position of Interim CEO effective January 22, 2007. The amounts in the Bonus column in fiscal year 2007 consist of sales commissions paid.

Item 11.  Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 22, 2008, concerning the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the Company’s Common Stock; (ii) each Director; (iii) the Company’s Chief Executive Officer; and (iv) all directors and executive officers of the Company as a group.  To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

	Shares Beneficially Owned (1)
Name and Address of Beneficial Owner	Number	Percent of Class

Laurus Capital Management (2)(4)	1,081,923	9.5%
Anthony Silverman (3)	2,333,000	20.5%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 11,403,711 shares of common stock outstanding as of September 22, 2008.

(2)	The address of Laurus Capital Management, LLC is 825 Third Avenue, 14th Floor, New York, NY 10022.

(3)	The address of Anthony Silverman is 2747 Paradise Road #1405, Las Vegas, Nevada 89109

(4)	Includes 630,000 shares of common stock underlying warrants that were exercisable on September 22, 2008 or within 60 days thereafter.

Item 12.  Certain Relationships And Related Transactions, and Director Independence.

Except as set forth below, the Company did not have any transactions during fiscal years 2008 and 2007 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $120,000.

On March 31, 2001, the Company borrowed $400,000 from Joseph L. Simek, a significant stockholder of the Company.  The loan accrues interest at an annual rate of prime plus one percent (1%) and is secured by a subordinated lien on all of the Company’s assets.  Principal and interest payments of approximately $8,500 are due monthly, with the outstanding principal balance due on October 1, 2004.  On November 2, 2001, Mr. Simek agreed to provide the Company with a $200,000 line of credit, which is also secured by all of the Company’s assets.  On September 24, 2002, Mr. Simek agreed to provide the Company with an additional $200,000 revolving line of credit, which is also secured by all of the Company’s assets.  Borrowings under the lines of credit accrue interest at an annual rate of 10%.  In January 2004, Mr. Simek and the Company agreed to extend the maturity date of the line of credit facility to December 31, 2005.  In September 2004, the Company and Mr. Simek agreed to extend the balloon payment on the promissory note from October 1, 2004 to October 1, 2005. In November 2005, the Company and Mr. Simek agreed to extend the term of its $400,000 line of credit facility to December 31, 2007.   At June 30, 2007, the $400,000 loan had been paid in full and $150,000 was outstanding under the line of credit. As a result of the 2008 Asset Sale, the balance on the line of credit of $150,000 at February 4, 2008 was assumed by NETtime Solutions, LLC.

On September 4, 2001, the Company borrowed $500,000 from Francis Simek, the spouse of Mr. Simek, under a five year term note.  On March 22, 2004, the Company and Mrs. Simek entered into a subordinated note agreement pursuant to which the obligations outstanding under this note were subordinated to the obligations under our credit facilities with Laurus Master Fund.  Under the terms of the agreement, the existing term note was refinanced as a five year term note with monthly principal and interest payments at 15%. The Company issued 25,000 shares of restricted common stock to Mrs. Simek in consideration for her agreement to subordinate the note.  In November 2004, the Company and Mrs. Simek amended the terms of the note to change the interest rate to 10%. The loan is secured by a junior lien on all of the Company’s assets.  Principal and interest payments of $8,918 are due and payable monthly over a 60-month period.  At June 30, 2007, $249,613 was outstanding under this loan.  In February 2007, the Company amended the terms of this note agreement with a related party to defer the monthly principal payments through December 2007. As a result of the 2008 Asset Sale, the balance of the loan of $242,774 was assumed by NETtime Solutions, LLC.

In October 2003, the Company entered into a four year consulting services agreement with Mr. Belfer pursuant to which Mr. Belfer agreed to introduce the Company to investment banking and investor relations firms and persons/entities interested in doing business with the Company.  In exchange for Mr. Belfer’s agreement to provide such consulting services, Mr. Belfer was granted a non-statutory option to purchase 200,000 shares of the Company’s common stock at $0.75 per share.  The options vested over four years and have a term of ten years. At June 30, 2008, the options are still outstanding.

On April 16, 2004, the Company borrowed $500,000 from Mrs. Simek.  The note is a five year term note with monthly principal and interest payments at 15%.  In consideration for agreeing to subordinate the note, the Company issued 25,000 shares of restricted common stock to Mrs. Simek.  The loan is secured by a subordinated lien on all of the Company’s assets.  In November 2004, the Company paid $456,100 to retire the remaining balance on the note.  The Company and Mrs. Simek then entered into a $500,000 revolving credit note agreement.  Borrowings under the note accrue interest at the rate of 10% per annum with interest due monthly.  Unused borrowings are subject to a 2% per annum commitment fee payable quarterly.  In May 2005, the Company borrowed $500,000 under this agreement.  Subsequently, the Company and Mrs. Simek amended the agreement to provide for a 60-month repayment period.  Principal and interest payments of $10,562 are due and payable monthly. At June 30, 2007, $402,187 was outstanding under this loan.  In February 2007, the Company amended the terms of this note agreement with a related party to defer the monthly principal payments through December 2007. As a result of the 2008 Asset Sale, the balance of the loan on February 4, 2008 of $394,976 was assumed by NETtime Solutions, LLC.

On December 8, 2005, the Company borrowed $500,000 from Francis Simek under a three year term note at an annual interest rate of 15%.  The loan is secured by a subordinated lien on all of the Company’s assets.  Principal and interest payments of $17,288 are due and payable monthly over a 36-month period.  At June 30, 2007, $418,358 was outstanding under this loan.  In February 2007, the Company amended the terms of this note agreement to defer the monthly principal payments through December 2007. As a result of the 2008 Asset Sale, the balance of the loan on February 4, 2008 of $406,300 was assumed by NETtime Solutions, LLC.

In July 2006, the Company amended the terms of its aforementioned note agreements with related parties to defer the monthly principal payments for the period of July 2006 through December 2006.  The amortization period of the note was increased by six months to compensate for the deferred principal payments.

In December 2006, the Company entered into a $300,000 subordinated note agreement with a related party.  The note was a 90-day note with the principal due in 90 days and monthly interest payments at an annual percentage rate of 10%.  In consideration for agreeing to subordinate repayment of the note, the Company issued 30,000 shares of restricted common stock to the holder of the subordinated note.  The fair value of the stock was recorded as a deferred loan issue charge. In February 2007, the Company amended the terms of this note agreement with a related party to defer the monthly principal payments through December 2007.  At February 4, 2008, the $300,000 note was assumed by NETtime Solutions, LLC as a result of the 2008 Asset Sale.

As discussed above, in February 2007, the Company amended the terms of all its note agreements with a related party to defer the monthly principal payments through December 2007.  The amortization period of the note was increased by 12 months to compensate for the deferred principal payments.  The Company issued 100,000 shares of its Common Stock in consideration for consent to interest only payments through December 2007. These shares were included in the shares given up as consideration for the 2008 Asset Sale.

Two of our directors receive monthly compensation in the amount of $1,500 per month for the services they provide to the Company. A third director receives monthly compensation in the amount of $1,000 as consideration for rent.

Director Independence

Our directors are Stanley L. Schloz, Fred Burstein, and Anthony Silverman.  Mr. Schloz is also our President and Chief Executive and Financial Officer and is therefore not considered independent.  While the OTC Bulletin Board does not prescribe independence requirements for board members, the Company believes the remainder of its Board members are “independent” within the meaning of the listing standards of the NADAQ Stock Market.

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

(G)                                in the case of an investment company, in lieu of paragraphs (A)–(F), a director who is an “interested person” of the company as defined in Section 2(a)(19) of the Investment Company Act of 1940, other than in his or her capacity as a member of the board of directors or any board committee.

Item 13. Exhibits.

The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-KSB.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2008 and 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.  All other fees consist primarily of fees incurred to review our registration statement filings, proxy statements, and 8-K’s related to the asset sales.

		June 30, 2008	June 30, 2007
(i)	Audit Fees	$81,113	$63,900
(ii)	Audit Related Fees	—	—
(iii)	Tax Fees	$6,150	$5,500
(iv)	All Other Fees	$17,355	$16,705

Audit Committee Pre-Approval Policies and Procedures

The entire board of directors acts as the Company’s Audit Committee. The Audit Committee does not have a financial expert serving on its committee at this time due to the size and nature of the Company. The Company intends to seek such an expert at such time as it ceases to be a “shell.”

All audit and non-audit services are pre-approved by the Audit Committee, which consists of the members of the board of directors which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm.  The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies.  The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.  The Audit Committee has considered the role of Moore & Associates, Chartered in providing services to us for the fiscal year ended June 30, 2008 and has concluded that such services are compatible with such firm’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPCO, INC.

/s/ Stanley L. Schloz,
Stanley L. Schloz, President and Chief Executive and Financial Officer (Principal Executive Officer)

Dated: September 29, 2008

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley L. Schloz	President, CEO, CFO and Director	September 29, 2008
Stanley L. Schloz	(Principal Executive and Financial Officer)

/s/ Fred Burstein	Director	September 29, 2008
Fred Burstein

/s/ Anthony Silverman	Director	September 29, 2008
Anthony Silverman

EXHIBIT INDEX

Exhibit Number	Description	By Reference from Document	No. in Document

3.1	Registrant’s Articles of Incorporation	(A)	3.1

3.1.1	Registrant’s Amendment to its Articles of Incorporation, dated November 7, 1988	(A)	3.1.1

3.1.2	Registrant’s Amendment to its Articles of Incorporation, dated June 25, 1991	(B)	3.1.2

3.1.3	Registrant’s Certificate of Reverse Stock Split, dated February 15, 1994	(C)	3.1.3

3.1.4	Registrant’s Certificate of Designation of Series A Preferred Stock, dated June 27, 1996	(D)	3.1.4

3.1.5	Registrant’s Amendment to Articles of Incorporation, dated June 25, 1996	(D)	3.15

3.1.6	Registrant’s Certificate of Designation of Series B Preferred Stock, dated March 31, 1999	(E)	3.1.6

3.1.7	Registrant’s Amendment to Articles of Incorporation, dated October 7, 1999.	(F)	3.1

3.1.8	Certificate of Correction to Certificate of Amendment to Articles of Incorporation of Vitrix, Inc., dated June 16, 2005	(O)	3.1.8

3.1.9	Registrant’s Amendment to Articles of Incorporation, dated April 20, 2007	(S)	3.1

3.1.10	Registrant’s Amendment to Articles of Incorporation, dated February 4, 2008	(U)	99.1

3.2	Amended Bylaws of the Registrant	(C)	3.2

4.1	Registrant’s Form of Common Stock Certificate	(A)	4.1

10.6	1999 Equity Compensation Plan	(E)	10.7

10.7.1	Lease Agreement, dated September 3, 1999, between LAFP Phoenix, Inc., as lessor, and the Registrant, as lessee.	(F)	10.1

10.7.2	First Amendment to Office Lease Agreement, dated March 28, 2000, between LAFP Phoenix, Inc., as lessor and the Registrant, as lessee.	(G)	10.1

10.8	Securities Purchase Agreement, dated September 21, 1999, between Circle F Ventures, LLC and the Registrant.	(F)	10.2

10.10	Merger Agreement, dated March 28, 2001 by and among Vitrix, Inc., Vitrix Incorporated, and Time America, Inc.	(H)	2.1

Exhibit Number	Description	By Reference from Document	No. in Document

10.12	Letter from BDO Seidman, LLP, dated June 4, 2001, regarding its concurrence or disagreement with the statements made by the registrant in the current report concerning the resignation or dismissal as the registrants’ principal accountant.	(I)	16

10.13	Promissory Note Agreement, dated September 4, 2001 between Vitrix, Inc. and Frances L. Simek	(J)	10.13

10.14	Security Agreement dated September 4, 2001 between Vitrix, Inc. and Frances L. Simek	(J)	10.14

10.15	Warrant to purchase common stock agreement dated September 4, 2001 between Vitrix, Inc. and Frances L. Simek	(J)	10.15

10.16	Promissory Note Agreement, dated March 31, 2001 between Time America, Inc and Joseph L. Simek	(K)	10.16

10.17	Revolving Credit Agreement, dated November 2, 2001 between Vitrix, Inc and Joseph L. Simek	(K)	10.17

10.18	Securities Purchase Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	(L)	10.1

10.19	Secured Convertible Term Note, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	(L)	10.2

10.20	Common Stock Purchase Warrant, dated March 22, 2004, issued to Laurus Master Fund, Ltd.	(L)	10.3

10.21	Security Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	(L)	10.4

10.22	Subordination Agreement, dated March 22, 2004, among Time America, Inc., Laurus Master Fund, Ltd and Joseph and Frances Simek	(L)	10.5

10.23	Registration Rights Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	(L)	10.6

10.24	Guarantee, dated March 22, 2004, issued by Time America, Inc. in favor of Laurus Master Fund, Ltd.	(L)	10.7

10.25	Stock Pledge Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	(L)	10.8

10.26	Note Purchase Agreement, dated April 16, 2004 between Time America, Inc. and Frances L. Simek	(M)	10.26

10.27	Promissory Note Agreement, dated April 16, 2004 between	(M)	10.27

Exhibit Number	Description	By Reference from Document	No. in Document

	Time America, Inc. and Frances L. Simek

10.28	Security Agreement, dated April 16, 2004 between Time America, Inc. and Frances L. Simek	(M)	10.28

10.29	Consulting Services Agreement, dated October 15, 2003, between Vitrix, Inc. and Todd P. Belfer	(O)	10.29

10.30	Bonus Plan Document with Tom Bednarik, effective as of January 1, 2005	(O)	10.30

10.31	Equipment Purchase, License and Services Agreement, dated as of August 29, 2005, between FedEx Corporate Services, Inc. and Time America, Inc. (certain portions deleted pursuant to confidential treatment)	(O)-(N)	10.31

10.32	Amendment, dated as of August 29, 2005, between Federal Express Corporation and Time America, Inc. (certain portions deleted pursuant to confidential treatment)	(O)-(N)	10.32

10.33	Professional Services Agreement, dated as of August 29, 2005, between FedEx Corporate Services, Inc. and Time America, Inc. (certain portions deleted pursuant to confidential treatment)	(O)-(N)	10.33

10.34	Amendment, dated as of August 29, 2005, between Federal Express Corporation and Time America, Inc. (certain portions deleted pursuant to confidential treatment)	(O)-(N)	10.34

10.35	Letter Agreement, dated February 17, 2000, between Vitrix Incorporated and Thomas S. Bednarik	(O)	10.35

10.36	Security and Purchase Agreement, dated January 3, 2006, by and among Laurus Master Fund, Ltd., Time America, Inc., a Nevada corporation, Time America, Inc, an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company.	(P)	10.1

10.37	Secured Convertible Term Note, dated January 3, 2006, made by Time America, Inc., a Nevada corporation, Time America, Inc., an Arizona corporation and NetEdge Devices, LLC, an Arizona limited liability company, in favor of Laurus Master Fund, Ltd.	(P)	10.2

10.38	Secured Non-Convertible Revolving Note, dated January 3, 2006, made by Time America, Inc., a Nevada corporation, Time America, Inc., an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company, in favor of Laurus Master Fund, Ltd.	(P)	10.3

10.39	Common Stock Purchase Warrant, dated January 3, 2006, issued to Laurus Master Fund, Ltd.	(P)	10.4

Exhibit Number	Description	By Reference from Document	No. in Document

10.40	Registration Rights Agreement, dated January 3, 2006, between Time America, Inc., a Nevada corporation, and Laurus Master Fund, Ltd.	(P)	10.5

10.41	Amended and Restated Subordination Agreement, dated January 3, 2006, among Time America, Inc., a Nevada corporation, Time America, Inc., an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company, Laurus Master Fund, Ltd. and Joseph and Frances Simek.	(P)	10.6

10.42	Reaffirmation and Ratification Agreement, dated January 3, 2006, among Laurus Master Fund, Ltd., Time America, Inc., a Nevada corporation, Time America, Inc., an Arizona corporation, and NetEdge Devices, LLC, an Arizona limited liability company.	(P)	10.7

10.43	Letter Agreement with Oberon Securities, LLC, dated January 13, 2006.	(P)	10.8

10.44	Asset Purchase Agreement, dated April 12, 2006 between Time America, Inc. and Unitime Systems, Inc.	(Q)	10.1

10.45	Asset Purchase Agreement, dated January 16, 2007, among Time America, Inc. (Nevada), Time America, Inc. (Arizona), NetEdge Devices, LLC, and Synel Industries, Inc.	(R)	10.1

10.46	Master Agreement, dated June 19, 2007, between NETtime Solutions, Inc. and Synel Industries, Inc.	(V)	10.46

10.47	Asset Purchase Agreement, dated February 4, 2008, between NETtime Solutions, Inc. (Nevada) and NETtime Solutions, LLC(Arizona)	(T)	99

31	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934	*	—

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*	—

*	Filed herewith.
(A)	Form S-18 Registration Statement No. 33-25704-NY.
(B)	Form 10-K Annual Report of the Registrant for the fiscal year ended June 30, 1991.
(C)	Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1994.
(D)	Form 8-K Current Report reporting event on June 28, 1996.
(E)	Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1999.
(F)	Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended September 30, 1999.
(G)	Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended March 31, 2000.
(H)	Form 8-K Current Report reporting event on April 13, 2001.
(I)	Form 8-K Current Report reporting event on June 6, 2001.

(J)	Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 2001.
(K)	Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 2002.
(L)	Form 8-K Current Report reporting event on March 22, 2004.
(M)	Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 2004.
(N)	Portions of the referenced exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
(O)	Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 2005.
(P)	Form 10-QSB Quarterly Report of the Registrant for the quarter ended December 31, 2005.
(Q)	Form 10-QSB Quarterly Report of the Registrant for the quarter ended March 31, 2006.
(R)	Form 10-QSB Quarterly Report of the Registrant for the quarter ended December 31, 2006.
(S)	Form 8-K Current Report reporting event on May 10, 2007.
(T)	Form 8-K Current Report reporting event on February 8, 2008
(U)	Form 8-K/A Current Report reporting event on February 15, 2008
(V)	Form 10KSB Annual Report for the Registrant for the fiscal year ended June 30, 2007.