Form 10-Q
period 2008-09-30
Tempco, Inc.
filed 2008-10-20
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At October 15, 2008 the issuer had outstanding 11,403,711 shares of Common Stock, par value $.005 per share.

PART I-FINANCIAL INFORMATION

Item 1- Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$171,298	$212,278
Prepaid expenses	6,373	9,559
Total current assets	177,671	221,837

Note receivable	200,000	200,000
Accrued interest receivable	11,750	7,250
Total assets	$389,421	$429,087

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,000	$9,224
Note payable	2,759	5,435
Total current liabilities	3,759	14,659

Commitments:	—	—

Stockholders’ equity (deficit):
Common stock, $.005 par value 50,000,000 authorized; 17,882,404 issued and 11,403,711 outstanding	89,413	89,413
Paid in Capital	12,413,099	12,392,814
Accumulated deficit prior to reentering the development stage	(11,160,829)	(11,160,829)
Deficit accumulated in the development stage	(113,670)	(64,619)
Treasury stock, at cost (6,478,693 shares)	(842,351)	(842,351)
Total stockholders’ equity (deficit)	385,662	414,428
Total liabilities and stockholders’ equity (deficit).	$389,421	$429,087

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			From the
			Date of
			Reentering the
			Development
	Three Months Ended		Stage to
	Setember 30,		September 30,
	2008	2007	2008
Costs and Expenses
General and administrative	$54,126	$—	$131,744
Operating loss	(54,126)	—	(131,744)
Net loss from continuing operations	(54,126)	—	(131,744)

Other Income (Expense)
Interest expense	(151)	—	(356)
Interest income	5,226	299	18,430
	5,075	299	18,074

Discontinued operations:
Income (loss) from discontinued operations	—	(309,173)	—

Net Loss	$(49,051)	$(308,874)	$(113,670)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.00)	—	$(0.01)
Loss from discontinued operations	—	(0.02)	—
Basic and diluted loss per share	$—	$(0.02)	$(0.01)

Basic and diluted weighted average common shares outstanding	11,403,711	15,030,481	11,403,711

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2008 AND THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008

(UNAUDITED)

							Deficit
						Accumulated	Accumulated
						Deficit	Since Reentering
						Prior to rentering	the Development
	Common Stock		Treasury Stock		Paid in	Development	Stage on
	Shares	Amount	Shares	Amount	Capital	Stage	February 5, 2008	Total
Balance at June 30, 2007	15,030,481	75,153	—	—	9,889,188	(11,799,579)	—	(1,835,238)
Stock based compensation	—	—	—	—	62,347	—	—	62,347
Reclassification of restricted shares to equity	351,923	1,760	—	—	205,875	—	—	207,635
Shares surrendered in relation to Asset Sale	—	—	(6,478,693)	(842,351)	—	—	—	(842,351)
Contributed capital adjustment related to Asset Sale	—	—	—	—	2,022,904	—	—	2,022,904
Sale of common stock in April 2008 Private Placement at $.10 per share, net of fees	2,500,000	12,500	—	—	212,500	—	—	225,000
Net income (loss)	—	—	—	—	—	638,750	(64,619)	574,131
Balance at June 30, 2008	17,882,404	89,413	(6,478,693)	(842,351)	12,392,814	(11,160,829)	(64,619)	414,428
Stock based compensation	—	—	—	—	20,285	—	—	20,285
Net loss	—	—	—	—	—		(49,051)	(49,051)
Balance at September 30, 2008	17,882,404	$89,413	(6,478,693)	$(842,351)	$12,413,099	$(11,160,829)	$(113,670)	$385,662

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2008	2007

Cash flows from operating activities
Net income	$(49,051)	$(308,874)
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:	—	—
Depreciation	—	30,010
Amortization of discounts and deferred financing costs		80,748
Stock based compensation	20,285	36,963
Loss on disposal of fixed assets	—	10,404
Accrued interest receivable	(4,500)	—
Changes in Assets and Liabilities:
Accounts receivable	—	(19,897)
Prepaid expenses	3,186	—
Inventory	—	9,867
Deferred loan costs and other current assets	—	(5,933)
Accounts payable	(8,224)	(54,614)
Accrued liabilities	—	70,763
Deferred revenue	—	(93,033)
Net Cash Used by Operating Activities	(38,304)	(243,596)

Cash flows from investing activities
Purchase of property and equipment	—	(3,472)
Proceeds from sale of assets	—	216,351
Net cash provided by investing activities	—	212,879

Cash flows from financing activities:
Reypayment of debt	(2,676)	—
Net Cash Used by Financing Activities	(2,676)	—

Net change in cash and cash equivalents	(40,980)	(30,717)

Cash and cash equivalents at beginning of year	212,278	278,701
Cash and cash equivalents at end of period	$171,298	$247,984

Supplemental Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$151	$43,233

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

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

The accompanying unaudited condensed consolidated financial statements of Tempco, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three month period ended September 30, 2008, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008.

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

On August 31, 2007, the Board of Directors approved the Asset Sale pursuant to the terms of the Memorandum of Understanding, dated September 24, 2007 (the “Memorandum of Understanding”). Under the terms of the Memorandum of Understanding, certain insiders of the Company, including all of the members of the Company’s Board of Directors, the President and Chief Executive Officer, together with certain other shareholders of the Company, collectively referred to as the “Contributors,” formed NETtime Solutions, LLC (the “Buyer”) for the purpose of consummating the Asset Sale and acquiring substantially all of the net assets of the Company. The Contributors contributed certain issued and outstanding shares of the Company that they collectively held to NETtime Solutions, LLC pursuant to the terms of the limited liability company operating agreement governing NETtime Solutions, LLC. Accordingly, on February 4, 2008, we completed the sale of substantially all of our net assets and the net assets of our two operating subsidiaries, NETtime Solutions, Inc., an Arizona corporation and NetEdge Devices, LLC, an Arizona limited liability company, to the Buyer for consideration valued at approximately $1,042,000.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C- Discontinued Operations

Included in Discontinued Operations for the three months ended September 30, 2007 is revenues of $680,242. Net loss reflected in discontinued operations for the three months ended September 30, 2007 is $198,796.

Note D - Income (Loss) Per Share:

Basic income (loss) per share of common stock was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.  For the three months ended September 30, 2008 and 2007, no securities were included in weighted average shares outstanding as the effect would be anti-dilutive.

Note E - Stock Based Compensation:

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share–Based Payment,” using the modified prospective-transition method.  Under this transition method, compensation expense recognized for the three months ended  September 30, 2008 and 2007  includes:  (a) compensation expense for all share-based payments granted prior to, but not yet vested as of June 30, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation expense for all share-based payments granted subsequent to June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R).  The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period net of estimated forfeitures.

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

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement of Financial Accounting Standards Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of  SFAS 159 has not had a material impact on the Company’s financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 is not expected to impact on our financial statement disclosures.

Item 2. Management’s Discussion and Analysis and Plan of Operation.

Overview

This quarterly report on Form 10-Q covers the quarterly period ended September 30, 2008.  On February 4, 2008, our shareholders approved the proposed sale of substantially all of our net assets, and the net assets of our two operating subsidiaries, to a newly formed private company called NETtime Solutions, LLC (the “Buyer”) for consideration valued at $1,042,351. As a result of the sale, the Company now has no operating business and is, in effect, a “shell” company with no significant liabilities and minimal cash.  Our new management team and board of directors currently is  looking for a private company that it can merge with or acquire and that has an operating business that will help increase shareholder value.  No such company has yet been identified and there is no assurance of any success in this regard.  Your review of this quarterly report should be read with the above facts in mind.

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

Critical Accounting Policies

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2008.  We believe our most critical accounting policies is the valuation of stock-based compensation and classification.

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

Plan of Operation

The Company’s current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of September 30, 2008, we have approximately $171,000 in cash and cash equivalents. We believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. If our efforts are unsuccessful within that period, we will have to seek additional funds.

During the next 12 months we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports;

(ii)	Officer and director’s salaries and rent; and

(iii)	Consummating an acquisition.

We believe we will be able to meet these costs through use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations.  Accordingly, the Company’s financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company’s operations. As a result, the Company’s independent registered public accounting firm has issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2008.

Prior to consummating a business combination transaction, we do not anticipate:

(i)	Any expenditures for research and development;

(ii)	Any expenditures or cash receipts for the purchase or sale of any property plant or equipment; or

(iii)	Any significant change in the number of employees.

Revenue

Due to the asset sale in February 2008, we have classified all of our operations as discontinued operations, and accordingly, there are no revenues reflected in our financial statements for the three months ended September 30, 2008 or 2007.

General and Administrative Expenses

For the three months ended September 30, 2008 we have recorded general and administrative expenses of $54,126. There is no similar expense reflected for the three months ended September 30, 2007 as all of our prior general and administrative expenses were classified as a part of discontinued operations. Our general and administrative expenses in the current year consist primarily of officer’s salaries, legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity.

Net Income (Loss)

For the three months ended September 30, 2008 and 2007, we have reflected net loss of $49,051 and $308,874. The decrease in the net loss is due to the discontinuation of our operations in February 2008.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not have foreign currency exchange rate or commodity price market risk.

Interest Rate Risk—From time to time we temporarily invest our excess cash in interest-bearing securities issued by high-quality issuers. We monitor risk exposure to monies invested in securities in our financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our condensed consolidated balance sheets and do not represent a material interest rate risk.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures.   Our principal executive and financial officer, based on his evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that (i) our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING INFORMATION

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions.  No assurances can be given that the future results indicated, whether expressed or implied, will be achieved.  While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized.  Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report.  These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information.  Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected.  Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially.  There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this report, the Company is not currently involved in any legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

There have been no defaults with respect to any indebtedness of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

On October 14, 2008, the symbol under which our common stock is traded was changed from NTMS.OB to TEMO.OB.

Item 6. Exhibits

(a)	The following exhibits are filed herewith pursuant to Item 601 of Regulation S-K.

	31	Section 302 Certification of Chief Executive and Financial Officer

	32	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPCO, INC.

Dated: October 20, 2008
	By	/s/ Stanley L. Schloz
Stanley L. Schloz
President and Chief Executive and
Financial Officer