Form 10-Q
period 2008-12-31
Tempco, Inc.
filed 2009-01-27
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2008

___   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _______________ to _______________


      Commission File number 001-10320
                             ---------


                                  Tempco, Inc.
                                  ------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                               13-3465289
            ------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation of organization)                              Identification No.)


                 7625 East Via Del Reposa, Scottsdale, AZ 85258
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (480) 272-8745
                                 --------------
                           (Issuer's telephone number)


                             NETTime Solutions, Inc.
                             -----------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At January 21, 2009 the issuer had outstanding 11,403,711 shares of Common Stock, par value $.005 per share.

Transitional Small Business Disclosure Format: Yes ___  No _X_

                                TABLE OF CONTENTS                           PAGE
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets as of December 31, 2008
         (unaudited) and June 30, 2008 .....................................   2

         Unaudited Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended December 31, 2008 and 2007 .............   3

         Condensed Consolidated Statement of Shareholders' Equity for the
         Year Ended June 30, 2008 and the Six Months Ended December 31, 2008
         (unaudited) .......................................................   4

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended December 31, 2008 and 2007 .......................   5

         Notes to Unaudited Condensed Consolidated Financial Statements ....   6

Item 2.  Management's Discussion and Analysis or Plan of Operation .........   9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........  11

Item 4T. Controls and Procedures ...........................................  11

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  13

Item 1A. Risk Factors ......................................................  13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  13

Item 3.  Defaults Upon Senior Securities ...................................  13

Item 4.  Submission of Matters to a Vote of Security Holders ...............  13

Item 5.  Other information .................................................  13

Item 6.  Exhibits ..........................................................  13

Signatures .................................................................  14

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          TEMPCO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    DECEMBER 31,     JUNE 30,
                                                        2008           2008
                                                    ------------   ------------

                                     ASSETS

Current assets:
  Cash and cash equivalents ......................  $    130,729   $    212,278
  Prepaid expenses ...............................         3,186          9,559
                                                    ------------   ------------

    Total current assets .........................       133,915        221,837

Note receivable ..................................       145,000        200,000
Accrued interest receivable ......................             -          7,250
                                                    ------------   ------------

    Total assets .................................  $    278,915   $    429,087
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ...............................  $          -   $      9,224
  Note payable ...................................             -          5,435
                                                    ------------   ------------

    Total current liabilities ....................             -         14,659

Commitments: .....................................             -              -

Stockholders' equity:
  Common stock, $.005 par value 50,000,000
    authorized; 17,882,404 issued and
    11,403,711 outstanding .......................        89,413         89,413
  Additional paid in capital .....................    12,433,383     12,392,814
  Accumulated deficit prior to reentering the
    development stage ............................   (11,160,829)   (11,160,829)
  Deficit accumulated in the development stage ...      (240,701)       (64,619)
  Treasury stock, at cost (6,478,693 shares) .....      (842,351)      (842,351)
                                                    ------------   ------------

    Total stockholders' equity ...................       278,915        414,428
                                                    ------------   ------------

    Total liabilities and stockholders' equity ...  $    278,915   $    429,087
                                                    ============   ============

     The Accompanying Notes are an Integral Part of the Financial Statements

                                           TEMPCO, INC. AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)
                                                                                                        FROM THE
                                                                                                        DATE OF
                                                                                                     REENTERING THE
                                             THREE MONTHS ENDED              SIX MONTHS ENDED          DEVELOPMENT
                                                DECEMBER 31,                   DECEMBER 31,             STAGE TO
                                        ----------------------------   ----------------------------   DECEMBER 31,
                                            2008           2007            2008            2007           2008
                                        ------------    ------------   ------------    ------------   ------------
Costs and Expenses
  General and administrative ........   $    130,456    $          -   $    184,582    $          -   $    262,200
                                        ------------    ------------   ------------    ------------   ------------

Operating loss ......................       (130,456)              -       (184,582)              -       (262,200)

Net loss from continuing operations .       (130,456)              -       (184,582)              -       (262,200)
                                        ------------    ------------   ------------    ------------   ------------

Other Income (Expense)
  Interest expense ..................            (67)              -           (219)              -           (423)
  Interest income ...................          3,492           3,047          8,719           3,346         21,922
                                        ------------    ------------   ------------    ------------   ------------
                                               3,425           3,047          8,500           3,346         21,499

Discontinued operations:
  Income from discontinued operations              -         984,604              -         675,431              -
                                        ------------    ------------   ------------    ------------   ------------

Net Loss ............................   $   (127,031)   $    987,651   $   (176,082)   $    678,777   $   (240,701)
                                        ============    ============   ============    ============   ============

Basic and diluted income (loss) per
 common share:
  Loss from continuing operations ...   $      (0.01)   $          -   $      (0.01)   $          -   $      (0.02)
  Income from discontinued operations              -            0.06              -            0.04              -
                                        ------------    ------------   ------------    ------------   ------------

Basic and diluted income (loss) per
 share ..............................   $      (0.01)   $       0.06   $          -    $       0.04   $      (0.02)
                                        ============    ============   ============    ============   ============

Basic and diluted weighted average
 common shares outstanding ..........     11,403,711      15,290,598     14,254,393      15,160,540     11,403,711
                                        ============    ============   ============    ============   ============

                      The Accompanying Notes are an Integral Part of the Financial Statements

                                                         3

                                                 TEMPCO, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED JUNE 30, 2008 AND THE THREE MONTH PERIOD ENDED DECEMBER 31, 2008
                                                          (UNAUDITED)
                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                                                                                       SINCE
                                                                                     ACCUMULATED     REENTERING
                                                                                       DEFICIT          THE
                                                                                       PRIOR TO     DEVELOPMENT
                             COMMON STOCK          TREASURY STOCK       ADDITIONAL    RENTERING       STAGE ON
                          -------------------  ----------------------     PAID IN    DEVELOPMENT     FEBRUARY 5,
                            SHARES    AMOUNT     SHARES       AMOUNT      CAPITAL       STAGE           2008          TOTAL
                          ----------  -------  ----------   ---------   -----------  ------------   ------------   -----------
Balance at
 June 30, 2007 .........  15,030,481   75,153           -           -     9,889,188   (11,799,579)             -    (1,835,238)

Stock based
 compensation ..........           -        -           -           -        62,347             -              -        62,347

Reclassification of
 restricted shares to
 equity ................     351,923    1,760           -           -       205,875             -              -       207,635

Shares surrendered in
 relation to Asset Sale            -        -  (6,478,693)   (842,351)            -             -              -      (842,351)

Contributed capital
 adjustment related to
 Asset Sale ............           -        -           -           -     2,022,904             -              -     2,022,904

Sale of common stock in
 April 2008 Private
 Placement at $.10 per
 share, net of fees ....   2,500,000   12,500           -           -       212,500             -              -       225,000

Net income (loss) ......           -        -           -           -             -       638,750        (64,619)      574,131
                          ----------  -------  ----------   ---------   -----------  ------------   ------------   -----------

Balance at
 June 30, 2008 .........  17,882,404   89,413  (6,478,693)   (842,351)   12,392,814   (11,160,829)       (64,619)      414,428

Stock based
 compensation ..........           -        -           -           -        40,569             -              -        40,569

Net loss ...............           -        -           -           -             -             -       (176,082)     (176,082)
                          ----------  -------  ----------   ---------   -----------  ------------   ------------   -----------
Balance at
 December 31, 2008
 (unaudited) ...........  17,882,404  $89,413  (6,478,693)  $(842,351)  $12,433,383  $(11,160,829)  $   (240,701)  $   278,915
                          ==========  =======  ==========   =========   ===========  ============   ============   ===========

                            The Accompanying Notes are an Integral Part of the Financial Statements

                                                               4

                                          TEMPCO, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                                                                              CUMULATIVE SINCE
                                                                                               REENTERING THE
                                                                    SIX MONTHS ENDED          DEVELOPMENT STAGE,
                                                                       DECEMBER 31,          FEBRUARY 5, 2008 TO
                                                                   2008           2007        DECEMBER 31, 2008
                                                               -----------    -----------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ..........................................   $  (176,082)   $   678,777        $  (240,701)
Adjustments to reconcile net income to net cash
 Provided (used) by operating activities:
  Gain on sale of intangible assets ........................             -     (1,200,000)                 -
  Depreciation .............................................             -         59,819                  -
  Amortization of discounts and deferred financing costs ...             -        161,495                  -
  Stock based compensation .................................        40,569         70,175             67,615
  Loss on disposal of fixed assets .........................             -         10,404                  -
  Loss on settlement of note receivable and accrued interest        69,750              -             69,750
  Accrued interest receivable ..............................        (7,500)             -            (14,750)
Changes in Assets and Liabilities:
  Accounts receivable ......................................             -         (9,156)                 -
  Prepaid expenses .........................................         6,373              -             (1,526)
  Inventory ................................................             -        (13,588)                 -
  Deferred loan costs and other current assets .............             -        210,671                  -
  Accounts payable .........................................        (9,224)      (248,159)            (9,224)
  Accrued liabilities ......................................             -        (35,362)                 -
  Deferred revenue .........................................             -       (214,687)                 -
                                                               -----------    -----------        -----------
    Net Cash Used by Operating Activities ..................       (76,114)      (529,611)          (128,836)
                                                               -----------    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment .......................             -         (3,472)                 -
  Proceeds from sale of assets .............................             -      1,000,000                  -
                                                               -----------    -----------        -----------
    Net cash provided by investing activities ..............             -        996,528                  -
                                                               -----------    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt ........................................        (5,435)             -             (5,435)
  Proceeds from sale of common stock .......................             -              -            225,000
                                                               -----------    -----------        -----------
    Net Cash Used by Financing Activities ..................        (5,435)             -            219,565
                                                               -----------    -----------        -----------

Net change in cash and cash equivalents ....................       (81,549)       466,917             90,729

Cash and cash equivalents at beginning of year .............       212,278        278,701             40,000
                                                               -----------    -----------        -----------
Cash and cash equivalents at end of period .................   $   130,729    $   745,618        $   130,729
                                                               ===========    ===========        ===========

Supplemental Disclosures:
Cash paid for income taxes .................................   $         -    $         -        $         -
                                                               ===========    ===========        ===========
Cash paid for interest .....................................   $       269    $    86,467        $       474
                                                               ===========    ===========        ===========

Non Cash Transactions:
  Note receivable ..........................................   $         -    $         -        $   200,000
                                                               ===========    ===========        ===========
  Reclass restricted shares from temporary equity to equity    $         -    $   207,635        $         -
                                                               ===========    ===========        ===========

                     The Accompanying Notes are an Integral Part of the Financial Statements

                                                        5

                          TEMPCO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINACIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note A - Basis of Presentation and Interim Consolidated Financial Statements

Tempco, Inc. was incorporated in Nevada in June 1988 as Richard Barrie Fragrances, Inc. Over the years, the Company changed its name several times, most recently from Vitrix, Inc. in October 1999, to Time America, Inc. in December 1993, then to NETtime Solutions, Inc. in January 2007. The name was changed again on February 4, 2008 to Tempco, Inc. The consolidated financial statements include the accounts of Tempco, Inc. and its wholly-owned subsidiaries (collectively, the "Company"), NETtime Solutions, Inc. an Arizona corporation, and Net Edge Devices, LLC, an Arizona Limited Liability Company. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Tempco, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three and six month periods ended December 31, 2008, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008.

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

Note B - Asset Sale:

The Company has had a history of losses from operations and due to the Company's financial condition and inability to continue ongoing operations with current cash flow, along with debt obligations, the Company's Board of Directors and management determined that the sale of substantially all of our operating assets and liabilities (the "Asset Sale") would be in the best interest of the Company's stockholders.

On August 31, 2007, the Board of Directors approved the Asset Sale pursuant to the terms of the Memorandum of Understanding, dated September 24, 2007 (the "Memorandum of Understanding"). Under the terms of the Memorandum of Understanding, certain insiders of the Company, including all of the members of the Company's Board of Directors, the President and Chief Executive Officer, together with certain other shareholders of the Company, collectively referred to as the "Contributors," formed NETtime Solutions, LLC (the "Buyer") for the purpose of consummating the Asset Sale and acquiring substantially all of the net assets of the Company. The Contributors contributed certain issued and outstanding shares of the Company that they collectively held to NETtime Solutions, LLC pursuant to the terms of the limited liability company operating

                          TEMPCO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINACIAL STATEMENTS

agreement governing NETtime Solutions, LLC. Accordingly, on February 4, 2008, we completed the sale of substantially all of our net assets and the net assets of our two operating subsidiaries, NETtime Solutions, Inc., an Arizona corporation and NetEdge Devices, LLC, an Arizona limited liability company, to the Buyer for consideration valued at approximately $1,042,000.

Note C - Discontinued Operations

Included in Discontinued Operations for the three and six months ended December 31, 2007 are revenues of $606,869 and $1,287,111, respectively. Net loss reflected in discontinued operations for the three and six months ended December 31, 2007 is $95,966 and $294,762, respectively.

Note D - Income (Loss) Per Share:

Basic income (loss) per share of common stock was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the three and six months ended December 31, 2008 and 2007, no securities were included in weighted average shares outstanding as the effect would be anti-dilutive.

Note E - Stock Based Compensation:

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), "Share-Based Payment," using the modified prospective-transition method. Under this transition method, compensation expense recognized for the three months ended September 30, 2008 and 2007 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of June 30, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation expense for all share-based payments granted subsequent to June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R). The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options' vesting period net of estimated forfeitures.

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

                          TEMPCO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINACIAL STATEMENTS

In relation to the aforementioned options, for the three and six months ended December 31, 2008, there was compensation expense reflected in the amount of $20,284 and $20,285, respectively. Included in discontinued operations for the three and six months ended December 31, 2007 was compensation expense in the amount of $33,212 and $70,175, respectively.

Note F - Subsequent Events

On January 7, 2009, the Board of Director's determined that it would be in the best interest of the Company to accept an offer by NetTime Solutions, LLC to settle the outstanding Note receivable for a payment in the amount of $145,000 in full satisfaction of all principal and interest due. An agreement was entered into with NetTime Solutions, LLC on January 9, 2009, and the balance was repaid on that date. A loss of $69,750 on the extinguishment of the note receivable and accrued interest receivable is reflected in the net loss at December 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

OVERVIEW

This quarterly report on Form 10-Q covers the quarterly period ended December 31, 2008. On February 4, 2008, our shareholders approved the proposed sale of substantially all of our net assets, and the net assets of our two operating subsidiaries, to a newly formed private company called NETtime Solutions, LLC (the "Buyer") for consideration valued at $1,042,351. As a result of the sale, the Company now has no operating business and is, in effect, a "shell" company with no significant liabilities and minimal cash. Our new management team and board of directors currently is looking for a private company that it can merge with or acquire and that has an operating business that will help increase shareholder value. No such company has yet been identified and there is no assurance of any success in this regard. Your review of this quarterly report should be read with the above facts in mind.

CURRENT BUSINESS STRATEGY

Because of the sale of all of our operating assets in February 2008, the Company has no ongoing operations. The Board has determined to maintain the Company as a public "shell" corporation, which will seek suitable business combination opportunities. The Board believes that a business combination with an operating company has the potential to create greater value for the Company's stockholders than a liquidation or similar distribution.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2008. We believe our most critical accounting policy is the valuation of stock-based compensation and classification.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current and prior periods.

EFFECT OF STATUS AS A "SHELL" COMPANY

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

PLAN OF OPERATION

The Company's current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of December 31, 2008, we have approximately $131,000 in cash and cash equivalents. We believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. If our efforts are unsuccessful within that period, we will have to seek additional funds.

During the next 12 months we anticipate incurring costs related to:

         (i)   Filing of Exchange Act reports;

         (ii)  Officer and director's salaries and rent; and

         (iii) Consummating an acquisition.

We believe we will be able to meet these costs through use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations. Accordingly, the Company's financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company's operations. As a result, the Company's independent registered public accounting firm has issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2008.

Prior to consummating a business combination transaction, we do not anticipate:

         (i)   Any expenditures for research and development;

         (ii) Any expenditures or cash receipts for the purchase or sale of any property plant or equipment; or

         (iii) Any significant change in the number of employees.

REVENUE

Due to the asset sale in February 2008, we have classified all of our operations as discontinued operations, and accordingly, there are no revenues reflected in our financial statements for the three or six months ended December 31, 2008 or 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three and six months ended December 31, 2008 we have recorded general and administrative expenses of $130,456 and $184,582. There are no similar expenses reflected for the three or six months ended December 31, 2007 as all of our prior general and administrative expenses were classified as a part of discontinued operations. Our general and administrative expenses in the current period consist primarily of officer's salaries, legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity, as well as costs incurred in relation to seeking a company with which to merge. Additionally, included in general and administrative expenses at December 31, 2008 is a loss on the extinguishment of the note receivable and accrued interest receivable of $69,750 related to the settlement of the note and interest receivable for $145,000.

NET INCOME (LOSS)

For the three months ended December 31, 2008 and 2007, we have reflected net income (loss) of $(127,031) and $987,651. For the six months ended December 31, 2008 and 2007, we have reflected net income (loss) of $(176,082) and $678,777. The increase in the net loss for the period ended December 31, 2008 is due to a gain on sale of intangible assets recognized during the period ended December 31, 2007, offset by a decrease in expenses due to the discontinuation of our operations in February 2008.

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

Interest Rate Risk--From time to time we temporarily invest our excess cash in interest-bearing securities issued by high-quality issuers. We monitor risk exposure to monies invested in securities in our financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our condensed consolidated balance sheets and do not represent a material interest rate risk.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Our principal executive and financial officer, based on his evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that (i) our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On December 22, 2008, the Company modified the Asset Purchase Agreement as filed of Form 8-K on Februray 8, 2008, to clarify the definition of the liabilities assumed by NetTime Solutions, LLC and to make it clear that all liabilities associated with the former business were assumed by NetTime Solutions, LLC.

On January 9, 2009, the Company entered into an agreement with NetTime Solutions, LLC to accept $145,000 as full satisfaction of all principal and interest due on the Note receivable.

ITEM 6. EXHIBITS


        (a) The following exhibits are filed herewith pursuant to Item 601 of Regulation S-K.

        31    Section 302 Certification of Chief Executive and Financial Officer

        32    Section 906 Certification

        99.1 Agreement of Accord and Satisfaction of a Liquidated and Undisputed Debt

        99.2  Modification Agreement

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TEMPCO, INC.

Dated:  January 27, 2009
                                        By  /s/ Stanley L. Schloz
                                            ---------------------
                                        Stanley L. Schloz
                                        President and Chief Executive and
                                        Financial Officer