Form 10-K/A
period 2008-06-30
Tempco, Inc.
filed 2009-03-20
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

      FOR THE FISCAL YEAR ENDED JUNE 30, 2008

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                 (480) 272-8745
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $.005 PAR VALUE

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |X| No |_|

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

      Transitional Small Business Disclosure Format: Yes |_| No |X|

                                EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A Amendment No. 1 for the period ended June 30, 2008 is being filed solely for the purpose of refiling the revised certifications Exhibit 31. The revised certifications include the language in paragraph 4(b)of Item 601(b)(31) of Regulation S-K and otherwise comply with
Item 601(b)(31) of Regulation S-K. Other than this revised certifications
Exhibit 31, there are no other changes in our Annual Report on Form 10-KSB for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on September 29, 2008.


ITEM 13. EXHIBITS.

The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-KSB/A.


                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            TEMPCO, INC.

                            /s/ Stanley L. Schloz,
                            ----------------------
                            Stanley L. Schloz, President and Chief Executive and Financial Officer (Principal Executive Officer)


Dated: March 20, 2009

      In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                              TITLE                          DATE
----------                              -----                          ----

/s/ Stanley L. Schloz      President, CEO, CFO and Director       March 20, 2009
---------------------      (Principal Executive and Financial
Stanley L. Schloz          Officer)


/s/ Fred Burstein          Director                               March 20, 2009
-----------------
Fred Burstein


/s/ Anthony Silverman      Director                               March 20, 2009
---------------------
Anthony Silverman

                                            EXHIBIT INDEX
EXHIBIT                                                                   BY REFERENCE       NO. IN
NUMBER                              DESCRIPTION                           FROM DOCUMENT     DOCUMENT
-------                             -----------                           -------------     --------
3.1          Registrant's Articles of Incorporation                            (A)            3.1

3.1.1        Registrant's Amendment to its Articles of Incorporation,          (A)           3.1.1
             dated November 7, 1988

3.1.2        Registrant's Amendment to its Articles of Incorporation,          (B)           3.1.2
             dated June 25, 1991

3.1.3        Registrant's Certificate of Reverse Stock Split, dated            (C)           3.1.3
             February 15, 1994

3.1.4        Registrant's Certificate of Designation of Series A               (D)           3.1.4
             Preferred Stock, dated June 27, 1996

3.1.5        Registrant's Amendment to Articles of Incorporation,              (D)            3.15
             dated June 25, 1996

3.1.6        Registrant's Certificate of Designation of Series B               (E)           3.1.6
             Preferred Stock, dated March 31, 1999

3.1.7        Registrant's Amendment to Articles of Incorporation,              (F)            3.1
             dated October 7, 1999.

3.1.8        Certificate of Correction to Certificate of Amendment to          (O)           3.1.8
             Articles of Incorporation of Vitrix, Inc., dated June
             16, 2005

3.1.9        Registrant's Amendment to Articles of Incorporation,              (S)            3.1
             dated April 20, 2007

3.1.10       Registrant's Amendment to Articles of Incorporation,              (U)            99.1
             dated February 4, 2008

3.2          Amended Bylaws of the Registrant                                  (C)            3.2

4.1          Registrant's Form of Common Stock Certificate                     (A)            4.1

10.6         1999 Equity Compensation Plan                                     (E)            10.7

10.7.1       Lease Agreement, dated September 3, 1999, between LAFP            (F)            10.1
             Phoenix, Inc., as lessor, and the Registrant, as lessee.

10.7.2       First Amendment to Office Lease Agreement, dated March            (G)            10.1
             28, 2000, between LAFP Phoenix, Inc., as lessor and the
             Registrant, as lessee.

10.8         Securities Purchase Agreement, dated September 21, 1999,          (F)            10.2
             between Circle F Ventures, LLC and the Registrant.

10.10        Merger Agreement, dated March 28, 2001 by and among               (H)            2.1
             Vitrix, Inc., Vitrix Incorporated, and Time America, Inc.

                                                  3

EXHIBIT                                                                   BY REFERENCE       NO. IN
NUMBER                              DESCRIPTION                           FROM DOCUMENT     DOCUMENT
-------                             -----------                           -------------     --------
10.12        Letter from BDO Seidman, LLP, dated June 4, 2001,                 (I)             16
             regarding its concurrence or disagreement with the
             statements made by the registrant in the current report
             concerning the resignation or dismissal as the
             registrants' principal accountant.

10.13        Promissory Note Agreement, dated September 4, 2001                (J)           10.13
             between Vitrix, Inc. and Frances L. Simek

10.14        Security Agreement dated September 4, 2001 between                (J)           10.14
             Vitrix, Inc. and Frances L. Simek

10.15        Warrant to purchase common stock agreement dated                  (J)           10.15
             September 4, 2001 between Vitrix, Inc. and Frances L.
             Simek

10.16        Promissory Note Agreement, dated March 31, 2001 between           (K)           10.16
             Time America, Inc and Joseph L. Simek

10.17        Revolving Credit Agreement, dated November 2, 2001                (K)           10.17
             between Vitrix, Inc and Joseph L. Simek

10.18        Securities Purchase Agreement, dated March 22, 2004,              (L)            10.1
             among Time America, Inc. and Laurus Master Fund, Ltd.

10.19        Secured Convertible Term Note, dated March 22, 2004,              (L)            10.2
             among Time America, Inc. and Laurus Master Fund, Ltd.

10.20        Common Stock Purchase Warrant, dated March 22, 2004,              (L)            10.3
             issued to Laurus Master Fund, Ltd.

10.21        Security Agreement, dated March 22, 2004, among Time              (L)            10.4
             America, Inc. and Laurus Master Fund, Ltd.

10.22        Subordination Agreement, dated March 22, 2004, among              (L)            10.5
             Time America, Inc., Laurus Master Fund, Ltd and Joseph
             and Frances Simek

10.23        Registration Rights Agreement, dated March 22, 2004,              (L)            10.6
             among Time America, Inc. and Laurus Master Fund, Ltd.

10.24        Guarantee, dated March 22, 2004, issued by Time America,          (L)            10.7
             Inc. in favor of Laurus Master Fund, Ltd.

10.25        Stock Pledge Agreement, dated March 22, 2004, among Time          (L)            10.8
             America, Inc. and Laurus Master Fund, Ltd.

10.26        Note Purchase Agreement, dated April 16, 2004 between             (M)           10.26
             Time America, Inc. and Frances L. Simek

10.27        Promissory Note Agreement, dated April 16, 2004 between           (M)           10.27
             Time America, Inc. and Frances L. Simek

                                                  4

EXHIBIT                                                                   BY REFERENCE       NO. IN
NUMBER                              DESCRIPTION                           FROM DOCUMENT     DOCUMENT
-------                             -----------                           -------------     --------
10.28        Security Agreement, dated April 16, 2004 between Time             (M)           10.28
             America, Inc. and Frances L. Simek

10.29        Consulting Services Agreement, dated October 15, 2003,            (O)           10.29
             between Vitrix, Inc. and Todd P. Belfer

10.30        Bonus Plan Document with Tom Bednarik, effective as of            (O)           10.30
             January 1, 2005

10.31        Equipment Purchase, License and Services Agreement,             (O)-(N)         10.31
             dated as of August 29, 2005, between FedEx Corporate
             Services, Inc. and Time America, Inc. (certain portions
             deleted pursuant to confidential treatment)

10.32        Amendment, dated as of August 29, 2005, between Federal         (O)-(N)         10.32
             Express Corporation and Time America, Inc. (certain
             portions deleted pursuant to confidential treatment)

10.33        Professional Services Agreement, dated as of August 29,         (O)-(N)         10.33
             2005, between FedEx Corporate Services, Inc. and Time
             America, Inc. (certain portions deleted pursuant to
             confidential treatment)

10.34        Amendment, dated as of August 29, 2005, between Federal         (O)-(N)         10.34
             Express Corporation and Time America, Inc. (certain
             portions deleted pursuant to confidential treatment)

10.35        Letter Agreement, dated February 17, 2000, between                (O)           10.35
             Vitrix Incorporated and Thomas S. Bednarik

10.36        Security and Purchase Agreement, dated January 3, 2006,           (P)            10.1
             by and among Laurus Master Fund, Ltd., Time America,
             Inc., a Nevada corporation, Time America, Inc, an
             Arizona corporation, and NetEdge Devices, LLC, an
             Arizona limited liability company.

10.37        Secured Convertible Term Note, dated January 3, 2006,             (P)            10.2
             made by Time America, Inc., a Nevada corporation, Time
             America, Inc., an Arizona corporation and NetEdge
             Devices, LLC, an Arizona limited liability company, in
             favor of Laurus Master Fund, Ltd.

10.38        Secured Non-Convertible Revolving Note, dated January 3,          (P)            10.3
             2006, made by Time America, Inc., a Nevada corporation,
             Time America, Inc., an Arizona corporation, and NetEdge
             Devices, LLC, an Arizona limited liability company, in
             favor of Laurus Master Fund, Ltd.

10.39        Common Stock Purchase Warrant, dated January 3, 2006,             (P)            10.4
             issued to Laurus Master Fund, Ltd.

                                                  5

EXHIBIT                                                                   BY REFERENCE       NO. IN
NUMBER                              DESCRIPTION                           FROM DOCUMENT     DOCUMENT
-------                             -----------                           -------------     --------
10.40        Registration Rights Agreement, dated January 3, 2006,             (P)            10.5
             between Time America, Inc., a Nevada corporation, and
             Laurus Master Fund, Ltd.

10.41        Amended and Restated Subordination Agreement, dated               (P)            10.6
             January 3, 2006, among Time America, Inc., a Nevada
             corporation, Time America, Inc., an Arizona corporation,
             and NetEdge Devices, LLC, an Arizona limited liability
             company, Laurus Master Fund, Ltd. and Joseph and Frances
             Simek.

10.42        Reaffirmation and Ratification Agreement, dated January           (P)            10.7
             3, 2006, among Laurus Master Fund, Ltd., Time America,
             Inc., a Nevada corporation, Time America, Inc., an
             Arizona corporation, and NetEdge Devices, LLC, an
             Arizona limited liability company.

10.43        Letter Agreement with Oberon Securities, LLC, dated               (P)            10.8
             January 13, 2006.

10.44        Asset Purchase Agreement, dated April 12, 2006 between            (Q)            10.1
             Time America, Inc. and Unitime Systems, Inc.

10.45        Asset Purchase Agreement, dated January 16, 2007, among           (R)            10.1
             Time America, Inc. (Nevada), Time America, Inc.
             (Arizona), NetEdge Devices, LLC, and Synel Industries,
             Inc.

10.46        Master Agreement, dated June 19, 2007, between NETtime            (V)           10.46
             Solutions, Inc. and Synel Industries, Inc.

10.47        Asset Purchase Agreement, dated February 4, 2008,                 (T)             99
             between NETtime Solutions, Inc. (Nevada) and NETtime
             Solutions, LLC(Arizona)

31           Certification pursuant to Rules 13a-14(a) and                      *              --
             15d-14(a)(5) of the Securities Exchange Act of 1934

32           Certification pursuant to 18 U.S.C. Section 1350, as              (W)             --
             adopted pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002

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

(W) Form 10KSB Annual Report for the Registrant for the fiscal year ended June 30, 2008.