Form 10-Q/A
period 2008-12-31
Tempco, Inc.
filed 2009-03-20
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A Amendment No. 1 for the period ended December 31, 2008 is being filed solely for the purpose of refiling the revised certifications Exhibit 31. The revised certifications include the language in paragraph 4(b)of Item 601(b)(31) of Regulation S-K and otherwise comply with
Item 601(b)(31) of Regulation S-K. Other than this revised certifications
Exhibit 31, there are no other changes in our Quarterly Report on Form 10-Q for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on January 27, 2009.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

        (a) The following exhibits are filed herewith pursuant to Item 601 of Regulation S-K.

        31    Section 302 Certification of Chief Executive and Financial Officer

        32    Section 906 Certification *

        99.1 Agreement of Accord and Satisfaction of a Liquidated and Undisputed Debt *

        99.2  Modification Agreement *

* previously filed


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TEMPCO, INC.

Dated:  March 20, 2009
                                        By  /s/ Stanley L. Schloz
                                            ---------------------
                                        Stanley L. Schloz
                                        President and Chief Executive and
                                        Financial Officer