Form 10-Q
period 2009-03-31
Tempco, Inc.
filed 2009-05-13
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes _X_   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At April 22, 2009 the issuer had outstanding 17,882,404 shares of Common Stock, par value $.005 per share.

                                TABLE OF CONTENTS                           PAGE
________________________________________________________________________________

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets as of March 31, 2009
         (unaudited) and June 30, 2008 .....................................   2

         Unaudited Condensed Consolidated Statements of Operations for the
         Three and Nine Months Ended March 31, 2009 and 2008 ...............   3

         Condensed Consolidated Statement of Shareholders' Equity for the
         Year Ended June 30, 2008 and the Nine Months Ended March 31, 2009
         (unaudited) .......................................................   4

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended March 31, 2009 and 2008 .........................   5

         Notes to Unaudited Condensed Consolidated Financial Statements ....   6

Item 2.  Management's Discussion and Analysis or Plan of Operation..........   8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........  10

Item 4.  Controls and Procedures. ..........................................  10

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  12

Item 1A. Risk Factors ......................................................  12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  12

Item 3.  Defaults Upon Senior Securities ...................................  12

Item 4.  Submission of Matters to a Vote of Security Holders ...............  12

Item 5.  Other information .................................................  12

Item 6.  Exhibits...........................................................  12

Signatures..................................................................  13

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  TEMPCO, INC. AND SUBSIDIARIES
                                  (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                     MARCH 31,       JUNE 30,
                                                                       2009            2008
                                                                   ------------    ------------
                                                                   (UNAUDITED)
                                             ASSETS
Current assets:
   Cash and cash equivalents ...................................   $    251,766    $    212,278
   Prepaid expenses ............................................            942           9,559
                                                                   ------------    ------------

      Total current assets .....................................        252,708         221,837

Note receivable ................................................              -         200,000
Accrued interest receivable ....................................              -           7,250
                                                                   ------------    ------------

      Total assets .............................................   $    252,708    $    429,087
                                                                   ============    ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ............................................   $      3,140    $      9,224
   Note payable ................................................              -           5,435
                                                                   ------------    ------------

      Total current liabilities ................................          3,140          14,659

Commitments: ...................................................              -               -

Stockholders' equity:
   Common stock, $.005 par value 50,000,000 authorized;
      17,882,404 issued and 11,403,711 outstanding .............         89,413          89,413
   Additional paid in capital ..................................     12,453,668      12,392,814
   Accumulated deficit prior to reentering the development stage    (11,160,829)    (11,160,829)
   Deficit accumulated in the development stage ................       (290,333)        (64,619)
   Treasury stock, at cost (6,478,693 shares) ..................       (842,351)       (842,351)
                                                                   ------------    ------------

      Total stockholders' equity ...............................        249,568         414,428
                                                                   ------------    ------------

      Total liabilities and stockholders' equity ...............   $    252,708    $    429,087
                                                                   ============    ============

             The Accompanying Notes are an Integral Part of the Financial Statements

                                                2

                                             TEMPCO, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)
                                                                                                           FROM THE
                                                                                                           DATE OF
                                                                                                        REENTERING THE
                                              THREE MONTHS ENDED              NINE MONTHS ENDED          DEVELOPMENT
                                                   MARCH 31,                       MARCH 31,               STAGE TO
                                         ----------------------------    ----------------------------      MARCH 31,
                                             2009            2008            2009            2008            2009
                                         ------------    ------------    ------------    ------------   --------------
Costs and Expenses
   General and administrative ........   $     50,236    $     21,581    $    234,818    $     21,581    $    312,436
                                         ------------    ------------    ------------    ------------    ------------

Operating loss .......................        (50,236)        (21,581)       (234,818)        (21,581)       (312,436)

Net loss from continuing operations ..        (50,236)        (21,581)       (234,818)        (21,581)       (312,436)
                                         ------------    ------------    ------------    ------------    ------------

Other Income (Expense)
   Interest expense ..................              -               -            (219)              -            (423)
   Interest income ...................            604           4,850           9,323           8,196          22,526
                                         ------------    ------------    ------------    ------------    ------------
                                                  604           4,850           9,104           8,196          22,103

Discontinued operations:
   Income from discontinued operations              -         (35,889)              -         639,542               -
                                         ------------    ------------    ------------    ------------    ------------


Net Loss .............................   $    (49,632)   $    (52,620)   $   (225,714)   $    626,157    $   (290,333)
                                         ============    ============    ============    ============    ============

Basic and diluted income (loss) per
 common share:
   Loss from continuing operations ...   $          -    $          -    $      (0.02)   $          -    $      (0.03)
   Income from discontinued operations              -               -               -            0.04               -
                                         ------------    ------------    ------------    ------------    ------------

Basic and diluted income (loss) per
 share ...............................   $          -    $          -    $          -    $       0.04    $      (0.03)
                                         ============    ============    ============    ============    ============

Basic and diluted weighted average
   common shares outstanding .........     11,403,711      11,395,316      14,254,393      14,063,107      11,403,711
                                         ============    ============    ============    ============    ============

                        The Accompanying Notes are an Integral Part of the Financial Statements

                                                           3

                                                 TEMPCO, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        FOR THE YEAR ENDED JUNE 30, 2008 AND THE NINE MONTH PERIOD ENDED MARCH 31, 2009
                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                                                                                                        SINCE
                                                                                      ACCUMULATED    REENTERING
                                                                                        DEFICIT          THE
                                                                                        PRIOR TO     DEVELOPMENT
                               COMMON STOCK         TREASURY STOCK        ADDITIONAL   RENTERING      STAGE ON
                           -------------------  ----------------------     PAID IN    DEVELOPMENT     FEBRUARY
                             SHARES     AMOUNT    SHARES       AMOUNT      CAPITAL       STAGE        5, 2008        TOTAL
                           ----------  -------  ----------   ---------   -----------  ------------   -----------  -----------
Balance at June 30, 2007   15,030,481   75,153           -           -     9,889,188   (11,799,579)           -    (1,835,238)

Stock based compensation            -        -           -           -        62,347             -            -        62,347
Reclassification of
 restricted shares to
 equity .................     351,923    1,760           -           -       205,875             -            -       207,635

Shares surrendered in
 relation to Asset Sale .           -        -  (6,478,693)   (842,351)            -             -            -      (842,351)

Contributed capital
 adjustment related to
 Asset Sale .............           -        -           -           -     2,022,904             -            -     2,022,904

Sale of common stock in
 April 2008 Private
 Placement at $.10 per
 share, net of fees .....   2,500,000   12,500           -           -       212,500             -            -       225,000

Net income (loss) .......           -        -           -           -             -       638,750      (64,619)      574,131
                           ----------  -------  ----------   ---------   -----------  ------------   ----------   -----------

Balance at June 30, 2008   17,882,404   89,413  (6,478,693)   (842,351)   12,392,814   (11,160,829)     (64,619)      414,428

Stock based compensation            -        -           -           -        60,854             -            -        60,854

Net loss ................           -        -           -           -             -             -     (225,714)     (225,714)

                           ----------  -------  ----------   ---------   -----------  ------------   ----------   -----------
Balance at March 31, 2009
 (unaudited) ............  17,882,404  $89,413  (6,478,693)  $(842,351)  $12,453,668  $(11,160,829)  $ (290,333)  $   249,568
                           ==========  =======  ==========   =========   ===========  ============   ==========   ===========

                            The Accompanying Notes are an Integral Part of the Financial Statements

                                                               4

                                          TEMPCO, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                                                                               Cumulative Since
                                                                                                Reentering the
                                                                                               Development Stage
                                                                      Nine Months Ended        February 5, 2008
                                                                          March 31,                   to
                                                                     2009           2008        March 31, 2009
                                                                 -----------    -----------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ............................................   $  (225,714)   $   626,157       $  (290,333)
Adjustments to reconcile net income to net cash
  Provided (used) by operating activities:
    Gain on sale of intangible assets ........................             -     (1,200,000)                -
    Depreciation .............................................             -         75,916                 -
    Amortization of discounts and deferred financing costs ...             -        197,246                 -
    Stock based compensation .................................        60,854         42,062            87,900
    Loss on disposal of fixed assets .........................             -         45,609                 -
    Loss on settlement of note receivable and accrued interest        69,750              -            69,750
    Accrued interest receivable ..............................        (7,500)        (2,750)          (14,750)
Changes in Assets and Liabilities:
    Accounts receivable ......................................             -        (35,517)                -
    Prepaid expenses .........................................         8,617              -            (4,717)
    Inventory ................................................             -         (3,613)                -
    Deferred loan costs and other current assets .............             -        217,056                 -
    Other assets .............................................             -        (14,236)                -
    Accounts payable .........................................        (6,084)      (249,710)           (6,084)
    Accrued liabilities ......................................             -       (268,083)                -
    Deferred revenue .........................................             -       (257,121)                -
                                                                 -----------    -----------       -----------
       Net Cash Used by Operating Activities .................      (100,077)      (826,984)         (158,234)
                                                                 -----------    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment .......................             -         (3,472)                -
    Proceeds from collection of note receivable ..............       145,000              -           145,000
    Proceeds from sale of assets .............................             -      1,000,000                 -
    Cash relinquished in asset sale ..........................             -       (397,472)                -
                                                                 -----------    -----------       -----------
       Net cash provided by investing activities .............       145,000        599,056           145,000
                                                                 -----------    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt ........................................        (5,435)       (26,108)                -
    Proceeds from sale of common stock .......................             -              -           225,000
                                                                 -----------    -----------       -----------
       Net Cash Provided (Used) by Financing Activities ......        (5,435)       (26,108)          225,000
                                                                 -----------    -----------       -----------

Net change in cash and cash equivalents ......................        39,488       (254,036)          211,766

Cash and cash equivalents at beginning of year ...............       212,278        278,701            40,000
                                                                 -----------    -----------       -----------
Cash and cash equivalents at end of period ...................   $   251,766    $    24,665       $   251,766
                                                                 ===========    ===========       ===========

Supplemental Disclosures:
Cash paid for income taxes ...................................   $         -    $         -       $         -
                                                                 ===========    ===========       ===========
Cash paid for interest .......................................   $       269    $   101,117       $       474
                                                                 ===========    ===========       ===========

Non Cash Transactions:
    Note receivable...........................................   $         -    $         -       $   200,000
                                                                 ===========    ===========       ===========
    Reclass restricted shares from temporary equity to equity    $         -    $   207,635       $         -
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

The accompanying unaudited condensed consolidated financial statements of Tempco, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three and nine month periods ended March 31, 2009, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008.

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

Note B - Asset Sale:

During the year ended June 30, 2008, the Company's Board of Directors and management determined that the sale of substantially all of our operating assets and liabilities (the "Asset Sale") would be in the best interest of the Company's stockholders. Accordingly, on February 4, 2008, we completed the sale of substantially all of our net assets and the net assets of our two operating subsidiaries, NETtime Solutions, Inc., an Arizona corporation and NetEdge Devices, LLC, an Arizona limited liability company, to the Buyer for consideration valued at approximately $1,042,000.

Note C - Discontinued Operations

As a result of the aforementioned asset sale, included in Discontinued Operations for the three and nine months ended March 31, 2008 are revenues of $239,109 and $1,526,220, respectively. Net income (loss) reflected in discontinued operations for the three and nine months ended March 31, 2008 is $(35,889) and $1,011,050, respectively.

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

                          TEMPCO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINACIAL STATEMENTS

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the three and nine months ended March 31, 2009 and 2008, no securities were included in weighted average shares outstanding as the effect would be anti-dilutive.

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

In relation to the aforementioned options, for the three and nine months ended March 31, 2009, there was compensation expense reflected in the amount of $20,285 and $60,854, respectively. Included in discontinued operations for the nine months ended March 31, 2008 was compensation expense in the amount of $42,062, net of the reversal of $28,113 of compensation expense previously reflected which was reversed as the options were forfeited as a result of the asset sale.

Note F - Note Receivable

As part of the consideration for the February 2008 Asset sale, we received a promissory note in the principal amount of $200,000, payable on February 4, 2011 with interest, payable on the due date, of 9% per annum . On January 7, 2009, the Board of Directors determined that it would be in the best interest of the Company to accept an offer by NETtime Solutions, LLC, to discount the note and to accept $145,000 in full satisfaction of all principal and interest due. The $145,000 was paid to the Company on January 9, 2009. A loss of $69,750 on the extinguishment of the note receivable and accrued interest receivable is included in the net loss at March 31, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

OVERVIEW

This quarterly report on Form 10-Q covers the quarterly period ended March 31, 2009. On February 4, 2008, our shareholders approved the proposed sale of substantially all of our net assets, and the net assets of our two operating subsidiaries, to a newly formed private company called NETtime Solutions, LLC (the "Buyer") for consideration valued at $1,042,351. As a result of the sale, the Company has no operating business and is, in effect, a "shell" company with no significant liabilities and minimal cash. Our management team and board of directors currently is looking for a private company that it can merge with or acquire and that has an operating business that will help increase shareholder value. No such company has yet been identified and there is no assurance of any success in this regard. Your review of this quarterly report should be read with the above facts in mind.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2008. We believe our most critical accounting policies is the valuation of stock-based compensation.

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

PLAN OF OPERATION

The Company's current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of March 31, 2009, we have approximately $252,000 in cash and cash equivalents. We believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. If our efforts are unsuccessful within that period, we will have to seek additional funds.

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

REVENUE

Due to the asset sale in February 2008, as of March 31, 2008 we had classified all of our operations as discontinued operations, and accordingly, there are no revenues reflected in our financial statements for the three or nine months ended March 31, 2009 or 2008.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three and nine months ended March 31, 2009 we have recorded general and administrative expenses of $50,236 and $234,818. For the three and nine months ended March 31, 2008, we have recorded general and administrative expenses of $21,581. The current year increase is primarily due to the inclusion of nine full months of operating expenses, while the prior year only included the period from the date of the asset sale, February 4, 2008 to March 31, 2008. Additionally, included in general and administrative expenses for the nine months ended March 31, 2009 is a loss on the extinguishment of the note receivable and accrued interest receivable of $69,750 related to the settlement of the note and interest receivable for $145,000.

NET INCOME (LOSS)

For the three months ended March 31, 2009 and 2008, we have reflected net (loss) of $(49,632) and $(52,620). For the nine months ended March 31, 2009 and 2008, we have reflected net income (loss) of $(225,714) and $626,157. The increase in the net loss for the period ended March 31, 2009 is due the lack of any operating activities due to the sale of all the operating assets in February 2008 and expense in the amount of $69,750, related to the settlement of the note receivable.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

Management's Report on Internal Control over Financial Reporting

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation of these disclosure controls and procedures, the Company's chairman of the board, chief executive and financial officer has concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

None.

ITEM 5. OTHER INFORMATION

None

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

                                        TEMPCO, INC.

Dated: May 12, 2009
                                        By /s/ Stanley L. Schloz
                                           ---------------------
                                        Stanley L. Schloz
                                        President and Chief Executive and
                                        Financial Officer