Form 10-K
period 2009-06-30
Tempco, Inc.
filed 2009-10-13
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

_X_   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

      FOR THE FISCAL YEAR ENDED JUNE 30, 2009

___ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

      Commission File Number 001-10320

                                  TEMPCO, INC.
                                  ------------
                 (Name of small business issuer in its charter)

                   Nevada                                   13-3465289
                   ------                                   ----------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation of organization)                  Identification No.)

      7625 East Via Del Reposa Scottsdale, AZ                 85258
      ---------------------------------------                 -----
      (Address of principal executive offices)               Zip Code

                                 (480) 272-8745
                                 --------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.005 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. ___ Yes   _X_ No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. ___ Yes   _X_ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. _X_ Yes   ___ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files). ___ Yes   ___ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer |_|                  Accelerated filer         |_|
   Non-accelerated filer   |_|                  Smaller reporting company |X|
   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). _X_ Yes   ___ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $1,254,408

At September 24, 2009, the issuer had outstanding 11,403,711 shares of Common Stock, par value $.005 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

FORWARD-LOOKING INFORMATION

The statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that its forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized. The Company's actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Tempco, Inc. is a Nevada corporation. We were originally incorporated in 1988 as Richard Barrie Fragrances, Inc., a Nevada Corporation. From March 1996 through February 2000, we operated under the name FBR Capital Corp. In February 2000 we changed our name to Vitrix, Inc. which we operated as until November, 2003, when we changed our name to Time America, Inc. In May 2007, we changed our name to NETtime Solutions, Inc. In February, 2008, in connection with the sale of substantially all of our operating assets, we changed the name of the Company from NetTime Solutions, Inc. to Tempco, Inc. and became a shell company. We have no business plan except to seek to acquire or merge with an operating company. Our sole assets are $213,943 in cash and prepaid expenses of $10,355.

CURRENT BUSINESS STRATEGY

In February 2008 we sold all of our operating assets, and since that time the Company has had no ongoing operations. The Board has determined to maintain the Company as a public "shell" corporation, which will seek suitable business combination opportunities. The Board believes that a business combination with an operating company has the potential to create greater value for the Company's stockholders than a liquidation or similar distribution.

RESEARCH AND DEVELOPMENT

We have not engaged in any material product research and development, nor do we anticipate having any in the next fiscal year.

ACQUISITIONS OF PLANT AND EQUIPMENT

We do not anticipate any material acquisitions of plant and equipment in the next fiscal year.

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

ITEM 1A. RISK FACTORS

We are a "smaller reporting company" as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM IB. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. The Company's corporate headquarters are located in the offices of a shareholder, located in Scottsdale, Arizona. The Company is not obligated under the terms of that lease, which has monthly rental payments of $1,000, on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS.

We are from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, we were not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

On February 20, 2009, the holders of 51.5% of our outstanding common stock by written consent and without a meeting of the shareholders, approved the following amendment to our Articles of Incorporation delegating to our Board of Directors the power to effect a forward or "reverse" split of our outstanding capital stock without first obtaining shareholder approval for such action. That amendment was duly filed with the Secretary of State of Nevada, and will become effective, on September 30, 2009.

On September 9, 2009, an Information Statement was mailed to all of our shareholders in compliance with Section 14(c) of the Securities Exchange Act of 1934, as amended. A copy of the amendment is filed with this Report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

Our common stock is quoted on the Over-The-Counter Bulletin Board maintained by the NASD under the symbol "TEMO.OB." The high and low bid prices of our common stock as reported for the periods presented, by fiscal quarter (i.e. 1st Quarter = July 1 through September 30), were as follows. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

                                            HIGH          LOW
                                            ----          ---
Fiscal Year Ended:  June 30, 2008
First Quarter ......................        $0.22        $0.12
Second Quarter .....................         0.18         0.09
Third Quarter ......................         0.40         0.09
Fourth Quarter .....................         0.20         0.08

Fiscal Year Ended:  June 30, 2009
First Quarter ......................        $0.15        $0.07
Second Quarter .....................         0.25         0.09
Third Quarter ......................         0.30         0.09
Fourth Quarter .....................         0.30          0.1

HOLDERS

As of September 24, 2009, there were approximately 129 holders of record of our common stock. This does not include beneficial owners holding stock in street name.

DIVIDEND POLICY

To date, we have not paid any cash dividends and our present policy is to retain earnings, if any for use in our business.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2009.

                                                                                NUMBER OF SECURITIES
                                                                              REMAINING AVAILABLE FOR
                             NUMBER OF SECURITIES                              FUTURE ISSUANCE UNDER
                               TO BE ISSUED UPON        WEIGHTED-AVERAGE     EQUITY COMPENSATION PLANS
                            EXERCISE OF OUTSTANDING     EXERCISE PRICE OF      (EXCLUDING SECURITIES
                               OPTIONS, WARRANTS      OUTSTANDING OPTIONS,           REFLECTED
      PLAN CATEGORY               AND RIGHTS          WARRANTS AND RIGHTS         IN FIRST COLUMN)
-------------------------   -----------------------   --------------------   -------------------------
Equity compensation
   plans approved by
   security holders .....               None (1)             $    -                  3,000,000 (2)

Equity compensation
   plans not approved
   by security holders ..          3,572,287 (3)             $ 0.39                          -

TOTAL ...................          3,572,287                 $ 0.39                  3,000,000

___________________
(1) Represents shares of common stock that may be issued pursuant to outstanding options granted under our 1999 Equity Compensation Plan.

(2) Represents shares of common stock that may be issued pursuant to options available for future grant under our 1999 Equity Compensation Plan.

(3) Represents (a) an aggregate of 2,692,287 shares of common stock underlying non-statutory stock options approved by the Company's board of directors and granted to directors and employees of the Company (the "Options"). The options have vesting schedules ranging from immediate vesting to four year vesting and have an exercise price equal to the closing bid price of the common stock on the date of grant and a term of eight to ten years; and (b) an aggregate of 880,000 shares of common stock purchasable upon exercise of warrants issued to various parties in connection with debt and equity offerings and for services rendered by contractors. See Note 5 to our Consolidated Financial Statements for a detailed description of the terms of these warrants.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding securities sold by us within the past three fiscal years which were not registered under the Securities Act.

In January 2006, we entered into a security and purchase agreement with Laurus Master Fund, Ltd. to refinance our obligations to Laurus under our prior arrangements with Laurus, and to obtain an additional $1 million in new financing. Under the terms of the agreement, we issued a $2 million convertible term note and a $1.5 million non-convertible revolving note. The term note was fully drawn, with $1,058,310 of the proceeds of the term note used to repay in full the March 22, 2004 Laurus note. Under the revolving facility, we were permitted to borrow from time to time revolving loans up to $1,500,000 subject to a borrowing base calculation based on our eligible accounts receivable and eligible inventory. Borrowings under the notes accrued interest at the prime rate plus 2%, with a 7.25% minimum interest rate, payable monthly. Pursuant to the terms of the agreement, Laurus had the right to convert all or any portion of the outstanding term note into fully paid restricted shares of the Company's common stock at a fixed conversion price of $0.65 if the average market price of such stock for the five (5) days preceding the payment is 10% above the initial fixed conversion price of $0.65 per share. The revolving note matured on January 3, 2008 and the term note would have matured on January 3, 2009. As a result of the asset sale in 2008, the obligations to Laurus were assumed by the buyers. We also issued to Laurus a common stock purchase warrant entitling the holder to purchase 140,000 shares of common stock, at any time through January 3, 2013, at a price of $0.65 per share. We issued the notes and the warrant in a transaction exempt from registration under Section 4(2) of the Securities Act.

In December 2006, the Company entered into a subordinated note agreement with a related party. The note was a 90-day note with the principal and interest due in 90 days and monthly interest payments at an annual percentage rate of 10%. In consideration for agreeing to subordinate repayment of the note, the Company issued 30,000 shares of restricted common stock to the holder of the subordinated note.

In January 2007, the Company issued 100,000 shares of restricted common stock to Laurus in consideration for Laurus's consent to extending the maturity date of the Company's existing revolving note with Laurus, the asset sale to Synel, and the corporate name change.

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

In March 2008, we commenced a private placement which closed in April, 2008 pursuant to which we received net proceeds of $225,000 upon issuance of 2,500,000 shares of our common stock. The shares were sold to "accredited investors", as such term is defined in the rules promulgated under the Securities Act, for a purchase price of $.10 per share, with a minimum purchase of 50,000 shares. In relation to the private placement, we paid Source Capital $25,000, and issued a warrant entitling the holder to purchase 250,000 shares of common stock, at any time through April 14, 2013, at a price of $0.12 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

We are a "smaller reporting company" as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for the periods presented. The following selected financial information is derived from our historical consolidated financial statements and should be read in conjunction with such consolidated financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein.

PLAN OF OPERATION

The Company's current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of June 30, 2009, we have approximately $214,000 in cash and cash equivalents. We believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. If our efforts are unsuccessful within that period, we will have to seek additional funds.

During the next 12 months we anticipate incurring costs related to:

      (i)   Filing of Exchange Act reports;

      (ii)  Officer and director's salaries and rent; and

      (iii) Consummating an acquisition.

We believe we will be able to meet these costs through use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations. Accordingly, the Company's financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company's operations. As a result, the Company's independent registered public accounting firm has issued going concern opinions on the consolidated financial statements of the Company for the fiscal years ended June 30, 2009 and 2008.

Prior to consummating a business combination transaction, we do not anticipate:

      (i)   Any expenditures for research and development;

      (ii) Any expenditures or cash receipts for the purchase or sale of any property plant or equipment; or

      (iii) Any significant change in the number of employees.

REVENUE

Due to the asset sale in February 2008, we have classified all of our operations as discontinued operations, and accordingly, there are no revenues reflected in our financial statements for the years ended June 30, 2009 or 2008.

GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended June 30, 2009 and 2008 we have recorded general and administrative expenses of $260,352 and $77,618, respectively. Our general and administrative expenses in the current year consist primarily of officer's salaries, legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity. The increase in the current year is due to the general and administrative expenses for the year ended June 30, 2008 including only those general and administrative expenses incurred from the date of the asset sale, February 5, 2008, through June 30, 2008.

NET INCOME

For the years ended June 30, 2009 and 2008, we have reflected net income (loss) of $(250,984) and $574,131, respectively. For the year ended June 30, 2008 we had reflected income from discontinued operations in the amount of $638,750, which included a gain from the sale of assets. We do not anticipate similar gains or revenue or expenses from these discontinued operations in future periods and anticipate continued losses.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and schedules are included herewith commencing on page F-1.

  Reports of Independent Registered Public Accounting Firms ............  F-1

  Consolidated Balance Sheet ...........................................  F-3

  Consolidated Statements of Operations ................................  F-4

  Consolidated Statements of Changes in Stockholders' Equity (Deficit) .  F-5

  Consolidated Statements of Cash Flows ................................  F-6

  Notes to Consolidated Financial Statements ...........................  F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 7, 2009 the Company's Board of Director's engaged Seale and Beers, CPAs, of Las Vegas, Nevada, to serve as the independent registered public accounting firm for the Company's fiscal years ending June 30, 2009 and 2008.

The Company did not consult Seale & Beers regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company's management evaluated, with the participation of the Company's principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, the Company's chairman of the board and chief executive and financial officer has concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

ITEM 9A(T) CONTROLS AND PROCEDURES

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2009, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION.

Mr. Anthony Silverman, who has been a member of our Board of Directors since February 4, 2008 has resigned effective on October 15, 2009. He has advised the Company that his resignation is for personal reasons and that there is no dispute or disagreement between him and the Company or its Board of Directors. See Item 10 below.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information regarding our directors and executive officer is provided below:

STANLEY L. SCHLOZ, age 66, has been a Director, President and Treasurer since February 4, 2008. Mr. Schloz retired from Motorola in 1998 after a 32-year career in positions advancing from engineering through senior business management. As Director, Tactical Systems Operations of the Space and Systems Technology Group he was responsible for the strategic direction and performance of the electronic fuse business with over $150,000,000 in annual sales, serving US and foreign governments, along with prime contractors. His organization consisted of over 400 program management, engineering, marketing, and manufacturing associates. Mr. Schloz has been engaged in business management consulting since July 2000. He holds the degree of Bachelor of Science in Electrical Engineering from Iowa State University and has done advanced business studies at Arizona State University.

FRED BURSTEIN, age 73, has been a Director and Vice President of the company since February 4, 2008. Since 1960, Mr. Burstein has been a lawyer practicing law in Minneapolis, Minnesota.

ANTHONY SILVERMAN, age 66, became a Director on February 4, 2008 and resigned as a member of our Board of Directors effective October 15, 2009. He continues to assist and advise us in connection with our financing efforts, is the holder, together with his affiliates, of 1,886,640 shares of our common stock. Because of these continuing relationships, it is possible that Mr. Silverman may be considered to be an "affiliate" of the Company.

Mr. Silverman manages his personal investments. He was Founder, Chairman and CEO of Paradise Valley Securities, a registered securities broker-dealer, from 1987 to 1999. For most of his 30-year career in the securities business, Mr. Silverman concentrated in transactions for the financing of micro-cap and small-cap companies. Mr. Silverman has led financings aggregating over $500 million for close to 100 companies, including diverse industries such as airlines, food products, telecommunications, retail, media and life sciences.

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

Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended June 30, 2009.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid to our Chief Executive Officer for each of the fiscal years ended June 30, 2009 and 2008. We did not have any other executive officers whose total annual salary and bonus exceeded $100,000 for the periods presented.

SUMMARY COMPENSATION TABLE
                                                                     NONEQUITY     NON-QUALIFIED
                                                                     INCENTIVE       DEFERRED
                                                STOCK     OPTION        PLAN       COMPENSATION      ALL OTHER
     NAME AND                 SALARY    BONUS   AWARDS    AWARDS    COMPENSATION     EARNINGS      COMPENSATION     TOTAL
PRINCIPAL POSITION    YEAR      ($)      ($)    ($)(1)    ($)(2)         ($)            ($)             ($)          ($)
-------------------   ----   --------   -----   ------   --------   ------------   -------------   ------------   --------
Stanley L. Schloz,    2009   $ 18,000   $   -   $    -   $ 24,342   $          -               -              -   $ 42,342
Chief Executive and
Financial Officer .   2008      7,500       -        -     10,818              -               -              -     18,318

Bahan Sadegh (3) ..   2009          -       -        -          -              -               -              -          -
Former Chief
Executive Officer .   2008    105,000       -        -          -              -               -              -    105,000

_________
(1) Reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R). Amounts are calculated using the closing stock price of each award on the date of grant.

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

(3) Mr. Sadegh was appointed to serve as the Company's President and Chief Executive Officer effective April 16, 2007. He resigned on February 8, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of August 15, 2009 concerning the beneficial ownership of shares of Common Stock of the Company by
(i) each person known by the Company to beneficially own more than 5% of the Company's Common Stock; (ii) each Director; (iii) the Company's Chief Executive Officer; and (iv) all directors and executive officers of the Company as a group. To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

                                        Shares Beneficially Owned (1)
------------------------------------    -----------------------------
Name and Address of Beneficial Owner      Number     Percent of Class
------------------------------------    ---------    ----------------

Laurus Capital Management (2)(6)          941,923           8.3%
Anthony Silverman (3)                   1,886,640          16.5%
Stanley L Schloz (7)                      698,139           6.1%
Fred Burstein (7)                         679,151           6.0%
_________

(1) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 11,403,711 shares of common stock outstanding as of August 15, 2009.

(2) The address of Laurus Capital Management, LLC is 825 Third Avenue, 14th Floor, New York, NY 10022.

(3) The address of Anthony Silverman is 7625 Via Del Reposa, Scottsdale, AZ
    85258.

(4) The address of Stanley L. Schloz is 10050 Sonoran Vista Circle, Scottsdale, Arizona 85255.

(5) The address of Fred Burstein is 510 1st Avenue N Suite 610, Minneapolis, Minnesota 55403.

(6) Includes 490,000 shares of common stock underlying warrants that were exercisable on August 15, 2009 or within 60 days thereafter.

(7) Includes 600,000 shares of common stock underlying stock options that were exercisable on August 15, 2009, or within 60 days thereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth below, the Company did not have any transactions during fiscal years 2009 and 2008 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $120,000.

On March 31, 2001, the Company borrowed $400,000 from Joseph L. Simek, a significant stockholder of the Company. The loan accrues interest at an annual rate of prime plus one percent (1%) and is secured by a subordinated lien on all of the Company's assets. Principal and interest payments of approximately $8,500 are due monthly, with the outstanding principal balance due on October 1, 2004. On November 2, 2001, Mr. Simek agreed to provide the Company with a $200,000 line of credit, which is also secured by all of the Company's assets. On September 24, 2002, Mr. Simek agreed to provide the Company with an additional $200,000 revolving line of credit, which is also secured by all of the Company's assets. Borrowings under the lines of credit accrue interest at an annual rate of 10%. In January 2004, Mr. Simek and the Company agreed to extend the maturity date of the line of credit facility to December 31, 2005. In September 2004, the Company and Mr. Simek agreed to extend the balloon payment on the promissory note from October 1, 2004 to October 1, 2005. In November 2005, the Company and Mr. Simek agreed to extend the term of its $400,000 line of credit facility to December 31, 2007. At June 30, 2007, the $400,000 loan had been paid in full and $150,000 was outstanding under the line of credit. As a result of the 2008 Asset Sale, the balance on the line of credit of $150,000 at February 4, 2008 was assumed by NETtime Solutions, LLC.

On September 4, 2001, the Company borrowed $500,000 from Francis Simek, the spouse of Mr. Simek, under a five year term note. On March 22, 2004, the Company and Mrs. Simek entered into a subordinated note agreement pursuant to which the obligations outstanding under this note were subordinated to the obligations under our credit facilities with Laurus Master Fund. Under the terms of the agreement, the existing term note was refinanced as a five year term note with monthly principal and interest payments at 15%. The Company issued 25,000 shares of restricted common stock to Mrs. Simek in consideration for her agreement to subordinate the note. In November 2004, the Company and Mrs. Simek amended the terms of the note to change the interest rate to 10%. The loan is secured by a junior lien on all of the Company's assets. Principal and interest payments of $8,918 are due and payable monthly over a 60-month period. At June 30, 2007, $249,613 was outstanding under this loan. In February 2007, the Company amended the terms of this note agreement with a related party to defer the monthly principal payments through December 2007. As a result of the 2008 Asset Sale, the balance of the loan of $242,774 was assumed by NETtime Solutions, LLC.

In October 2003, the Company entered into a four year consulting services agreement with Mr. Belfer pursuant to which Mr. Belfer agreed to introduce the Company to investment banking and investor relations firms and persons/entities interested in doing business with the Company. In exchange for Mr. Belfer's agreement to provide such consulting services, Mr. Belfer was granted a non-statutory option to purchase 200,000 shares of the Company's common stock at $0.75 per share. The options vested over four years and have a term of ten years. At June 30, 2009, the options are still outstanding.

On April 16, 2004, the Company borrowed $500,000 from Mrs. Simek. The note is a five year term note with monthly principal and interest payments at 15%. In consideration for agreeing to subordinate the note, the Company issued 25,000 shares of restricted common stock to Mrs. Simek. The loan is secured by a subordinated lien on all of the Company's assets. In November 2004, the Company paid $456,100 to retire the remaining balance on the note. The Company and Mrs. Simek then entered into a $500,000 revolving credit note agreement. Borrowings under the note accrue interest at the rate of 10% per annum with interest due monthly. Unused borrowings are subject to a 2% per annum commitment fee payable quarterly. In May 2005, the Company borrowed $500,000 under this agreement. Subsequently, the Company and Mrs. Simek amended the agreement to provide for a 60-month repayment period. Principal and interest payments of $10,562 are due and payable monthly. At June 30, 2007, $402,187 was outstanding under this loan. In February 2007, the Company amended the terms of this note agreement with a related party to defer the monthly principal payments through December 2007. As a result of the 2008 Asset Sale, the balance of the loan on February 4, 2008 of $394,976 was assumed by NETtime Solutions, LLC.

On December 8, 2005, the Company borrowed $500,000 from Francis Simek under a three year term note at an annual interest rate of 15%. The loan is secured by a subordinated lien on all of the Company's assets. Principal and interest payments of $17,288 are due and payable monthly over a 36-month period. At June 30, 2007, $418,358 was outstanding under this loan. In February 2007, the Company amended the terms of this note agreement to defer the monthly principal payments through December 2007. As a result of the 2008 Asset Sale, the balance of the loan on February 4, 2008 of $406,300 was assumed by NETtime Solutions, LLC.

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

DIRECTOR INDEPENDENCE

Our directors, during the fiscal year ended June 30, 2009 were Stanley L. Schloz, Fred Burstein, and Anthony Silverman. Mr. Silverman resigned from the Board of Directors effective October 15, 2009. Mr. Schloz is also our President and Chief Executive and Financial Officer and is therefore not considered independent. While the OTC Bulletin Board does not prescribe independence requirements for board members, the Company believes the remainder of its Board members are "independent" within the meaning of the listing standards of the NADAQ Stock Market.

"Independent director" means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons shall not be considered independent:

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

      (D) a director who is, or has a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

            (i) payments arising solely from investments in the company's securities; or

            (ii) payments under non-discretionary charitable contribution matching programs.

      (E) a director of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or

      (F) a director who is, or has a Family Member who is, a current partner of the company's outside auditor, or was a partner or employee of the company's outside auditor who worked on the company's audit at any time during any of the past three years.

      (G) in the case of an investment company, in lieu of paragraphs (A)-(F), a director who is an "interested person" of the company as defined in Section 2(a)(19) of the Investment Company Act of 1940, other than in his or her capacity as a member of the board of directors or any board committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2009 and 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. All other fees consist primarily of fees incurred to review our registration statement filings, proxy statements, and 8-K's related to the asset sales.

                                         June 30, 2009     June 30, 2008
                                         -------------     -------------
      (i)    Audit Fees ............        $15,000           $81,113
      (ii)   Audit Related Fees ....              -                 -
      (iii)  Tax Fees ..............        $ 2,500           $ 6,150
      (iv)   All Other Fees ........        $ 8,490           $17,355

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The entire board of directors acts as the Company's Audit Committee. The Audit Committee does not have a financial expert serving on its committee at this time due to the size and nature of the Company. The Company intends to seek such an expert at such time as it ceases to be a "shell."

All audit and non-audit services are pre-approved by the Audit Committee, which consists of the members of the board of directors which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm's attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures. The Audit Committee has considered the role of Seale and Beers CPAs in providing services to us for the fiscal years ended June 30, 2009 and 2008 and has concluded that such services are compatible with such firm's independence.

ITEM 15. EXHIBITS.

The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TEMPCO, INC.

                                  /s/ Stanley L. Schloz
                                  ---------------------
                                  Stanley L. Schloz, President and
                                  Chief Executive and Financial Officer
                                  (Principal Executive Officer)

Dated: October 13, 2009


         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                             Title                         Date
----------                             -----                         ----


/s/ Stanley L. Schloz          President, CEO,                October 13, 2009
---------------------          CFO and Director
Stanley L. Schloz              (Principal Executive
                               and Financial Officer)


/s/ Fred Burstein              Director                       October 13, 2009
-----------------
Fred Burstein


/s/ Anthony Silverman          Director                       October 13, 2009
---------------------
Anthony Silverman

                                         EXHIBIT INDEX
EXHIBIT                                                                BY REFERENCE    NO. IN
NUMBER                          DESCRIPTION                            FROM DOCUMENT  DOCUMENT
-------  ------------------------------------------------------------  -------------  --------
3.1      Registrant's Articles of Incorporation                              A           3.1

3.1.1    Registrant's Amendment to its Articles of Incorporation,
         dated November 7, 1988                                              A          3.1.1

3.1.2    Registrant's Amendment to its Articles of Incorporation,
         dated June 25, 1991                                                 B          3.1.2

3.1.3    Registrant's Certificate of Reverse Stock Split, dated
         February 15, 1994                                                   C          3.1.3

3.1.4    Registrant's Certificate of Designation of Series A
         Preferred Stock, dated June 27, 1996                                D          3.1.4

3.1.5    Registrant's Amendment to Articles of Incorporation, dated
         June 25, 1996                                                       D          3.1.5

3.1.6    Registrant's Certificate of Designation of Series B
         Preferred Stock, dated March 31, 1999                               E          3.1.6

3.1.7    Registrant's Amendment to Articles of Incorporation, dated
         October 7, 1999.                                                    F           3.1

3.1.8    Certificate of Correction to Certificate of Amendment to
         Articles of Incorporation of Vitrix, Inc., dated June 16,
         2005                                                                O          3.1.8

3.1.9    Registrant's Amendment to Articles of Incorporation, dated
         April 20, 2007                                                      S           3.1

3.1.10   Registrant's Amendment to Articles of Incorporation, dated
         February 4, 2008                                                    U          99.1

3.1.11   Registrant's Amendment to Articles of Incorporation, dated
         September 30, 2009                                                  *         3.1.11

3.2      Amended Bylaws of the Registrant                                    C           3.2

4.1      Registrant's Form of Common Stock Certificate                       A           4.1

10.6     1999 Equity Compensation Plan                                       E          10.7

10.7.1   Lease Agreement, dated September 3, 1999, between LAFP
         Phoenix, Inc., as lessor, and the Registrant, as lessee.            F          10.1

10.7.2   First Amendment to Office Lease Agreement, dated March 28,
         2000, between LAFP Phoenix, Inc., as lessor and the
         Registrant, as lessee.                                              G          10.1
10.8     Securities Purchase Agreement, dated September 21, 1999,
         between Circle F Ventures, LLC and the Registrant.                  F          10.2

10.10    Merger Agreement, dated March 28, 2001 by and among Vitrix,
         Inc., Vitrix Incorporated, and Time America, Inc.                   H           2.1

10.12    Letter from BDO Seidman, LLP, dated June 4, 2001, regarding its concurrence or disagreement with the statements made by the registrant in the current report concerning the
         resignation or dismissal as the registrants' principal
         accountant.                                                         I           16

10.13    Promissory Note Agreement, dated September 4, 2001 between
         Vitrix, Inc. and Frances L. Simek                                   J          10.13

                                              17

EXHIBIT                                                                BY REFERENCE    NO. IN
NUMBER                          DESCRIPTION                            FROM DOCUMENT  DOCUMENT
-------  ------------------------------------------------------------  -------------  --------
10.14    Security Agreement dated September 4, 2001 between Vitrix,
         Inc. and Frances L. Simek                                           J          10.14

10.15    Warrant to purchase common stock agreement dated September
         4, 2001 between Vitrix, Inc. and Frances L. Simek                   J          10.15

10.16    Promissory Note Agreement, dated March 31, 2001 between Time
         America, Inc and Joseph L. Simek                                    K          10.16

10.17    Revolving Credit Agreement, dated November 2, 2001 between
         Vitrix, Inc and Joseph L. Simek                                     K          10.17

10.18    Securities Purchase Agreement, dated March 22, 2004, among
         Time America, Inc. and Laurus Master Fund, Ltd.                     L          10.1

10.19    Secured Convertible Term Note, dated March 22, 2004, among
         Time America, Inc. and Laurus Master Fund, Ltd.                     L          10.2

10.20    Common Stock Purchase Warrant, dated March 22, 2004, issued
         to Laurus Master Fund, Ltd.                                         L          10.3

10.21    Security Agreement, dated March 22, 2004, among Time
         America, Inc. and Laurus Master Fund, Ltd.                          L          10.4

10.22    Subordination Agreement, dated March 22, 2004, among Time
         America, Inc., Laurus Master Fund, Ltd and Joseph and
         Frances Simek                                                       L          10.5

10.23    Registration Rights Agreement, dated March 22, 2004, among
         Time America, Inc. and Laurus Master Fund, Ltd.                     L          10.6

10.24    Guarantee, dated March 22, 2004, issued by Time America,
         Inc. in favor of Laurus Master Fund, Ltd.                           L          10.7

10.25    Stock Pledge Agreement, dated March 22, 2004, among Time
         America, Inc. and Laurus Master Fund, Ltd.                          L          10.8

10.26    Note Purchase Agreement, dated April 16, 2004 between Time
         America, Inc. and Frances L. Simek                                  M          10.26

10.27    Promissory Note Agreement, dated April 16, 2004 between Time
         America, Inc. and Frances L. Simek                                  M          10.27

10.28    Security Agreement, dated April 16, 2004 between Time
         America, Inc. and Frances L. Simek                                  M          10.28

10.29    Consulting Services Agreement, dated October 15, 2003,
         between Vitrix, Inc. and Todd P. Belfer                             O          10.29

10.30    Bonus Plan Document with Tom Bednarik, effective as of
         January 1, 2005                                                     O          10.30

10.31    Equipment Purchase, License and Services Agreement, dated as of August 29, 2005, between FedEx Corporate Services, Inc.
         and Time America, Inc. (certain portions deleted pursuant to
         confidential treatment)                                            O-N         10.31

10.32    Amendment, dated as of August 29, 2005, between Federal
         Express Corporation and Time America, Inc. (certain portions
         deleted pursuant to confidential treatment)                        O-N         10.32

10.33    Professional Services Agreement, dated as of August 29,
         2005, between FedEx Corporate Services, Inc. and Time
         America, Inc. (certain portions deleted pursuant to
         confidential treatment)                                            O-N         10.33

                                              18

EXHIBIT                                                                BY REFERENCE    NO. IN
NUMBER                          DESCRIPTION                            FROM DOCUMENT  DOCUMENT
-------  ------------------------------------------------------------  -------------  --------
10.34    Amendment, dated as of August 29, 2005, between Federal
         Express Corporation and Time America, Inc. (certain portions
         deleted pursuant to confidential treatment)                        O-N         10.34

10.35    Letter Agreement, dated February 17, 2000, between Vitrix
         Incorporated and Thomas S. Bednarik                                 O          10.35

10.36    Security and Purchase Agreement, dated January 3, 2006, by and among Laurus Master Fund, Ltd., Time America, Inc., a
         Nevada corporation, Time America, Inc, an Arizona
         corporation, and NetEdge Devices, LLC, an Arizona limited
         liability company.                                                  P          10.1

10.37    Secured Convertible Term Note, dated January 3, 2006, made by Time America, Inc., a Nevada corporation, Time America,
         Inc., an Arizona corporation and NetEdge Devices, LLC, an
         Arizona limited liability company, in favor of Laurus Master
         Fund, Ltd.                                                          P          10.2

10.38    Secured Non-Convertible Revolving Note, dated January 3,
         2006, made by Time America, Inc., a Nevada corporation, Time
         America, Inc., an Arizona corporation, and NetEdge Devices,
         LLC, an Arizona limited liability company, in favor of
         Laurus Master Fund, Ltd.                                            P          10.3

10.39    Common Stock Purchase Warrant, dated January 3, 2006, issued
         to Laurus Master Fund, Ltd.                                         P          10.4

10.40    Registration Rights Agreement, dated January 3, 2006,
         between Time America, Inc., a Nevada corporation, and Laurus
         Master Fund, Ltd.                                                   P          10.5

10.41    Amended and Restated Subordination Agreement, dated January
         3, 2006, among Time America, Inc., a Nevada corporation,
         Time America, Inc., an Arizona corporation, and NetEdge
         Devices, LLC, an Arizona limited liability company, Laurus
         Master Fund, Ltd. and Joseph and Frances Simek.                     P          10.6

10.42    Reaffirmation and Ratification Agreement, dated January 3,
         2006, among Laurus Master Fund, Ltd., Time America, Inc., a
         Nevada corporation, Time America, Inc., an Arizona
         corporation, and NetEdge Devices, LLC, an Arizona limited
         liability company.                                                  P          10.7

10.43    Letter Agreement with Oberon Securities, LLC, dated January
         13, 2006.                                                           P          10.8

10.44    Asset Purchase Agreement, dated April 12, 2006 between Time
         America, Inc. and Unitime Systems, Inc.                             Q          10.1

10.45    Asset Purchase Agreement, dated January 16, 2007, among Time
         America, Inc. (Nevada), Time America, Inc. (Arizona),
         NetEdge Devices, LLC, and Synel Industries, Inc.                    R          10.1

10.46    Master Agreement, dated June 19, 2007, between NETtime
         Solutions, Inc. and Synel Industries, Inc.                          *           --

10.47    Asset Purchase Agreement, dated February 4, 2008, between
         NETtime Solutions, Inc. (Nevada) and NETtime Solutions,
         LLC(Arizona)                                                        T           99

31       Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5)
         of the Securities Exchange Act of 1934                              *           --

32       Certification pursuant to 18 U.S.C. Section 1350, as adopted
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002           *           --

                                              19

__________________

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

P. Form 10-QSB Quarterly Report of the Registrant for the quarter ended December 31, 2005.

Q. Form 10-QSB Quarterly Report of the Registrant for the quarter ended March 31, 2006.

R. Form 10-QSB Quarterly Report of the Registrant for the quarter ended December 31, 2006.

S. Form 8-K Current Report reporting event on May 10, 2007.

T. Form 8-K Current Report reporting event on February 8, 2008

U. Form 8-K/A Current Report reporting event on February 15, 2008

V. Form 10-KSB Annual Report for the Registrant for the fiscal year ended June 30, 2007

                          TEMPCO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                          FINANCIAL STATEMENTS FOR THE
                       YEARS ENDED JUNE 30, 2009 AND 2008

SEALE AND BEERS, CPAS
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

TO THE BOARD OF DIRECTORS
TEMPCO, INC.
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying consolidated balance sheets of Tempco, Inc. (A Development Stage Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and cumulative since reentering development stage on February 5, 2008 through June 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tempco, Inc. (A Development Stage Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and cumulative since reentering development stage on February 5, 2008 through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has approximately $214,000 in cash and cash equivalents; however has an accumulated deficit of $11,160,829 prior to reentering development stage and an accumulated deficit of $315,603 in the development stage, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ SEALE AND BEERS, CPAS

Seale and Beers, CPAs
Las Vegas, Nevada
October 13, 2009

 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7492 Fax (702) 253-7501
 ------------------------------------------------------------------------------

                                 TEMPCO, INC. AND SUBSIDIARIES
                                 (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED BALANCE SHEETS
                                                                    JUNE 30,        JUNE 30,
                                                                      2009            2008
                                                                  ------------    ------------
                                             ASSETS
Current assets:
  Cash and cash equivalents ...................................   $    213,943    $    212,278
  Prepaid expenses ............................................         10,355           9,559
  Current assets of discontinued operations, net ..............              -               -
                                                                  ------------    ------------

    Total current assets ......................................        224,298         221,837
Note receivable ...............................................              -         200,000
Accrued interest receivable ...................................              -           7,250
                                                                  ------------    ------------

    Total assets ..............................................   $    224,298    $    429,087
                                                                  ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable ............................................   $          -    $      9,224
  Note payable ................................................              -           5,435
                                                                  ------------    ------------
    Total liabilities .........................................              -          14,659

Commitments and Contingencies: ................................              -               -

Stockholders' equity (deficit):
  Common stock, $.005 par value 50,000,000 authorized;
    11,390,881 and 15,030,481 shares outstanding,
    net of 6,478,693 treasury shares ..........................         89,349          89,413
  Additional paid in capital ..................................     12,453,732      12,392,814
  Accumulated deficit prior to reentering the development stage    (11,160,829)    (11,160,829)
  Deficit accumulated in the development stage ................       (315,603)        (64,619)
  Treasury stock, at cost (6,478,693 shares) ..................       (842,351)       (842,351)
                                                                  ------------    ------------

    Total stockholders' equity (deficit) ......................        224,298         414,428
                                                                  ------------    ------------

    Total liabilities and stockholders' equity (deficit) ......   $    224,298    $    429,087
                                                                  ============    ============

                          The Accompanying Notes are an Integral Part
                            of the Consolidated Financial Statements

                                              F-3

                                       TEMPCO, INC. AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 YEAR ENDED                 CUMULATIVE
                                                                  JUNE 30,               SINCE REENTERING
                                                        ----------------------------     DEVELOPMENT STAGE
                                                            2009            2008        ON FEBRUARY 5, 2008
                                                        ------------    ------------    -------------------
Costs and expenses
  General and administrative ........................   $    260,352    $     77,618       $    337,970
                                                        ------------    ------------       ------------

Operating loss ......................................       (260,352)        (77,618)          (337,970)
                                                        ------------    ------------       ------------

Other income (expense)
Interest expense ....................................           (219)           (205)              (424)
Interest income .....................................          9,637          13,204             22,841
                                                        ------------    ------------       ------------
    Total other income ..............................          9,418          12,999             22,417

Net loss from continuing operations .................       (250,934)        (64,619)          (315,553)
                                                        ------------    ------------       ------------

Discontinued operations:
  Income from discontinued operations ...............              -         638,750                  -
                                                        ------------    ------------       ------------

Provision for income taxes ..........................             50               -                 50
                                                        ------------    ------------       ------------

Net income (loss) ...................................   $   (250,984)   $    574,131       $   (315,603)
                                                        ============    ============       ============

Basic and diluted net income (loss) per common share:
Loss from continuing operations .....................   $      (0.02)   $          -       $      (0.28)
Income from discontinued operations .................              -            0.05                  -
                                                        ------------    ------------       ------------

Basic and diluted earnings per share ................   $      (0.02)   $       0.05       $          -
                                                        ============    ============       ============

Basic and diluted weighted average
  common shares outstanding .........................     11,403,654      12,515,139         11,110,685
                                                        ============    ============       ============

                                The Accompanying Notes are an Integral Part
                                  of the Consolidated Financial Statements

                                                    F-4

                                                    TEMPCO, INC. AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                        ACCUMULATED        DEFICIT
                                                                                          DEFICIT        ACCUMULATED
                                                                                         PRIOR TO     SINCE REENTERING
                              COMMON STOCK           TREASURY STOCK                      RENTERING     THE DEVELOPMENT
                          --------------------   ----------------------   CONTRIBUTED   DEVELOPMENT        STAGE ON
                            SHARES      AMOUNT     SHARES      AMOUNT       CAPITAL       STAGE       FEBRUARY 5, 2008     TOTAL
                          ----------   -------   ----------   ---------   -----------  ------------   ----------------  -----------
Balance at June 30, 2007  15,030,481   $75,153            -   $       -   $ 9,889,188  $(11,799,579)     $       -      $(1,835,238)

Stock based compensation           -         -            -           -        62,347             -              -           62,347
Reclassification of
 restricted shares to
 equity ................     351,923     1,760            -           -       205,875             -              -          207,635

Shares surrendered in
 relation to Asset Sale            -         -   (6,478,693)   (842,351)            -             -              -         (842,351)

Additional paid in
 capital adjustment
 related to Asset Sale .           -         -            -           -     2,022,904             -              -        2,022,904

Sale of common stock in
 April 2008 Private
 Placement at $.10 per
 share, net of fees ....   2,500,000    12,500            -           -       212,500             -              -          225,000

Net income (loss) ......           -         -            -           -             -       638,750        (64,619)         574,131
                          ----------   -------   ----------   ---------   -----------  ------------      ---------      -----------

Balance at June 30, 2008  17,882,404    89,413   (6,478,693)   (842,351)   12,392,814   (11,160,829)       (64,619)         414,428

Stock based compensation           -         -            -           -        60,854             -              -           60,854

Shares surrendered .....     (12,830)      (64)           -           -            64             -              -                -

Net income (loss) ......           -         -            -           -             -             -       (250,984)        (250,984)
                          ----------   -------   ----------   ---------   -----------  ------------      ---------      -----------

Balance at June 30, 2009  17,869,574   $89,349   (6,478,693)  $(842,351)  $12,453,732  $(11,160,829)     $(315,603)     $   224,298
                          ==========   =======   ==========   =========   ===========  ============      =========      ===========

                                             The Accompanying Notes are an Integral Part
                                              of the Consolidated Financial Statements

                                                                 F-5

                                       TEMPCO, INC. AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                                        CUMULATIVE SINCE
                                                                 YEAR ENDED              REENTERING THE
                                                                  JUNE 30,              DEVELOPMENT STAGE
                                                             2009          2008        ON FEBRUARY 5, 2008
                                                         -----------    -----------    -------------------
OPERATING ACTIVITIES
Net income (loss) ....................................   $  (250,984)   $   574,131       $  (315,603)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
    Gain on asset sale ...............................             -     (1,200,000)                -
    Loss on disposal of fixed assets .................             -         45,609                 -
    Loss on settlement of notes receivable ...........        69,750              -            69,750
    Accrued interest receivable ......................       (14,750)             -           (14,750)
    Depreciation .....................................             -         75,916                 -
    Amortization of deferred loan costs ..............             -        197,246                 -
    Stock based compensation .........................        60,854         62,348            87,900
Changes in Assets and Liabilities:
    Accounts receivable ..............................             -        (35,517)                -
    Prepaid expenses .................................          (796)        (9,559)          (23,354)
    Inventory ........................................             -         (3,613)                -
    Deferred loan costs and other current assets .....             -        217,056                 -
    Other assets .....................................             -        (14,236)                -
    Accrued interest receivable ......................         7,250         (7,250)                -
    Accounts payable .................................        (9,224)      (246,732)                -
    Accrued liabilities ..............................             -       (262,649)                -
    Deferred revenue .................................             -       (257,121)                -
                                                         -----------    -----------       -----------
      Net cash used by operating activities ..........      (137,900)      (864,371)         (196,057)
                                                         -----------    -----------       -----------

INVESTING ACTIVITIES
    Purchase of property and equipment ...............             -         (3,472)                -
    Collection of note receivable ....................       145,000              -           145,000
    Proceeds from sale of assets .....................             -      1,000,000                 -
    Cash relinquished in asset sale ..................             -       (397,472)                -
                                                         -----------    -----------       -----------
      Net cash provided by investing activities ......       145,000        599,056           145,000
                                                         -----------    -----------       -----------

FINANCING ACTIVITIES:
    Repayment of debt-related party ..................             -        (26,108)                -
    Repayment of debt ................................        (5,435)             -                 -
    Proceeds from sale of common stock ...............             -        225,000           225,000
    Proceeds from exercise of options and warrants ...             -              -                 -
                                                         -----------    -----------       -----------
      Net cash provided (used) by financing activities        (5,435)       198,892           225,000
                                                         -----------    -----------       -----------

Net change in cash and cash equivalents ..............         1,665        (66,423)          173,943

Cash and cash equivalents at beginning of period .....       212,278        278,701            40,000
                                                         -----------    -----------       -----------
Cash and cash equivalents at end of year .............   $   213,943    $   212,278       $   213,943
                                                         ===========    ===========       ===========

Supplemental disclosures:
    Cash paid for income taxes .......................   $        50    $         -       $        50
                                                         ===========    ===========       ===========
    Cash paid for interest ...........................   $       219    $   101,117       $       424
                                                         ===========    ===========       ===========

Non-cash investing and financing activities
  Disposal of fixed assets in asset sale .............   $         -    $   175,591       $         -
                                                         ===========    ===========       ===========
  Repayment of debt through asset sale ...............   $         -    $ 1,494,050       $         -
                                                         ===========    ===========       ===========
  Net operating liabilities assumed in asset sale ....   $         -    $    59,566       $         -
                                                         ===========    ===========       ===========
  Note receivable -asset sale ........................   $         -    $   200,000       $         -
                                                         ===========    ===========       ===========

                                The Accompanying Notes are an Integral Part
                                 of the Consolidated Financial Statements

                                                    F-6

                          TEMPCO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

As Time America, Inc. and NETtime Solutions, Inc. the Company operated as a time and attendance software company. In February, 2008 the time attendance software business was sold ("the 2008 Asset Sale") (see Note 3), and the Company is currently researching other business opportunities. These audited financial statements are presented to reflect the discontinuation of the Company's time and attendance software business, and concurrently reset the development stage inception date of the Company to February 5, 2008. Due to the 2008 Asset Sale, the Company has reentered the development stage and following this sale, the Company has limited operations and therefore, in accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," the Company is considered a development stage company. The Company intends to locate and combine with an existing company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form.

Pending negotiation and consummation of a combination the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. The Company believes that the cash on hand at June 30, 2009 is sufficient to fund its operations until the earlier of a combination or a period of one year. If necessary to continue as a going concern, pending consummation of a transaction, the Company intends to either seek additional equity or debt financing. No assurances can be given that such equity or debt financing will be available, nor can there be any assurance that a combination transaction will be consummated. Should the Company be required to incur any significant liabilities prior to a combination transaction, including those associated with the current minimal level of general and administrative expenses, it may not be able to satisfy those liabilities in the event it was unable to obtain additional equity or debt financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Tempco, Inc. and its wholly-owned subsidiaries (collectively, the "Company"), NETtime Solutions, Inc. an Arizona corporation, and Net Edge Devices, LLC, an Arizona Limited Liability Company. All intercompany accounts and transactions have been eliminated in consolidation. Management has evaluated subsequent events, and the impact on the reported results and disclosures, through October 13, 2009 which is the date these financial statements were filed with the Securities and Exchange Commission.

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

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of notes receivable, prepaid expenses, accounts payable and other financial instruments reflected in the financial statements approximate fair value due to the short-term maturity of the instruments. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

DEFERRED INCOME TAXES

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, there is uncertainty of the utilization of these assets in future periods. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

INCOME (LOSS) PER SHARE:

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Potentially dilutive securities are options and warrants that are exercisable into common stock. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share. At June 30, 2009 and 2008, there were options and warrants outstanding to purchase 3,572,287 and 3,692,944, respectively, shares of the Company's common stock. At June 30, 2009 and 2008, there were no potentially dilutive securities included in the calculation as their effect was anti-dilutive.

                          TEMPCO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

STOCK-BASED COMPENSATION:

Prior to July 1, 2005, the Company accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). Accordingly, compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complied with the disclosure provisions of Statement of Financial Accounting Standards Board No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") as amended by Statement of Financial Accounting Standards Board No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," which required pro-forma disclosure of compensation expense associated with stock options under the fair value method.

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), "Share-Based Payment," ("SFAS 123(R)") using the modified prospective-transition method. Under this transition method, compensation expense recognized for the years ended June 30, 2009 and 2008 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of June 30, 2005 based on the grant date fair value estimated under the original provisions of SFAS 123 and (b) compensation expense for all share-based payments granted subsequent to June 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model and amortized to expense over the options' requisite service period.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. In February 2008, the FASB issued Financial Staff Positions ("FSP") SFAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 is effective for us beginning July 1, 2009. We do not currently expect the of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP 157-2, on our consolidated financial position and results of operations, or cash flows.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

                          TEMPCO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB released FSP SFAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("SFAS No. 157-4"). SFAS No. 157-4 supersedes SFAS No. 157-3. SFAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. SFAS No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, SFAS No. 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. SFAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009 (June 30, 2009 for the Company) and shall be applied prospectively. SFAS No. 157-4 does not have a material impact on the preparation of and disclosures in the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133." ("SFAS 161"). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity's use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 on June 30, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 ("SFAS No. 166"). The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash

                          TEMPCO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. Additionally, SFAS No. 166 defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and also requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS No. 166 is effective for fiscal periods ending after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"). SFAS No. 167 amends guidance in Interpretation 46
(R) for determining whether an entity is a variable interest entity in addition to subjecting enterprises to a number of other requirements including, among other things: (i) requiring an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity and specifies the characteristics the primary beneficiary of a variable interest entity must have to be designated as such; (ii) requiring an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance; (iii) requiring the ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity;
(iv) the elimination of the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and (v) adding an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that investors of the equity investment at risk, as a group, lose the power from voting or similar rights of the investment to direct the activities of the entity that have the most significant impact on the entity's economic performance. SFAS No. 167 is effective for fiscal and interim periods ending after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 167.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for fiscal and interim periods ending after September 15, 2009 (September 30, 2009 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 168.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating

                          TEMPCO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the year ended June 30, 2009.

NOTE 3 - DISCONTINUED OPERATIONS

As of the beginning of fiscal 2008, the Company had experienced a history of losses from operations. Due to the Company's financial condition and inability to continue ongoing operations with current cash flows, along with debt obligations, towards the beginning of fiscal 2008, the Company's Board of Directors and management determined that it would be in the best interest of the Company's stockholders to sell all of the operating assets and liabilities.

                          TEMPCO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On August 31, 2007, pursuant to a Memorandum of Understanding dated September 24, 2007, the Board of Directors approved the sale of all the assets to certain insiders of the Company, including all the members of the Company's Board of Directors, the President and Chief Executive Office, together with certain other shareholders of the Company, collectively referred to as the "Contributors". The Contributors formed NETtime Solutions, LLC (the "Buyer") for the purpose of consummating the 2008 Asset Sale and acquiring substantially all of the net assets of the Company. The Contributors contributed certain issued and outstanding shares of the Company that they held to NETtime Solutions, LLC pursuant to the terms of the limited liability company operating agreement governing NETtime Solutions, LLC. Accordingly, on February 4, 2008, we completed the sale of substantially all of our net liabilities and the net liabilities of our two operating subsidiaries, NETtime Solutions, Inc., an Arizona corporation and NetEdge Devices, LLC, an Arizona limited liability company, to the Buyer for consideration valued at approximately $1,042,000, which consisted of the following:

(i)  6,478,693 shares which were to be delivered to the Seller at Closing.

(ii) An unsecured promissory note in the aggregate principal amount of $200,000. The promissory note bears interest at the rate of 9%, with principal and interest due on February 4, 2011.

The following tables summarize the consideration received and the net liabilities divested:

                             Consideration Received

Fair value of 6,478,693 shares received ......................      $   842,351
Promissory note receivable ...................................          200,000
                                                                    -----------
Total fair value of consideration received ...................      $ 1,042,351
                                                                    ===========

                            Net Liabilities Divested

Cash .........................................................      $   397,472
Accounts receivable ..........................................          736,595
Inventory ....................................................           70,579
Property and Equipment, net ..................................          175,591
Other assets .................................................           62,253
                                                                    -----------
Total assets divested ........................................        1,442,490
                                                                    -----------

Accounts payable .............................................          295,146
Accrued liabilities ..........................................          326,792
Deferred revenue .............................................          307,055
Notes payable-related parties ................................        1,494,050
                                                                    -----------

Total current liabilities divested ...........................        2,423,043
                                                                    -----------

Net liabilities divested .....................................      $  (980,553)
                                                                    ===========
Fair value of the consideration received
  plus the net liabilities divested ..........................      $ 2,022,904
                                                                    ===========

                          TEMPCO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Included in Discontinued Operations for the year ended June 30, 2008 was revenue of $1,526,220. For the year ended June 30, 2008, net income included in discontinued operations was $639,542.

No gain or loss was recorded in relation to the 2008 Asset Sale as the transaction was between entities under common control. Accordingly, the excess of the fair value of the consideration received over the net assets disposed of was treated as a capital contribution.

On January 7, 2009, the Board of Directors determined that it would be in the best interest of the Company to accept an offer by NETtime Solutions, LLC, to discount the note and to accept $145,000 in full satisfaction of all principal and interest due. The $145,000 was paid to the Company on January 9, 2009. A loss of $69,750 on the extinguishment of the note receivable and accrued interest receivable is included in the net loss at June 30, 2009.

NOTE 4 - INCOME TAXES

As of June 30, 2009 and 2008 deferred tax assets consist of the following:

                                                   2009                 2008
                                               -----------          -----------
Federal loss carryforwards ...........         $ 2,373,000          $ 2,292,000
State loss carryforwards .............             271,000              306,000
Other ................................              21,000               21,000
                                               -----------          -----------
                                                 2,665,000            2,619,000
Less:  valuation allowances ..........          (2,665,000)          (2,619,000)
                                               -----------          -----------
                                               $         -          $         -
                                               ===========          ===========

The Company has established a valuation allowance equal to the full amount of the deferred tax assets primarily because of uncertainty in the utilization of net operating loss carryforwards.

As a result of stock ownership changes, the Company's ability to utilize net operating losses in the future could be limited, in whole or part, under Internal Revenue Code Section 382. The Company was treated as an S-Corporation for income tax purposes through May 13, 1997. As of June 30, 2009 the Company's federal and state net operating loss carryforwards were approximately $7,414,000 and $3,476,000, respectively, and expire through 2027 as follows:

                    Federal Net                              State Net
Expiration        Operating Loss        Expiration        Operating Loss
 June 30,          Carryforwards         June 30,          Carryforwards
----------        --------------        ----------        --------------
   2021           $    1,920,274           2010           $    1,305,148
   2022                  687,018           2011                1,919,918
   2023                  179,972           2012                  250,984
   2024                1,135,796
   2025                1,335,057
   2026                1,905,260
   2027                  250,984
                  --------------                          --------------
                  $    7,414,361                          $    3,476,050
                  ==============                          ==============

                          TEMPCO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company's tax expense differed from the statutory rate primarily due to the $46,000 change in the deferred tax asset valuation allowance since June 30, 2008 and the net operating loss carryforward at June 30, 2009.

NOTE 5 - STOCKHOLDERS' EQUITY

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

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

                                  2008         2007
                                  ----         ----
Expected volatility .....         106%         138%
Risk-free interest rate .           2%           4%
Expected dividends ......           0%           0%
Expected lives (in years)           3            3

The weighted average fair value at date of grant for options granted during the year ended June 30, 2008 approximated $.06.

A summary of the activity of options under the plan and non-statutory options granted outside the plan follows:

                                                            Weighted
                                     Number of              Average
                                      Options            Exercise Price
                                     ----------          --------------

Outstanding at June 30, 2008          2,704,287               $1.07

Granted ....................                  -                   -
Exercised ..................                  -                   -
Expired ....................            (12,000)               1.10
Forfeited ..................                  -                   -
                                     ----------               -----
Outstanding at June 30, 2009          2,692,287               $0.30
                                     ==========               =====

                          TEMPCO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Additional information about outstanding options to purchase the Company's common stock as of June 30, 2009 is as follows:

                          Options Outstanding                           Options Exercisable
             --------------------------------------------  ---------------------------------------------
                         Weighted                                        Weighted
                          Average     Weighted                           Average     Weighted
              Number     Remaining    Average   Aggregate               Remaining    Average   Aggregate
 Exercise       of      Contractual   Exercise  Intrinsic  Number of   Contractual   Exercise  Intrinsic
   Price      Shares    Life (Years)   Price      Value      Shares    Life (Years)   Price      Value
-----------  ---------  ------------  --------  ---------  ---------  -------------  --------  ---------
      $2.20     20,000      0.51       $ 2.20   $       -     20,000       0.51       $ 2.20   $       -
$0.91-$0.60    514,520      4.43       $ 0.76   $       -    514,520       4.43       $ 0.76   $       -
$0.51-$0.40    385,000      5.71       $ 0.46   $       -    385,000       5.71       $ 0.46   $       -
$0.32-$0.30    120,000      3.32       $ 0.31   $       -    120,000       3.32       $ 0.31   $       -
$0.16-$0.13    152,767      8.04       $ 0.15   $  14,732    152,767       8.04       $ 0.15   $  14,732
      $0.09  1,500,000      6.66       $ 0.09   $ 240,000  1,500,000       6.66       $ 0.09   $ 240,000
             ---------                                     ---------
             2,692,287                                     2,692,287
             =========                                     =========

During the years ended June 30, 2009 and 2008 the Company recognized compensation expense of $60,854 and $62,347, respectively. Compensation expense for the year ended June 30, 2008 includes a reversal of previously recognized share based compensation expense of $28,113, due to the forfeiture of options as a result of the 2008 Asset Sale. As of June 30, 2009, there was no unrecognized compensation cost as all stock options under the Plan had vested. The total fair value of the 461,540 options which vested during the year ended June 30, 2009 was $62,347.

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS:

As of June 30, 2009 the Company has warrants outstanding that were issued primarily in connections with prior financing arrangements. Activity relative to these warrants for the year ended June 30, 2009 is as follows:

                                                                  Weighted
                                                 Number of         Average
                                                   Shares      Exercise Price
                                                 ---------     --------------
Warrants outstanding - beginning of year          988,657          $0.72
Granted ................................                -              -
Expired ................................         (108,657)          0.65
                                                 --------          -----
Warrants outstanding - end of year .....          880,000           0.73
                                                 ========          =====

All the warrants outstanding as of June 30, 2009 are exercisable.

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

NOTE 6 - COMMITMENTS

The Company leases office space from a related party in Scottsdale, Arizona on a month to month basis. Monthly rent expense on the lease is $1,000. For the years ended June 30, 2009 and 2008, rent expense was $12,000 and $5,000, respectively, in relation to the related party lease.

NOTE 7 - GOING CONCERN

At June 30, 2009 the Company does not engage in any business activities that provide cash flow. As of June 30, 2009, we have approximately $214,000 in cash and cash equivalents. We believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. If our efforts are unsuccessful within that period, we will have to seek additional funds. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. The financial statements do not contain any adjustments that might result from these uncertainties.