Form 10-Q
period 2009-09-30
Tempco, Inc.
filed 2009-11-13
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required
to submit and post such files.)    Yes ___    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___                   Accelerated Filer ___
   Non-accelerated filer ___                     Smaller Reporting Company _X_
   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes _X_    No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At October 18, 2009 the issuer had outstanding 11,403,711 shares of Common Stock, par value $.005 per share.

                                TABLE OF CONTENTS                           PAGE
                                -----------------                           ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets as of September 30, 2009
          (unaudited) and June 30, 2009 ....................................   2

         Unaudited Condensed Consolidated Statements of Operations for
          the Three Months Ended September 30, 2009 and 2008 ...............   3

         Unaudited Condensed Consolidated Statement of Shareholders'
          Equity (Deficit) for the Three Months Ended September 30, 2009 ...   4

         Unaudited Condensed Consolidated Statements of Cash Flows for
          the Three Months Ended September 30, 2009 and 2008 ...............   5

         Notes to Unaudited Condensed Consolidated Financial Statements ....   6

Item 2.  Management's Discussion and Analysis or Plan of Operation .........   9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........  11

Item 4T. Controls and Procedures ...........................................  11

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  13

Item 1A. Risk Factors ......................................................  13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  13

Item 3.  Defaults Upon Senior Securities ...................................  13

Item 4.  Submission of Matters to a Vote of Security Holders ...............  13

Item 5.  Other information .................................................  13

Item 6.  Exhibits ..........................................................  13

Signatures .................................................................  14

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          TEMPCO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   SEPTEMBER 30,     JUNE 30,
                                                       2009            2009
                                                   ------------    ------------

                                     ASSETS
Current assets:
  Cash and cash equivalents ....................   $    193,808    $    213,943
  Prepaid expenses .............................          7,169          10,355
                                                   ------------    ------------

     Total current assets ......................        200,977         224,298
                                                   ------------    ------------

     Total assets ..............................   $    200,977    $    224,298
                                                   ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable .............................   $      6,828    $          -
                                                   ------------    ------------

     Total current liabilities .................          6,828               -
                                                   ------------    ------------

Commitments: ...................................              -               -

Stockholders' equity (deficit):
  Common stock, $.005 par value 50,000,000
   authorized; 17,869,574 issued and
   11,403,647 outstanding ......................         89,349          89,349
  Additional paid in capital ...................     12,453,732      12,453,732
  Accumulated deficit prior to reentering the
   development stage ...........................    (11,160,829)    (11,160,829)
  Deficit accumulated in the development stage .       (345,752)       (315,603)
  Treasury stock, at cost (6,478,693 shares) ...       (842,351)       (842,351)
                                                   ------------    ------------

     Total stockholders' equity (deficit) ......        194,149         224,298
                                                   ------------    ------------

     Total liabilities and stockholders'
      equity (deficit) .........................   $    200,977    $    224,298
                                                   ============    ============

     The Accompanying Notes are an Integral Part of the Financial Statements

                          TEMPCO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     FROM THE
                                                                      DATE OF
                                                                  REENTERING THE
                                        THREE MONTHS ENDED          DEVELOPMENT
                                           SETEMBER 30,              STAGE TO
                                   ----------------------------    SEPTEMBER 30,
                                       2009            2008             2009
                                   ------------    ------------    -------------

Costs and Expenses
  General and administrative ...   $     30,377    $     54,126    $    368,347
                                   ------------    ------------    ------------

Operating loss .................        (30,377)        (54,126)       (368,347)

Net loss from operations .......        (30,377)        (54,126)       (368,347)
                                   ------------    ------------    ------------

Other Income (Expense)
  Interest expense .............              -            (151)           (424)
  Interest income ..............            228           5,226          23,069
                                   ------------    ------------    ------------

                                            228           5,075          22,645
                                   ------------    ------------    ------------

Provision for income taxes .....              -               -              50
                                   ------------    ------------    ------------

Net Loss .......................   $    (30,149)   $    (49,051)   $   (345,752)
                                   ============    ============    ============

Basic and diluted loss per share   $          -    $          -    $      (0.03)
                                   ============    ============    ============

Basic and diluted
 weighted average common
 shares outstanding ............     11,403,647      11,403,711      11,155,293
                                   ============    ============    ============

     The Accompanying Notes are an Integral Part of the Financial Statements

                                                   TEMPCO, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        FOR THE YEAR ENDED JUNE 30, 2009 AND THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009
                                                            (UNAUDITED)
                                                                                                           DEFICIT
                                                                                                         ACCUMULATED
                                                                                                            SINCE
                                                                                          ACCUMULATED    REENTERING
                                                                                            DEFICIT          THE
                                                                                            PRIOR TO     DEVELOPMENT
                                COMMON STOCK            TREASURY STOCK       ADDITIONAL    RENTERING      STAGE ON
                          ----------------------   -----------------------     PAID IN    DEVELOPMENT    FEBRUARY 5,
                            SHARES       AMOUNT       SHARES       AMOUNT      CAPITAL       STAGE          2008          TOTAL
                          -----------   --------   -----------   ---------   -----------  ------------   -----------   -----------
Balance at June 30, 2007   15,030,481     75,153             -           -     9,889,188   (11,799,579)           -     (1,835,238)

Stock based compensation            -          -             -           -        62,347             -            -         62,347

Reclassification of
 restricted shares to
 equity ................      351,923      1,760             -           -       205,875             -            -        207,635

Shares surrendered in
 relation to Asset Sale             -          -    (6,478,693)   (842,351)            -             -            -       (842,351)

Contributed capital
 adjustment related to
 Asset Sale ............            -          -             -           -     2,022,904             -            -      2,022,904

Sale of common stock in
 April 2008 Private
 Placement at $.10 per
 share, net of fees ....    2,500,000     12,500             -           -       212,500             -            -        225,000

Net income (loss) ......            -          -             -           -             -       638,750      (64,619)       574,131
                          -----------   --------   -----------   ---------   -----------  ------------   ----------    -----------

Balance at June 30, 2008   17,882,404     89,413    (6,478,693)   (842,351)   12,392,814   (11,160,829)     (64,619)       414,428

Stock based compensation            -          -             -           -        60,854             -            -         60,854

Shares surrendered .....      (12,830)       (64)            -           -            64             -            -              -

Net loss ...............            -          -             -           -             -             -     (250,984)      (250,984)

                          -----------   --------   -----------   ---------   -----------  ------------   ----------    -----------

Balance at June 30, 2009   17,869,574   $ 89,349   $(6,478,693)  $(842,351)  $12,453,732  $(11,160,829)  $ (315,603)   $   224,298

Net loss ...............            -          -             -           -             -             -      (30,149)       (30,149)
                          -----------   --------   -----------   ---------   -----------  ------------   ----------    -----------

Balance at
 September 30, 2009 ....   17,869,574   $ 89,349   $(6,478,693)  $(842,351)  $12,453,732  $(11,160,829)  $ (345,752)   $   194,149
                          ===========   ========   ===========   =========   ===========  ============   ==========    ===========

                              The Accompanying Notes are an Integral Part of the Financial Statements

                                                                 4

                                 TEMPCO, INC. AND SUBSIDIARIES
                                 (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                              Cumulative Since
                                                                               Reentering the
                                                                             Development Stage,
                                                      Three Months Ended      February 5, 2008
                                                          September 30,       to September 30,
                                                        2009        2008            2009
                                                     ---------   ---------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ........................................  $ (30,149)  $ (49,051)      $(345,752)
Adjustments to reconcile net income to net
 cash provided (used) by operating activities:
  Stock based compensation ........................          -      20,285          87,900
  Loss on settlement of note receivable and
   accrued interest ...............................          -           -          69,750
  Accrued interest receivable .....................          -      (4,500)        (14,750)
Changes in Assets and Liabilities:
  Prepaid expenses ................................      3,186       3,186         (20,168)
  Accounts payable ................................      6,828      (8,224)          6,828
                                                     ---------   ---------       ---------
    Net Cash Used by Operating Activities .........    (20,135)    (38,304)       (216,192)
                                                     ---------   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Collection of note receivable ...................          -           -         145,000
                                                     ---------   ---------       ---------
    Net cash provided by investing activities .....          -           -         145,000
                                                     ---------   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt ...............................          -      (2,676)              -
  Proceeds from sale of common stock ..............          -           -         225,000
                                                     ---------   ---------       ---------
    Net Cash Used by Financing Activities .........          -      (2,676)        225,000
                                                     ---------   ---------       ---------

Net change in cash and cash equivalents ...........    (20,135)    (40,980)        153,808

Cash and cash equivalents at beginning of year ....    213,943     212,278          40,000
                                                     ---------   ---------       ---------
Cash and cash equivalents at end of period ........  $ 193,808   $ 171,298       $ 193,808
                                                     =========   =========       =========

Supplemental Disclosures:
Cash paid for income taxes ........................  $       -   $       -       $      50
                                                     =========   =========       =========
Cash paid for interest ............................  $       -   $  43,233       $     474
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

The accompanying unaudited condensed consolidated financial statements of Tempco, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended September 30, 2009, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates. Management has evaluated subsequent events, and the impact on the reported results and disclosures, through November 13, 2009, which is the date these financial statements were filed with the Securities and Exchange Commission.

Note B - Income (Loss) Per Share:

Basic income (loss) per share of common stock is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the three months ended September 30, 2009 and 2008, no securities were included in weighted average shares outstanding as the effect would be anti-dilutive.

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

Note D - Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update ("ASU") 2009-01, Topic 105 - Generally Accepted Accounting Principles ("ASU 2009-01"), which superseded all accounting standards in U.S. GAAP, aside from those issued by the SEC. ASU 2009-01 is effective for reporting periods ending after September 15, 2009. We adopted ASU 2009-01 for reporting in the first quarter of our 2010 fiscal year. The codification does not change or alter existing GAAP. Adoption of ASU 2009-01 did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued FASB ASC 805-10 (Prior authoritative literature: FASB Statement 141 (R), "Business Combinations," which replaces FASB Statement No. 141). FASB ASC 805-10 is effective for the Company April 1, 2009 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FASB ASC 805-10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of FASB ASC 805-10 did not have an impact on the Company's financial position and results of operations although it may have a material impact on accounting for business combinations in the future which cannot currently be determined.

In April 2009, the FASB issued FASB ASC 805-10-05 (Prior authoritative literature: FSP 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies"). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. FASB ASC 805-10-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company adopted these provisions at the beginning of the fiscal year July 1, 2009. FASB ASC 805-10-05 will be applied prospectively for acquisitions in fiscal 2010 or thereafter.

                          TEMPCO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINACIAL STATEMENTS

FASB ASC 820-10-65-4 (Prior authoritative literature: FASB Staff Position No. FAS 157-4), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly," provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 820-10-65-4 also provides guidance for determining when a transaction is an orderly one. The Company adopted FASB ASC 820-10-65-4 during the quarter ended June 30, 2009 and the adoption did not have a significant impact on the Company's Consolidated Financial Statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurement and
Disclosures: Measuring Liabilities at Fair Value ("ASU 2009-05"), which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. ASU 2009-05 is effective for the first reporting period beginning after issuance. We do not expect adoption of ASU 2009-05 to have a material impact on our Consolidated Financial Statements.

Note E - Going Concern

At September 30, 2009 the Company does not engage in any business activities that provide cash flow. As of September 30, 2009, we have approximately $194,000 in cash and cash equivalents. We believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. If our efforts are unsuccessful within that period, we will have to seek additional funds. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. The financial statements do not contain any adjustments that might result from these uncertainties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIANNCIAL CONDITION AND PLAN OF OPERATION.

OVERVIEW

This quarterly report on Form 10-Q covers the quarterly period ended September 30, 2009. On February 4, 2008, our shareholders approved the proposed sale of substantially all of our net assets, and the net assets of our two operating subsidiaries, to a newly formed private company called NETtime Solutions, LLC (the "Buyer") for consideration valued at $1,042,351. As a result of the sale, the Company now has no operating business and is, in effect, a "shell" company with no significant liabilities and minimal cash. Our new management team and board of directors currently is looking for a private company that it can merge with or acquire and that has an operating business that will help increase shareholder value. No such company has yet been identified and there is no assurance of any success in this regard. Your review of this quarterly report should be read with the above facts in mind.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2009. We believe our most critical accounting policy is the valuation of stock-based compensation.

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

PLAN OF OPERATION

The Company's current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of September 30, 2009, we have approximately $194,000 in cash and cash equivalents. We believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. If our efforts are unsuccessful within that period, we will have to seek additional funds.

During the next 12 months we anticipate incurring costs related to:

      (i)   Filing of Exchange Act reports;

      (ii)  Officer and director's salaries and rent; and

      (iii) Consummating an acquisition.

We believe we will be able to meet these costs through use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations. Accordingly, the Company's financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company's operations. As a result, the Company's independent registered public accounting firm has issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2009.

Prior to consummating a business combination transaction, we do not anticipate:

      (i)   Any expenditures for research and development;

      (ii) Any expenditures or cash receipts for the purchase or sale of any property plant or equipment; or

      (iii) Any significant change in the number of employees.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended September 30, 2009 and 2008 we have recorded general and administrative expenses of $30,377 and $54,126, respectively. Our general and administrative expenses in the current and prior fiscal year consist primarily of officer's salaries, legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity. The decrease in the current fiscal quarter from the prior fiscal quarter is due a decrease in the accounting fees. Our general and administrative expenses from the date of reentering the development stage (February 5, 2008) through September 30, 2009 were $368,347.

NET LOSS

For the three months ended September 30, 2009 and 2008, we have reflected net loss of $30,149 and $49,051. The decrease in the net loss is due to a decrease in accounting fees from the same period of the prior fiscal year. Our net loss from the date of reentering the development stage (February 5, 2008) through September 30, 2009 was $345,752.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

    (a) The following exhibits are filed herewith pursuant to Item 601 of Regulation S-K.

        31  Section 302 Certification of Chief Executive and Financial Officer

        32  Section 906 Certification

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TEMPCO, INC.


      Dated:  November 13, 2009         By /s/ Stanley L. Schloz
                                        ------------------------
                                        Stanley L. Schloz
                                        President and Chief Executive and
                                        Financial Officer