Form 10-Q
period 2010-03-31
Tempco, Inc.
filed 2010-05-07
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2010

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

                 7625 East Via Del Reposo, Scottsdale, AZ 85258
                 ----------------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes _X_    No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 7, 2010 the issuer had outstanding 11,390,881 shares of Common Stock, par value $.005 per share.

                                TABLE OF CONTENTS                           PAGE
                                -----------------                           ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets as of March 31, 2010
          (unaudited) and June 30, 2009 ....................................   2

         Unaudited Condensed Consolidated Statements of Operations for the
          Nine Months Ended March 31, 2010 and 2009 ........................   3

         Unaudited Condensed Consolidated Statement of Shareholders' Equity
          (Deficit) for the Nine Months Ended March 31, 2010 ...............   4

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         Nine months Ended March 31, 2010 and 2009 .........................   5

         Notes to Unaudited Condensed Consolidated Financial Statements ....   6

Item 2.  Management's Discussion and Analysis or Plan of Operation .........   8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........  10

Item 4T. Controls and Procedures ...........................................  10

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  12

Item 1A. Risk Factors ......................................................  12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  12

Item 3.  Defaults Upon Senior Securities ...................................  12

Item 4.  Submission of Matters to a Vote of Security Holders ...............  12

Item 5.  Other information .................................................  12

Item 6.  Exhibits ..........................................................  12

Signatures .................................................................  13

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         TEMPCO, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,       JUNE 30,
                                                        2010           2009
                                                     (UNAUDITED)     (AUDITED)
                                                    ------------   ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents ......................  $    146,994   $    213,943
  Prepaid expenses ...............................           797         10,355
                                                    ------------   ------------

    Total current assets .........................       147,791        224,298
                                                    ------------   ------------


    Total assets .................................  $    147,791   $    224,298
                                                    ============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable ...............................  $        180   $          -
                                                    ------------   ------------

    Total current liabilities ....................           180              -
                                                    ------------   ------------

Commitments: .....................................             -              -

Stockholders' equity (deficit):
  Common stock, $.005 par value 50,000,000
    authorized; 17,869,574 issued and 11,390,881
    outstanding ..................................        89,349         89,349
  Additional paid in capital .....................    12,453,732     12,453,732
  Accumulated deficit prior to reentering the
   development stage .............................   (11,160,829)   (11,160,829)
  Deficit accumulated in the development stage ...      (392,290)      (315,603)
  Treasury stock, at cost (6,478,693 shares) .....      (842,351)      (842,351)
                                                    ------------   ------------

    Total stockholders' equity (deficit) .........       147,611        224,298
                                                    ------------   ------------

    Total liabilities and stockholders' equity
     (deficit) ...................................  $    147,791   $    224,298
                                                    ============   ============

    The Accompanying Notes are an Integral Part of the Financial Statements

                                       TEMPCO, INC. AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
                                                                                                 FROM THE
                                                                                                 DATE OF
                                                                                              REENTERING THE
                                       THREE MONTHS ENDED            NINE MONTHS ENDED         DEVELOPMENT
                                           MARCH 31,                     MARCH 31,               STAGE TO
                                  ---------------------------   ---------------------------      MARCH 31,
                                      2010           2009           2010           2009            2010
                                  ------------   ------------   ------------   ------------   --------------
Costs and Expenses
  General and administrative ...  $     23,229   $     50,236   $     77,153   $    234,768   $     415,123
                                  ------------   ------------   ------------   ------------   -------------

Operating loss .................       (23,229)       (50,236)       (77,153)      (234,768)       (415,123)

Net loss from operations .......       (23,229)       (50,236)       (77,153)      (234,768)       (415,123)
                                  ------------   ------------   ------------   ------------   -------------

Other Income (Expense)
  Interest expense .............             -              -              -           (219)           (424)
  Interest income ..............           125            604            516          9,323          23,357
                                  ------------   ------------   ------------   ------------   -------------
                                           125            604            516          9,104          22,933
                                  ------------   ------------   ------------   ------------   -------------

Provision for income taxes .....             -              -             50             50             100
                                  ------------   ------------   ------------   ------------   -------------

Net Loss .......................  $    (23,104)  $    (49,632)  $    (76,687)  $   (225,714)  $    (392,290)
                                  ============   ============   ============   ============   =============


Basic and diluted loss per share  $          -   $      (0.00)  $      (0.01)  $      (0.02)  $       (0.04)
                                  ============   ============   ============   ============   =============

Basic and diluted weighted
 average common shares
 outstanding ...................    11,390,881     11,403,711     11,390,881     14,254,393      11,155,293
                                  ============   ============   ============   ============   =============

                  The Accompanying Notes are an Integral Part of the Financial Statements

                                                     3

                                                  TEMPCO, INC. AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         FOR THE YEAR ENDED JUNE 30, 2009 AND THE NINE MONTH PERIOD ENDED MARCH 31, 2010
                                                           (UNAUDITED)
                                                                                                           DEFICIT
                                                                                                         ACCUMULATED
                                                                                                            SINCE
                                                                                          ACCUMULATED    REENTERING
                                                                                            DEFICIT          THE
                                                                                            PRIOR TO     DEVELOPMENT
                                COMMON STOCK            TREASURY STOCK       ADDITIONAL    RENTERING      STAGE ON
                          ----------------------   -----------------------     PAID IN    DEVELOPMENT    FEBRUARY 5,
                            SHARES       AMOUNT       SHARES       AMOUNT      CAPITAL       STAGE          2008          TOTAL
                          -----------   --------   -----------   ---------   -----------  ------------   -----------   -----------
Balance at June 30, 2007   15,030,481     75,153             -           -     9,889,188   (11,799,579)           -     (1,835,238)

Stock based compensation            -          -             -           -        62,347             -            -         62,347

Reclassification of
 restricted shares to
 equity ................      351,923      1,760             -           -       205,875             -            -        207,635

Shares surrendered in
 relation to Asset Sale             -          -    (6,478,693)   (842,351)            -             -            -       (842,351)

Contributed capital
 adjustment related to
 Asset Sale ............            -          -             -           -     2,022,904             -            -      2,022,904

Sale of common stock in
 April 2008 Private
 Placement at $.10 per
 share, net of fees ....    2,500,000     12,500             -           -       212,500             -            -        225,000

Net income (loss) ......            -          -             -           -             -       638,750      (64,619)       574,131
                          -----------   --------   -----------   ---------   -----------  ------------   ----------    -----------

Balance at June 30, 2008   17,882,404     89,413    (6,478,693)   (842,351)   12,392,814   (11,160,829)     (64,619)       414,428

Stock based compensation            -          -             -           -        60,854             -            -         60,854

Shares surrendered .....      (12,830)       (64)            -           -            64             -            -              -

Net loss ...............            -          -             -           -             -             -     (250,984)      (250,984)
                          -----------   --------   -----------   ---------   -----------  ------------   ----------    -----------

Balance at June 30, 2009   17,869,574   $ 89,349   $(6,478,693)  $(842,351)  $12,453,732  $(11,160,829)  $ (315,603)   $   224,298

Net loss ...............            -          -             -           -             -             -      (76,687)       (76,687)
                          -----------   --------   -----------   ---------   -----------  ------------   ----------    -----------

Balance at
 March 31, 2010 ........   17,869,574   $ 89,349   $(6,478,693)  $(842,351)  $12,453,732  $(11,160,829)  $ (392,290)   $   147,611
                          ===========   ========   ===========   =========   ===========  ============   ==========    ===========

                              The Accompanying Notes are an Integral Part of the Financial Statements

                                                                 4

                                  TEMPCO, INC. AND SUBSIDIARIES
                                  (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                                                                 CUMULATIVE SINCE
                                                                                  REENTERING THE
                                                                                DEVELOPMENT STAGE,
                                                         NINE MONTHS ENDED       FEBRUARY 5, 2008
                                                             MARCH 31,             TO MARCH 31,
                                                         2010         2009             2010
                                                      ----------   ----------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .........................................  $  (76,687)  $ (225,714)  $        (392,290)
Adjustments to reconcile net income to net cash
 provided (used) by operating activities: ..........           -            -
  Stock based compensation .........................           -       60,854              87,900
  Loss on settlement of note receivable and accrued
   interest                                                    -       69,750              69,750
  Accrued interest receivable ......................           -       (7,500)            (14,750)
Changes in Assets and Liabilities:
  Prepaid expenses .................................       9,558        8,617             (13,796)
  Accounts payable .................................         180       (6,084)                180
                                                      ----------   ----------   -----------------
    Net cash used by Operating Activities ..........    (66,949)    (100,077)           (263,006)
                                                      ----------   ----------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Collection of note receivable ....................           -      145,000             145,000
                                                      ----------   ----------   -----------------
    Net cash provided by Investing Activities ......           -      145,000             145,000
                                                      ----------   ----------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt ................................           -       (5,435)                  -
  Proceeds from sale of common stock ...............           -            -             225,000
                                                      ----------   ----------   -----------------
    Net cash provided (used) by Financing Activities           -       (5,435)            225,000
                                                      ----------   ----------   -----------------

Net change in cash and cash equivalents ............     (66,949)      39,488             106,994

Cash and cash equivalents at beginning of year .....     213,943      212,278              40,000
                                                      ----------   ----------   -----------------
Cash and cash equivalents at end of period .........  $  146,994   $  251,766   $         146,994
                                                      ==========   ==========   =================


Supplemental Disclosures:
Cash paid for income taxes .........................  $       50   $       50   $             100
                                                      ==========   ==========   =================
Cash paid for interest .............................  $        -   $      269   $             474
                                                      ==========   ==========   =================

             The Accompanying Notes are an Integral Part of the Financial Statements

                                                5

                         TEMPCO, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINACIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note A - Basis of Presentation and Interim Consolidated Financial Statements

Tempco, Inc. was incorporated in Nevada in June 1988 as Richard Barrie Fragrances, Inc. Over the years, the Company changed its name several times, most recently from NETtime Solutions, Inc. in January 2007 to Tempco, Inc. on February 4, 2008. The consolidated financial statements include the accounts of Tempco, Inc. and its wholly-owned subsidiaries (collectively, the "Company"), NETtime Solutions, Inc. an Arizona corporation, and Net Edge Devices, LLC, an Arizona Limited Liability Company. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Tempco, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended March 31, 2010, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates. Management has evaluated subsequent events, and the impact on the reported results and disclosures, through May 7, 2010, which is the date these financial statements were filed with the Securities and Exchange Commission.


Note B - Income (Loss) Per Share:

Basic income (loss) per share of common stock is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the nine months ended March 31, 2010 and 2009, no securities were included in weighted average shares outstanding as the effect would be anti-dilutive.

                         TEMPCO, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINACIAL STATEMENTS

Note C - Related Party Transactions:

The Company leases office space from a related party in Scottsdale, Arizona on a month to month basis. Monthly rent expense on the lease is $1,000. For the three and nine months ended March 31, 2010 and 2009, included in the general and administrative expenses was $3,000 and $9,000, respectively, in relation to the related party lease. That related party is Mr. Anthony Silverman who assists and advises the Company in connection with its financing efforts and who is the holder, together with his affiliates, of 1,886,640 shares of our common stock. Because of these continuing relationships, it is possible that Mr. Silverman may be considered to be an 'affiliate' of the Company.

The Company pays two of our directors' monthly compensation in the amount of $1,500 per month for the services they provide to the Company. For the three and nine months ended March 31, 2010 and 2009, general and administrative expenses include $9,000 and $27,000, respectively, related to the directors' compensation.


Note D - Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update ("ASU") 2010-09, Subsequent Events, Topic 855, which amends certain recognition and disclosure requirements. ASU 2010-09 is effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. Adoption of ASU 2010-09 did not have an impact on our Consolidated Financial Statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics, which eliminates inconsistencies and outdated provisions, and provides needed clarifications. The related changes to U.S. GAAP are generally nonsubstantive in nature. The amendments in this update are effective for the first reporting period (including interim periods) beginning after issuance, except for certain amendments made to Topic 815. Adoption of ASU 2010-08 did not have an impact on our Consolidated Financial Statements.

Note E - Going Concern

At March 31, 2010 the Company does not engage in any business activities that provide cash flow. As of March 31, 2010, we have approximately $147,000 in cash and cash equivalents. We believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. If our efforts are unsuccessful within that period, we will have to seek additional funds. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. The financial statements do not contain any adjustments that might result from these uncertainties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIANNCIAL CONDITION AND PLAN OF OPERATION.

OVERVIEW

This quarterly report on Form 10-Q covers the quarterly period ended March 31, 2010. On February 4, 2008, our shareholders approved the proposed sale of substantially all of our net assets, and the net assets of our two operating subsidiaries, to a newly formed private company called NETtime Solutions, LLC (the "Buyer") for consideration valued at $1,042,351. As a result of the sale, the Company now has no operating business and is, in effect, a "shell" company with no significant liabilities and minimal cash. Our management team and board of directors currently is looking for a private company that it can merge with or acquire and that has an operating business that will help increase shareholder value. No such company has yet been identified and there is no assurance of any success in this regard. Your review of this quarterly report should be read with the above facts in mind.

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

PLAN OF OPERATION

The Company's current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of March 31, 2010, we have approximately $147,000 in cash and cash equivalents. We believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. If our efforts are unsuccessful within that period, we will have to seek additional funds.

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

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended March 31, 2010 and 2009 we have recorded general and administrative expenses of $23,229 and $50,236, respectively. Our general and administrative expenses in the current and prior fiscal year consist primarily of officer's salaries, legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity.

For the nine months ended March 31, 2010 and 2009 we have recorded general and administrative expenses of $77,153 and $234,768, respectively. The decrease in the current nine month period from the same period of the prior year is primarily due to a loss on the extinguishment of note receivable and accrued interest of $69,750 related to the settlement of a note receivable which was originally entered into in relation to the February 2008 Asset Sale, as well as a decrease in the accounting fees.

Our general and administrative expenses from the date of reentering the development stage (February 5, 2008) through March 31, 2010 were $415,123.

NET LOSS

For the three months ended March 31, 2010 and 2009, we have reflected net loss of $23,104 and $49,632, respectively. The net loss for the nine months ended March 31, 2010 and 2009 was $76,687 and $225,714. Our net loss from the date of reentering the development stage (February 5, 2008) through March 31, 2010 was $392,290.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

    (a) The following exhibits are filed herewith pursuant to Item 601 of Regulation S-K.

        31  Section 302 Certification of Chief Executive and Financial Officer

        32  Section 906 Certification of Chief Executive and Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TEMPCO, INC.


      Dated: May 7, 2010                By /s/ Stanley L. Schloz
                                        ------------------------
                                        Stanley L. Schloz
                                        President and Chief Executive and
                                        Financial Officer