Form 10-K
period 2010-06-30
Tempco, Inc.
filed 2010-10-13
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001-10320

Tempco, Inc.
(Name of small business issuer in its charter)

Nevada	13-3465289

(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

7625 East Via Del Reposo Scottsdale, AZ	85258

(Address of principal executive offices)	Zip Code

(480) 272-8745

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.005 par value	OTC BB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,069,336.

At October 10, 2010, the issuer had outstanding 11,490,016 shares of Common Stock, par value $.005 per share.

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

Item 1. Description of Business.

General

Tempco, Inc. is a Nevada corporation. We were originally incorporated in 1988 as Richard Barrie Fragrances, Inc., a Nevada Corporation. From March 1996 through February 2000, we operated under the name FBR Capital Corp. In February 2000 we changed our name to Vitrix, Inc. which we operated as until November, 2003, when we changed our name to Time America, Inc. In May 2007, we changed our name to NETtime Solutions, Inc. In February, 2008, in connection with the sale of substantially all of our operating assets, we changed the name of the Company from NetTime Solutions, Inc. to Tempco, Inc. and became a shell company. We have no business plan except to seek to acquire or merge with an operating company. Our sole assets are $114,779 in cash and prepaid expenses of $9,824.

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

Item 1A. Risk Factors

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item IB. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property.

We do not own any real property. The Company’s corporate headquarters are located in the offices of a shareholder, located in Scottsdale, Arizona. The Company is not obligated under the terms of that lease, which has monthly rental payments of $1,000, on a month to month basis.

Item 3. Legal Proceedings.

We are from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, we were not currently involved in any legal proceedings.

Item 4. Removed and Reserved

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is quoted on the Over-The-Counter Bulletin Board maintained by the NASD under the symbol “TEMO.OB.” The high and low bid prices of our common stock as reported for the periods presented, by fiscal quarter (i.e. 1st Quarter = July 1 through September 30), were as follows. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended: June 30, 2009
First Quarter	$0.15	$0.07
Second Quarter	0.25	0.09
Third Quarter	0.30	0.09
Fourth Quarter	0.30	0.1

Fiscal Year Ended: June 30, 2010
First Quarter	$0.35	$0.15
Second Quarter	0.30	0.07
Third Quarter	0.55	0.07
Fourth Quarter	0.33	0.15

Holders

As of September 13, there were approximately 80 holders of record of our common stock. This does not include beneficial owners holding stock in street name.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings, if any for use in our business.

Equity Compensation Plan Information

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2010.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	None (1)	$—	600,000 (2)

Equity compensation plans not approved by security holders	3,452,287 (3)	$0.40	—

TOTAL	3,452,287	$0.40	600,000

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under our 1999 Equity Compensation Plan.

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under our 1999 Equity Compensation Plan.

(3)

Represents (a) an aggregate of 2,572,287 shares of common stock underlying non-statutory stock options approved by the Company’s board of directors and granted to directors and employees of the Company (the “Options”). The options have vesting schedules ranging from immediate vesting to four year vesting and have an exercise price equal to the closing bid price of the common stock on the date of grant and a term of eight to ten years; and (b) an aggregate of 880,000 shares of common stock purchasable upon exercise of warrants issued to various parties in connection with debt and equity offerings and for services rendered by contractors.

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

In May 2010, we issued 100,000 shares of common stock for cash in relation to the exercise of a stock option. We received proceeds from the exercise of $9,000.

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

Item 6. Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

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

Plan of Operation

The Company’s current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of June 30, 2010, we have approximately $114,000 in cash and cash equivalents. We do not believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. We will have to seek additional funds in order to continue our operations for the next twelve months or until such time as we are able to complete a suitable business combination.

During the next 12 months we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports;

(ii)	Officer and director’s salaries and rent; and

(iii)	Consummating an acquisition.

We believe we will be able to meet these costs through use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations. Accordingly, the Company’s financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company’s operations. As a result, the Company’s independent registered public accounting firm has issued going concern opinions on the consolidated financial statements of the Company for the fiscal years ended June 30, 2010 and 2009.

Prior to consummating a business combination transaction, we do not anticipate:

(i)	Any expenditures for research and development;

(ii)	Any expenditures or cash receipts for the purchase or sale of any property plant or equipment; or

(iii)	Any significant change in the number of employees.

Revenue

Since February 2008 we have been in the development stage, and accordingly, there are no revenues reflected in our financial statements for the years ended June 30, 2010 or 2009.

General and Administrative Expenses

For the years ended June 30, 2010 and 2009 we have recorded general and administrative expenses of $113,280 and $260,352, respectively. Our general and administrative expenses in the current year consist primarily of officer’s salaries, legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity. The decrease in the current year is due to a decrease in professional fees, and a decrease in stock-based compensation. There was no stock based compensation expense in the current year as the options which gave rise to the expense had been fully vested and recorded to expense during at June 30, 2009. From February 5, 2008 (the date of reentering the development stage) through June 30, 2010, we have recorded general and administrative expenses of $451,250.

Net Income

For the years ended June 30, 2010 and 2009, we have reflected net loss of $112,730 and $250,984, respectively. From February 5, 2008 (the date of reentering the development stage) through June 30, 2010, we have reflected net loss of $428,333.

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

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive and financial officer has concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Subsequent Events

On July 29, 2010 the Company filed a Definitive Proxy Statement, whereby authorized capital of the Company would be increased to 500,000,000 shares of common stock. Additionally, the Board of Directors of the Company would be authorized to change the name of the Company, without further shareholder approval, as deemed necessary to better reflect the Company’s identity.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information regarding our directors and executive officer is provided below:

STANLEY L. SCHLOZ, age 67, has been a Director, President and Treasurer since February 4, 2008. Mr. Schloz retired from Motorola in 1998 after a 32-year career in positions advancing from engineering through senior business management. As Director, Tactical Systems Operations of the Space and Systems Technology Group he was responsible for the strategic direction and performance of the electronic fuse business with over $150,000,000 in annual sales, serving US and foreign governments, along with prime contractors. His organization consisted of over 400 program management, engineering, marketing, and manufacturing associates. Mr. Schloz has been engaged in business management consulting since July 2000. He holds the degree of Bachelor of Science in Electrical Engineering from Iowa State University and has done advanced business studies at Arizona State University.

FRED BURSTEIN, age 74, has been a Director and Vice President of the company since February 4, 2008. Since 1960, Mr. Burstein has been a lawyer practicing law in Minneapolis, Minnesota.

ANTHONY SILVERMAN, age 67, became a Director on February 4, 2008 and resigned as a member of our Board of Directors effective September 30, 2009. He continues to assist and advise us in connection with our financing efforts, is the holder, together with his affiliates, of 1,882,640 shares of our common stock. Because of these continuing relationships Mr. Silverman may be considered to be an “affiliate” of the Company.

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

Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended June 30, 2010.

Item 11. Executive Compensation.

The following table summarizes all compensation paid to our Chief Executive Officer for each of the fiscal years ended June 30, 2010 and 2009. We did not have any other executive officers whose total annual salary and bonus exceeded $100,000 for the periods presented.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)

Stanley L. Schloz,	2010	$18,000	$—	$—
Chief Executive and Financial Officer	2009	$18,000	$—	$—

SUMMARY COMPENSATION TABLE
(continued)

Name and		Option Awards	Nonequity incentive plan compensation	Non-qualified deferred compensation earnings	All other Compensation	Total
Principal Position	Year	($)(2)	($)	($)	($)	($)

Stanley L. Schloz,	2010	$—				$18,000
Chief Executive and Financial Officer	2009	24,342	$—	$—	$—	$42,342

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

Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 13, 2010 concerning the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the Company’s Common Stock; (ii) each Director; (iii) the Company’s Chief Executive Officer; and (iv) all directors and executive officers of the Company as a group. To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

	Shares Beneficially Owned (1)

Name and Address of Beneficial Owner	Number	Percent of Class

Laurus Capital Management (2)(3)	1,081,923	9.4%
Anthony Silverman (2)	1,886,640	16.4%
Stanley L Schloz (2)(4)	698,139	6.1%
Fred Burstein (2)(5)	719,304	6.3%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 11,490,016 shares of common stock outstanding as of September 13, 2010.

(2)

The address of each of the beneficial owners is as follows: Stanley L. Schloz, 10050 E. Sonoran Vista Circle, Scottsdale, Arizona 85255; Fred Burstein, 510 First Avenue North, Suite 600, Minneapolis, Minnesota 55403; Anthony Silverman, 7625 E. Via Del Reposo, Scottsdale, Arizona 85258; Laurus Capital Management, LLC, 825 Third Avenue, 14th Floor, New York, New York 10022.

(3)	Includes 630,000 shares of common stock underlying warrants that were exercisable on September 13, 2010 or within 60 days thereafter.

(4)	Includes 500,000 shares of common stock underlying stock options that were exercisable on September 13, 2010, or within 60 days thereafter.

(5)	Includes 600,000 shares of common stock underlying stock options that were exercisable on September 13, 2010, or within 60 days thereafter.

Item 13. Certain Relationships And Related Transactions, and Director Independence.

Except as set forth below, the Company did not have any transactions during fiscal years 2010 and 2009 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $120,000.

Two of our directors receive monthly compensation in the amount of $1,500 per month for the services they provide to the Company.

A former director receives monthly compensation in the amount of $1,000 as consideration for rent.

A director exercised an option to purchase 100,000 shares of common stock of the company for $9,000.

Director Independence

Our directors, during the fiscal year ended June 30, 2010 were Stanley L. Schloz and Fred Burstein. Mr. Schloz is also our President and Chief Executive and Financial Officer and is therefore not considered independent. While the OTC Bulletin Board does not prescribe independence requirements for board members, the Company believes the remainder of its Board members are “independent” within the meaning of the listing standards of the NADAQ Stock Market.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2010 and 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. All other fees consist primarily of fees incurred to review our registration statement filings, proxy statements, and 8-K’s related to the asset sales.

		June 30, 2010	June 30, 2009

(i)	Audit Fees	$10,000	$15,000
(ii)	Audit Related Fees	—	—
(iii)	Tax Fees	—	$2,500
(iv)	All Other Fees	—	$8,490

Audit Committee Pre-Approval Policies and Procedures

The entire board of directors acts as the Company’s Audit Committee. The Audit Committee does not have a financial expert serving on its committee at this time due to the size and nature of the Company. The Company intends to seek such an expert at such time as it ceases to be a “shell.”

All audit and non-audit services are pre-approved by the Audit Committee, which consists of the members of the board of directors which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures. The Audit Committee has considered the role of Seale and Beers CPAs in providing services to us for the fiscal years ended June 30, 2010 and 2009 and has concluded that such services are compatible with such firm’s independence.

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
Dated: October 13, 2010

          In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanley L. Schloz	President, CEO, CFO and Director	October 13, 2010

Stanley L. Schloz	(Principal Executive and Financial Officer)

/s/ Fred Burstein	Director	October 13, 2010

Fred Burstein

EXHIBIT INDEX

Exhibit Number	Description	By Reference from Document	No. In Document

3.1	Registrant’s Articles of Incorporation	A	3.1

3.1.1	Registrant’s Amendment to its Articles of Incorporation, dated November 7, 1988	A	3.1.1

3.1.2	Registrant’s Amendment to its Articles of Incorporation, dated June25, 1991	B	3.1.2

3.1.3	Registrant’s Certificate of Reverse Stock Split, dated February 15, 1994	C	3.1.3

3.1.4	Registrant’s Certificate of Designation of Series A Preferred Stock, dated June 27, 1996	D	3.1.4

3.1.5	Registrant’s Amendment to Articles of Incorporation, dated June 25, 1996	D	3.1.5

3.1.6	Registrant’s Certificate of Designation of Series B Preferred Stock, dated March 31, 1999	E	3.1.6

3.1.7	Registrant’s Amendment to Articles of Incorporation, dated October 7, 1999.	F	3.1

3.1.8	Certificate of Correction to Certificate of Amendment to Articles of Incorporation of Vitrix, Inc., dated June 16, 2005	H	3.1.8

3.1.9	Registrant’s Amendment to Articles of Incorporation, dated April 20, 2007	J	3.1

3.1.10	Registrant’s Amendment to Articles of Incorporation, dated February4, 2008	L	99.1

3.1.11	Registrant’s Amendment to Articles of Incorporation, dated June __,2009	*	—

3.2	Amended Bylaws of the Registrant	C	3.2

4.1	Registrant’s Form of Common Stock Certificate	A	4.1

10.1	1999 Equity Compensation Plan	E	10.7

10.2	Registration Rights Agreement, dated March 22, 2004, among Time America, Inc. and Laurus Master Fund, Ltd.	G	10.6

10.3	Common Stock Purchase Warrant, dated January 3, 2006, issued to Laurus Master Fund, Ltd.	I	10.4

10.4	Registration Rights Agreement, dated January 3, 2006, between Time America, Inc., a Nevada corporation, and Laurus Master Fund, Ltd.	I	10.5

Exhibit Number	Description	By Reference from Document	No. In Document

10.5	Asset Purchase Agreement, dated February 4, 2008, between NETtime Solutions, Inc. (Nevada) and NETtime Solutions, LLC(Arizona)	K	99

22	Matter submitted to vote of securities holders	M	—

31	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934	*	—

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*	—

*	Filed herewith.
A.	Form S-18 Registration Statement No. 33-25704-NY.
B.	Form 10-K Annual Report of the Registrant for the fiscal year ended June 30, 1991.
C.	Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1994.
D.	Form 8-K Current Report reporting event on June 28, 1996.
E.	Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1999.
F.	Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended September 30, 1999.
G.	Form 8-K Current Report reporting event on March 22, 2004.
H.	Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 2005.
2I.	Form 10-QSB Quarterly Report of the Registrant for the quarter ended December 31, 2005.
J.	Form 8-K Current Report reporting event on May 10, 2007.
K.	Form 8-K Current Report reporting event on February 8, 2008
L.	Form 8-K/A Current Report reporting event on February 15, 2008
M.	Form DEF-14A Other Definitive Proxy Statement

TEMPCO, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS FOR THE
YEARS ENDED JUNE 30, 2010 AND 2009

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tempco, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Tempco, Inc. (A Development Stage Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2010 and 2009, and since reentering development stage on February 5, 2008 through June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tempco, Inc. (A Development Stage Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2010 and 2009, and since reentering development stage on February 5, 2008 through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the consolidated financial statements, the Company does not engage in any business activities that provide cash flow and has accumulated a total deficit of $11,589,162, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

October 11, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

TEMPCO, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2010	June 30, 2009

Current assets:
Cash and cash equivalents	$114,779	$213,943
Prepaid expenses	9,824	10,355

Total current assets	124,603	224,298

Total assets	$124,603	$224,298

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$3,638	$—
Accrued liabilities	397	—

Total current liabilities	4,035	—

Commitments and Contingencies:	—	—

Stockholders’ equity (deficit):
Common stock, $.005 par value 50,000,000 authorized; 11,490,016 and 11,390,881 shares outstanding, net of nil and 6,478,693 treasury shares	89,845	89,349
Additional paid in capital	11,619,885	12,453,732
Accumulated deficit prior to reentering the development stage	(11,160,829)	(11,160,829)
Deficit accumulated in the development stage	(428,333)	(315,603)
Treasury stock, at cost (6,478,693 shares)	—	(842,351)

Total stockholders’ equity (deficit)	120,568	224,298

Total liabilities and stockholders’ equity (deficit)	$124,603	$224,298

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

TEMPCO, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative Since
	Year Ended		Reentering
	June 30,		Development Stage on
	2010	2009	February 5, 2008

Costs and expenses
General and administrative	$77,280	$175,668	$293,930
Directors fees	36,000	84,684	157,320

Operating loss	(113,280)	(260,352)	(451,250)

Other income (expense)
Interest expense	—	(219)	(424)
Interest income	600	9,637	23,441

Total other income	600	9,418	23,017

Net loss from continuing operations	(112,680)	(250,934)	(428,233)

Provision for income taxes	50	50	100

Net loss	$(112,730)	$(250,984)	$(428,333)

Basic and diluted net loss per common share:	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	11,418,124	11,403,654

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

TEMPCO, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Treasury Stock		Additional Paid in	Accumulated Deficit Prior to rentering Development	Deficit Accumulated Since Reentering the Development Stage on February 5,

	Shares	Amount	Shares	Amount	Capital	Stage	2008	Total

Balance at June 30, 2007	15,030,481	75,153	—	—	9,889,188	(11,799,579)	—	(1,835,238)
Stock based compensation	—	—	—	—	62,347	—	—	62,347
Reclassification of restricted shares to equity	351,923	1,760	—	—	205,875	—	—	207,635
Shares surrendered in relation to Asset Sale	—	—	(6,478,693)	(842,351)	—	—	—	(842,351)
Contributed capital adjustment related to Asset Sale	—	—	—	—	2,022,904	—	—	2,022,904
Sale of common stock in April 2008 Private Placement at $.10 per share, net of fees	2,500,000	12,500	—	—	212,500	—	—	225,000
Net income (loss)	—	—	—	—	—	638,750	(64,619)	574,131

Balance at June 30, 2008	17,882,404	89,413	(6,478,693)	(842,351)	12,392,814	(11,160,829)	(64,619)	414,428
Stock based compensation	—	—	—	—	60,854	—	—	60,854
Shares surrendered	(12,830)	(64)	—	—	64	—	—	—
Net loss	—	—	—	—	—	—	(250,984)	(250,984)

Balance at June 30, 2009	17,869,574	89,349	(6,478,693)	(842,351)	12,453,732	(11,160,829)	(315,603)	224,298
Shares issued for option exercise	100,000	500	—	—	8,500	—	—	9,000
Correction of shares outstanding	(865)	(4)	—	—	4	—	—	—
Cancellation of Treasury Shares	(6,478,693)	—	6,478,693	842,351	(842,351)	—	—	—
Net loss	—	—	—	—	—	—	(112,730)	(112,730)

Balance at June 30, 2010	11,490,016	$89,845	—	—	$11,619,885	$(11,160,829)	$(428,333)	$120,568

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

TEMPCO, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,		Cumulative Since Reentering the Development Stage on
	2009	2009	February 5, 2008

Operating activities
Net loss	$(112,730)	$(250,984)	(428,333)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Loss on settlement of notes receivable	—	69,750	69,750
Accrued interest receivable	—	(14,750)	(14,750)
Stock based compensation	—	60,854	87,900
Changes in Assets and Liabilities:
Prepaid expenses	531	(796)	(22,823)
Accrued interest receivable	—	7,250	—
Accounts payable	3,638	(9,224)	3,638
Accrued liabilities	397	—	397

Net cash used by operating activities	(108,164)	(137,900)	(304,221)

Investing activities
Collection of note receivable	—	145,000	145,000

Net cash provided by investing activities	—	145,000	145,000

Financing activities:
Repayment of debt	—	(5,435)	—
Proceeds from sale of common stock	—	—	225,000
Proceeds from exercise of options and warrants	9,000	—	9,000

Net cash provided (used) by financing activities	9,000	(5,435)	234,000

Net change in cash and cash equivalents	(99,164)	1,665	74,779

Cash and cash equivalents at beginning of period	213,943	212,278	40,000

Cash and cash equivalents at end of year	$114,779	$213,943	$114,779

Supplemental disclosures:
Cash paid for income taxes	$50	$50	$50

Cash paid for interest	$—	$219	$424

Non-cash investing and financing activities	$—	$—	$—

The Accompanying Notes are an Integral Part
of the Consolidated Financial Statements

TEMPCO, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Basis of Presentation and Description of Business

Tempco, Inc. was incorporated in Nevada in June 1988 as Richard Barrie Fragrances, Inc. Over the years, the Company changed its name several times, most NETtime Solutions, Inc. in January 2007 to Tempco, Inc. on February 4, 2008 to Tempco, Inc. The consolidated financial statements include the accounts of Tempco, Inc. and its wholly-owned subsidiaries (collectively, the “Company”), NETtime Solutions, Inc. an Arizona corporation, and Net Edge Devices, LLC, an Arizona Limited Liability Company. All intercompany accounts and transactions have been eliminated in consolidation.

As Time America, Inc. and NETtime Solutions, Inc. the Company operated as a time and attendance software company. In February, 2008 the time attendance software business was sold (“the 2008 Asset Sale”), and the Company is currently researching other business opportunities. Due to the 2008 Asset Sale, the Company has reentered the development stage and following this sale, the Company has limited operations and therefore the Company is considered a development stage company. The Company intends to locate and combine with an existing company that is profitable or which, in management’s view, has growth potential, irrespective of the industry in which it is engaged. A combination may be structured as a merger, consolidation, exchange of the Company’s common stock for stock or assets or any other form.

Pending negotiation and consummation of a combination the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. The Company believes that the cash on hand at June 30, 2010 is not sufficient to fund its operations until the earlier of a combination or a period of one year. If necessary to continue as a going concern, pending consummation of a transaction, the Company intends to either seek additional equity or debt financing. No assurances can be given that such equity or debt financing will be available, nor can there be any assurance that a combination transaction will be consummated. Should the Company be required to incur any significant liabilities prior to a combination transaction, including those associated with the current minimal level of general and administrative expenses, it may not be able to satisfy those liabilities in the event it was unable to obtain additional equity or debt financing.

Reclassifications

Certain prior year balances have been reclassified to conform with current year presentation. These changes have no effect on previously reported net loss.

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

Advertising Expense

Advertising costs are expensed when incurred. For the years ended June 30, 2010 and June 30, 2009 we did not incur any advertising costs.

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

Income (Loss) Per Share:

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Potentially dilutive securities are options and warrants that are exercisable into common stock. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share. At June 30, 2010 and 2009, there were options and warrants outstanding to purchase 3,572,287 and 3,692,944, respectively, shares of the Company’s common stock. At June 30, 2010 and 2009, there were no potentially dilutive securities included in the calculation as their effect was anti-dilutive.

Recent Accounting Pronouncements

The Company has implemented all new relevant accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Revenue Recognition

Revenue is recognized when title and risk of loss has been transferred to customer and collectability is reasonably assured. At June 30, 2010 and 2009 we did not have any revenues.

Note 3 – Income Taxes

As of June 30, 2010 and 2009 deferred tax assets consist of the following:

	2010	2009

Federal loss carryforwards	$2,409,000	$2,373,000
State loss carryforwards	183,000	271,000
Other	21,000	21,000

	2,613,000	2,665,000
Less: valuation allowances	(2,613,000)	(2,665,000)

	$—	$—

TEMPCO, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has established a valuation allowance equal to the full amount of the deferred tax assets primarily because of uncertainty in the utilization of net operating loss carryforwards.

As a result of stock ownership changes, the Company’s ability to utilize net operating losses in the future could be limited, in whole or part, under Internal Revenue Code Section 382. The Company was treated as an S-Corporation for income tax purposes through May 13, 1997. As of June 30, 2010 the Company’s federal and state net operating loss carryforwards were approximately $7,527,000 and $2,283,600, respectively, and expire through 2030 as follows:

Expiration June 30,	Federal Net Operating Loss Carryforwards	Expiration June 30,	State Net Operating Loss Carryforwards

2021	$1,920,274	2011	$1,919,918
2022	687,018	2014	250,984
2023	179,972	2015	112,730
2024	1,135,796
2025	1,335,057
2026	1,905,260
2029	250,984
2030	112,730

	$7,527,091		$2,283,632

The Company’s tax expense differed from the statutory rate primarily due to the $36,000 change in the deferred tax asset valuation allowance.

Note 4 – Stockholders’ Equity

The Company has 50,000,000 shares of Common Stock authorized, of which 11,490,811 shares are issued and outstanding. There are also authorized 10,000,000 shares of preferred stock, none of which are issued and outstanding.

The Company cancelled 6,478,693 shares of common stock which had previously been classified as treasury shares.

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

During fiscal year 2008, the Company issued options to purchase 1,500,000 shares of its common stock for services and Director’s fees. The options vested over a period of 13 months. Included in Directors expense at June 30, 2009 was $48,684 related to the aforementioned options.

TEMPCO, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model. There have not been any stock options issued since the fiscal year ended June 2008. The assumptions used at the time of the most recent issuances were as follows:

Expected volatility	106%
Risk-free interest rate	2%
Expected dividends	0%
Expected lives (in years)	3

The weighted average fair value at date of grant for options granted during the year ended June 30, 2008 approximated $.06.

A summary of the activity of options under the plan and non-statutory options granted outside the plan follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at June 30, 2009	2,692,287	$1.07
Granted	—	—
Exercised	(100,000)	0.09
Expired	(20,000)	2.20
Forfeited	—	—

Outstanding at June 30, 2010	2,572,287	$0.29

During the year ended June 30, 2010, the Company received proceeds of $9,000 from the exercise of an option.

Additional information about outstanding options to purchase the Company’s common stock as of June 30, 2010 is as follows:

	Options Outstanding				Options Exercisable

Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.91-$0.60	514,520	3.43	$0.76	$—	514,520	5.43	$0.76	$—
$0.51-$0.40	385,000	4.71	$0.46	$—	385,000	4.71	$0.46	$—
$0.32-$0.30	120,000	2.32	$0.31	$—	120,000	2.32	$0.31	$—
$0.16-$0.13	152,767	7.04	$0.15	$22,370	152,767	7.04	$0.15	$22,370
$0.09	1,400,000	5.66	$0.09	$294,000	1,400,000	5.66	$0.09	$294,000

	2,572,287				2,572,287

During the year ended June 30, 2010 the Company did not recognize compensation as all stock options under the Plan had previously vested.

TEMPCO, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non-Employee Stock Options and Warrants:

As of June 30, 2010 the Company has warrants outstanding that were issued primarily in connections with prior financing arrangements. Activity relative to these warrants for the year ended June 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price

Warrants outstanding - beginning of year	880,000	$0.72
Granted	—	—
Expired	—	—

Warrants outstanding - end of year	880,000

All the warrants outstanding as of June 30, 2010 are exercisable and have weighted average remaining life of 1.89 years.

Note 5 – Related Party Transactions

The Company leases office space from a related party in Scottsdale, Arizona on a month to month basis. Monthly rent expense on the lease is $1,000. For the years ended June 30, 2010 and 2009, rent expense was $12,000 per year in relation to the related party lease.

The Company has agreements with its two Directors whereby they receive compensation in the amount of $1,500 per month. For the years ended June 30, 2010 and 2009, the Company has recognized directors fee expense in the amounts of $36,000 and $84,684, respectively. The expense for the year ended June 30, 2009 included $48,684 of stock based compensation expense related to stock options issued during fiscal 2008.

Note 6 – Prepaid Expenses

Prepaid expenses at June 30, 2010 and 2009 represent the unamortized balance of an insurance policy.

Note 7 – Going Concern

At June 30, 2010 the Company does not engage in any business activities that provide cash flow. As of June 30, 2010, we have approximately $114,700 in cash and cash equivalents. We do not believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. We will have to seek additional funds. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. The financial statements do not contain any adjustments that might result from these uncertainties.

Note 8 – Subsequent Events

We have adopted authoritative guidance related to “Subsequent Events” and have evaluated for disclosure subsequent events that have occurred after June 30, 2010.

The Company filed a Proxy Statement with the Securities and Exchange Commission on July 29, 2010. Pending shareholder approval, the Company’s authorized capital would be increased from 50,000,000 shares of common stock to 200,000,000. Additionally, the Board of Directors would be authorized to change the name of the Company from Tempco, Inc. to another name they determined would better reflect the identity of the Company.