Form 10-Q
period 2010-09-30
Tempco, Inc.
filed 2010-11-12
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

___	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File number 001-10320

Tempco, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	13-3465289
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

7625 East Via Del Reposo, Scottsdale, AZ 85258

(Address of principal executive offices)

(480) 272-8745

(Issuer's telephone number)

_________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X       No  ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)   Yes  ___     No    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated Filer ___
Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    X      No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 1, 2010 the issuer had 11,490,016 shares of Common Stock outstanding, par value $.005 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$84,926	$114,779
Prepaid expenses	6,638	9,824

Total current assets	91,564	124,603

Total Assets	$91,564	$124,603

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$3,940	$3,638
Accrued liabilities	1,035	397

Total current liabilities	4,975	4,035

Total Liabilities	4,975	4,035

Commitments:	—	—

Stockholders' equity (deficit):
Common stock, $.005 par value 50,000,000 authorized; 11,490,016 issued and outstanding	89,845	89,845
Additional paid in capital	11,619,885	11,619,885
Accumulated deficit prior to reentering the development stage	(11,160,829)	(11,160,829)
Deficit accumulated in the development stage	(462,312)	(428,333)

Total stockholders' equity (deficit)	86,589	120,568

Total liabilities and stockholders' equity (deficit)	$91,564	$124,603

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			Cumulative Since
			Reentering the
			Development Stage,
	Three Months Ended		February 5, 2008 to
	Setember 30,		September 30,
	2010	2009	2010

Costs and Expenses
General and administrative	$25,040	$21,377	$318,970
Directors fees	9,000	9,000	166,320
Operating loss	34,040	30,377	485,290

Net loss from operations	(34,040)	(30,377)	(485,290)

Other Income (Expense)
Interest expense	—	—	(424)
Interest income	61	228	23,502
	61	228	23,078

Provision for income taxes	—	—	100

Net Loss	$(33,979)	$(30,149)	$(462,312)

Basic and diluted loss per share	$—	$—

Basic and diluted weighted average common shares outstanding	11,490,016	11,403,647

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Cumulative Since
			Reentering the
			Development Stage,
	Three Months Ended		February 5, 2008 to
	September 30,		September 30,
	2010	2009	2010

Cash flows from operating activities:
Net income	$(33,979)	$(30,149)	(462,312)
Adjustments to reconcile net income to net cash provided (used) by operating activities:	—	—
Stock based compensation	—	—	87,900
Loss on settlement of note receivable and accrued interest	—	—	69,750
Accrued interest receivable	—	—	(14,750)
Changes in Assets and Liabilities:
Prepaid expenses	3,186	3,186	(19,637)
Accounts payable	302	6,828	3,940
Accrued liabiliites	638	—	1,035
Net cash used by operating activities	(29,853)	(20,135)	(334,074)

Cash flows from investing activities:
Collection of note receivable	—	—	145,000
Net cash provided by investing activities	—	—	145,000

Cash flows from financing activities:
Repayment of debt	—	—	—
Proceeds from sale of common stock	—	—	225,000
Proceeds from exercise of option	—	—	9,000
Net cash used by financing activities	—	—	234,000

Net change in cash and cash equivalents	(29,853)	(20,135)	44,926

Cash and cash equivalents at beginning of year	114,779	213,943	40,000
Cash and cash equivalents at end of period	$84,926	$193,808	$84,926

Supplemental Disclosures:
Cash paid for income taxes	$—	$—	$100
Cash paid for interest	$—	$—	$424

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note A - Basis of Presentation and Interim Consolidated Financial Statements

Tempco, Inc. was incorporated in Nevada in June 1988 as Richard Barrie Fragrances, Inc. Over the years, the Company changed its name several times, most recently to Tempco, Inc. on February 4, 2008. The consolidated financial statements include the accounts of Tempco, Inc. and its wholly-owned subsidiaries (collectively, the “Company”), NETtime Solutions, Inc. an Arizona corporation, and Net Edge Devices, LLC, an Arizona Limited Liability Company. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Tempco, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three month period ended September 30, 2010, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.  For the three months ended September 30, 2010 and 2009, no securities were included in weighted average shares outstanding as the effect would be anti-dilutive.

Note C - Recent Accounting Pronouncements

The Company has implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note D - Going Concern

At September 30, 2010 the Company does not engage in any business activities that provide cash flow. We have approximately $85,000 in cash and cash equivalents. We do not believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. We will have to seek additional funds. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. The financial statements do not contain any adjustments that might result from these uncertainties.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note E - Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2010 and through the date the financial statements were issued. Management concluded that no subsequent events required disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

Overview

This quarterly report on Form 10-Q covers the quarterly period ended September 30, 2010.  The Company has no operating business and is, in effect, a “shell” company with no significant liabilities and minimal cash.  Our management team and board of directors currently are looking for a private company that it can merge with or acquire and that has an operating business that will help increase shareholder value.  No such company has yet been identified and there is no assurance of any success in this regard.  Your review of this quarterly report should be read with the above facts in mind.

Current Business Strategy

The Board has determined to maintain the Company as a public “shell” corporation, which will seek suitable business combination opportunities.  The Board believes that a business combination with an operating company has the potential to create greater value for the Company’s stockholders than a liquidation or similar distribution.

Critical Accounting Policies

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2010.

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

Plan of Operation

The Company’s current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of September 30, 2010, we have approximately $85,000 in cash and cash equivalents. We do not believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. We will have to seek additional funds.

During the next 12 months we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports;

(ii)	Officer and director’s salaries and rent; and

(iii)	Consummating an acquisition.

We believe we will be able to meet these costs through use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations.  Accordingly, the Company’s financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company’s operations. As a result, the Company’s independent registered public accounting firm has issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2010.

Prior to consummating a business combination transaction, we do not anticipate:

(i)	Any expenditures for research and development;

(ii)	Any expenditures or cash receipts for the purchase or sale of any property plant or equipment; or

(iii)	Any significant change in the number of employees.

General and Administrative Expenses

For the three months ended September 30, 2010 and 2009 we have recorded general and administrative expenses of $34,040 and $30,377, respectively, which includes directors fees of $9,000 for each quarter. Our general and administrative expenses in the current and prior fiscal year consist primarily of legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity. The increase in the current fiscal quarter from the prior fiscal quarter is due to an increase in legal fees.  Our general and administrative expenses from the date of reentering the development stage (February 5, 2008) through September 30, 2010 were $485,290, which includes directors’ fees of $166,320.

Net Loss

For the three months ended September 30, 2010 and 2009, we have reflected net loss of $33,979 and $30,149, respectively. The increase in the net loss is due to an increase in legal fees from the same period of the prior fiscal year. Our net loss from the date of reentering the development stage (February 5, 2008) through September 30, 2010 was $462,312.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our principal executive and financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended September 30, 2010 (the “Evaluation Date”), has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING INFORMATION

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  Investors are cautioned that these forward-looking statements that are not historical facts are only predictions.  No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report.  These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information.  Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected.  The inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially.  There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

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

Item 4. Removed and Reserved

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

Dated:  November 12, 2010

By  /s/ Stanley L. Schloz

Stanley L. Schloz

President and Chief Executive and Financial Officer