Form 10-Q
period 2010-12-31
Tempco, Inc.
filed 2011-02-03
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 12, 2011 the issuer had 11,490,016 shares of Common Stock outstanding, par value $.005 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$70,099	$114,779
Prepaid expenses	3,452	9,824

Total current assets	73,551	124,603

Total Assets	$73,551	$124,603

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$7,406	$3,638
Accrued liabilities	50	397

Total current liabilities	7,456	4,035

Total Liabilities	7,456	4,035

Commitments:	—	—

Stockholders' equity (deficit):
Common stock, $.005 par value 50,000,000 authorized; 11,490,016 issued and outstanding	89,845	89,845
Additional paid in capital	11,619,885	11,619,885
Accumulated deficit prior to reentering the development stage	(11,160,829)	(11,160,829)
Deficit accumulated in the development stage	(482,806)	(428,333)

Total stockholders' equity (deficit)	66,095	120,568

Total liabilities and stockholders' equity (deficit)	$73,551	$124,603

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					Cumulative Since
					Reentering the
					Development Stage,
	Three Months Ended		Six Months Ended		February 5, 2008 to
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010

Costs and Expenses
General and administrative	$11,484	$14,547	$36,523	$35,925	$330,454
Directors fees	9,000	9,000	18,000	18,000	175,320
Operating loss	20,484	23,547	54,523	53,925	505,774

Net loss from operations	(20,484)	(23,547)	(54,523)	(53,925)	(505,774)

Other Income (Expense)
Interest expense	—	—	—	—	(424)
Interest income	40	163	100	391	23,542
	40	163	100	391	23,118

Provision for income taxes	50	50	50	50	150

Net Loss	$(20,494)	$(23,434)	$(54,473)	$(53,584)	$(482,806)

Basic and diluted loss per share	$—	$—	$—	$—

Basic and diluted weighted average common shares outstanding	11,490,016	11,390,881	11,490,016	11,390,881

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Cumulative Since
			Reentering the
			Development Stage,
	Six Months Ended		February 5, 2008 to
	December 31,		December 31,
	2010	2009	2010

Cash flows from operating activities:
Net income	$(54,473)	$(53,584)	(482,806)
Adjustments to reconcile net income to net cash provided (used) by operating activities:	—	—
Stock based compensation	—	—	87,900
Loss on settlement of note receivable and accrued interest	—	—	69,750
Accrued interest receivable	—	—	(14,750)
Changes in Assets and Liabilities:
Prepaid expenses	6,372	6,372	(16,451)
Accounts payable	3,768	—	7,406
Accrued liabiliites	(347)	—	50
Net cash used by operating activities	(44,680)	(47,212)	(348,901)

Cash flows from investing activities:
Collection of note receivable	—	—	145,000
Net cash provided by investing activities	—	—	145,000

Cash flows from financing activities:
Proceeds from sale of common stock	—	—	225,000
Proceeds from exercise of option	—	—	9,000
Net cash used by financing activities	—	—	234,000

Net change in cash and cash equivalents	(44,680)	(47,212)	30,099

Cash and cash equivalents at beginning of year	114,779	213,943	40,000
Cash and cash equivalents at end of period	$70,099	$166,731	$70,099

Supplemental Disclosures:
Cash paid for income taxes	$—	$—	$100
Cash paid for interest	$—	$—	$424

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

The accompanying unaudited condensed consolidated financial statements of Tempco, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three month period ended December 31, 2010, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.  For the three and six months ended December 31, 2010 and 2009, no securities were included in weighted average shares outstanding as the effect would be anti-dilutive.

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

Note D - Going Concern

At December 31, 2010 the Company does not engage in any business activities that provide cash flow. We have approximately $70,000 in cash and cash equivalents. We do not believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. We will have to seek additional funds. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. The financial statements do not contain any adjustments that might result from these uncertainties.

Note E - Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2010 and through the date the financial statements were issued. Management concluded that no subsequent events required disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

Overview

This quarterly report on Form 10-Q covers the quarterly period ended December 31, 2010.  The Company has no operating business and is, in effect, a “shell” company with no significant liabilities and minimal cash.  Our management team and board of directors currently are looking for a private company that it can merge with or acquire and that has an operating business that will help increase shareholder value.  Your review of this quarterly report should be read with the above facts in mind.

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

Plan of Operation

The Company’s current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of December 31, 2010, we have approximately $70,000 in cash and cash equivalents. We do not believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. We will have to seek additional funds.

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

General and Administrative Expenses

For the three and six months ended December 31, 2010 we have recorded general and administrative expenses of $11,484 and $36,523, as compared to $14,547 and $35,925 for the same periods of the prior fiscal year. Our general and administrative expenses in the current and prior fiscal year consist primarily of legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity. Our general and administrative expenses from the date of reentering the development stage (February 5, 2008) through December 31, 2010 were $330,454.

Net Loss

For the three and six months ended December 31, 2010, we have reflected net loss of $20,494 and $54,473, respectively as compared to $23,434 and $53,584 of the same period of the prior fiscal year. Our net loss from the date of reentering the development stage (February 5, 2008) through December 31, 2010 was $482,806.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our principal executive and financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended December 31, 2010 (the “Evaluation Date”), has concluded that, as of such date, our disclosure controls and procedures were effective.

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

Dated:  February 3, 2011

By  /s/ Stanley L. Schloz

Stanley L. Schloz

President and Chief Executive and Financial Officer