Form 10-Q
period 2011-03-31
Tempco, Inc.
filed 2011-05-03
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 10, 2011 the issuer had 11,490,016 shares of Common Stock outstanding, par value $.005 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$28,348	$114,779
Prepaid expenses	265	9,824

Total current assets	28,613	124,603

Total Assets	$28,613	$124,603

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$4,714	$3,638
Accrued liabilities	50	397

Total current liabilities	4,764	4,035

Total Liabilities	4,764	4,035

Commitments:	—	—

Stockholders' equity (deficit):
Common stock, $.005 par value 50,000,000 authorized; 11,490,016 issued and outstanding	89,845	89,845
Additional paid in capital	11,619,885	11,619,885
Accumulated deficit prior to reentering the development stage	(11,160,829)	(11,160,829)
Deficit accumulated in the development stage	(525,052)	(428,333)

Total stockholders' equity (deficit)	23,849	120,568

Total liabilities and stockholders' equity (deficit)	$28,613	$124,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					Cumulative Since
					Reentering the
					Development Stage,
	Three Months Ended		Nine Months Ended		February 5, 2008 to
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011

Costs and Expenses
General and administrative	$33,251	$14,229	$69,774	$50,153	$363,705
Directors fees	9,000	9,000	27,000	27,000	184,320
Operating loss	42,251	23,229	96,774	77,153	548,025

Net loss from operations	(42,251)	(23,229)	(96,774)	(77,153)	(548,025)

Other Income (Expense)
Interest expense	—	—	—	—	(424)
Interest income	5	125	105	391	23,547
	5	125	105	391	23,123

Provision for income taxes	—	—	50	50	150

Net Loss	$(42,246)	$(23,104)	$(96,719)	$(76,812)	$(525,052)

Basic and diluted loss per share	$—	$—	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	11,490,016	11,390,881	11,490,016	11,390,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Cumulative Since
			Reentering the
			Development Stage,
	Nine Months Ended		February 5, 2008 to
	March 31,		March 31,
	2011	2010	2011

Cash flows from operating activities:
Net income	$(96,719)	$(76,687)	(525,052)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Stock based compensation	—	—	87,900
Loss on settlement of note receivable and accrued interest	—	—	69,750
Accrued interest receivable	—	—	(14,750)
Changes in Assets and Liabilities:
Prepaid expenses	9,559	9,558	(13,264)
Accounts payable	1,076	180	4,714
Accrued liabiliites	(347)	—	50
Net cash used by operating activities	(86,431)	(66,949)	(390,652)

Cash flows from investing activities:
Collection of note receivable	—	—	145,000
Net cash provided by investing activities	—	—	145,000

Cash flows from financing activities:
Proceeds from sale of common stock	—	—	225,000
Proceeds from exercise of option	—	—	9,000
Net cash used by financing activities	—	—	234,000

Net change in cash and cash equivalents	(86,431)	(66,949)	(11,652)

Cash and cash equivalents at beginning of year	114,779	213,943	40,000
Cash and cash equivalents at end of period	$28,348	$146,994	$28,348

Supplemental Disclosures:
Cash paid for income taxes	$—	$50	$100
Cash paid for interest	$—	$—	$424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

The accompanying unaudited condensed consolidated financial statements of Tempco, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine month period ended March 31, 2011, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the three and nine months ended March 31, 2011 and 2010, no securities were included in weighted average shares outstanding as the effect would be anti-dilutive.

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

Note D - Going Concern

At March 31, 2011 the Company does not engage in any business activities that provide cash flow. We have $28,348 in cash and we do not believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. We will have to seek additional funds. Management plans to raise funds through a private placement, however, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. The financial statements do not contain any adjustments that might result from these uncertainties.

Note E - Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2011 and through the date the financial statements were issued. Management concluded that no subsequent events required disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

Overview

This quarterly report on Form 10-Q covers the quarterly period ended March 31, 2011. The Company has no operating business and is, in effect, a “shell” company with no significant liabilities and minimal cash. Our management team and board of directors currently are looking for a private company that it can merge with or acquire and that has an operating business that will help increase shareholder value. Your review of this quarterly report should be read with the above facts in mind.

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

Plan of Operation

The Company’s current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of March 31, 2011, we have approximately $28,340 in cash and cash equivalents as compared to cash of $114,779 at June 30, 2010. We do not believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. We will have to seek additional funds.

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

General and Administrative Expenses

For the three and nine months ended March 31, 2011 we have recorded general and administrative expenses of $33,251 and $69,774, as compared to $14,229 and $50,153 for the same periods of the prior fiscal year. Our general and administrative expenses in the current and prior fiscal year consist primarily of legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity. The increase in the current fiscal year over the prior fiscal year primarily relates to increases in legal fees associated with investigating business opportunities. Our general and administrative expenses from the date of reentering the development stage (February 5, 2008) through March 31, 2011 were $363,705.

Net Loss

For the three and nine months ended March 31, 2011, we have reflected net loss of $42,246 and $96,719, respectively as compared to $23,104 and $76,812 of the same period of the prior fiscal year. Our net loss from the date of reentering the development stage (February 5, 2008) through March 31, 2011 was $525,052.

Liquidity and Capital Resources

At March 31, 2011 we had cash of $28,348 and $265 in prepaid expenses as compared to cash of $114,779 and prepaid expenses totaling $9,824 at June 30, 2010. Total assets at March 31, 2011 were $28,613 and $124,603 at June 30, 2010. Our current liabilities at March 31, 2011 totaled $4,764 as compared to $4,035 at June 30, 2010. The primary reason in the decline in our current assets from the year ended June 30, 2010 is due to the use of cash to fund our operating expenses.

We had working capital of $23,849 at March 31, 2011 as compared to $120,568 at June 30, 2010. Unless we secure debt or equity financing, of which there can be no assurance, or enter into some form of business combination, we may be forced to discontinue our limited operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our principal executive and financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended March 31, 2011 (the “Evaluation Date”), has concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Dated:  May 2, 2011

By  /s/ Stanley L. Schloz

Stanley L. Schloz

President and Chief Executive and Financial Officer