Form 10-K
period 2011-06-30
Tempco, Inc.
filed 2011-10-05
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,334,879.

At September 28, 2011, the issuer had outstanding 11,490,016 shares of Common Stock, par value $.005 per share.

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

Item 1.  Description of Business.

General

Tempco, Inc. is a Nevada corporation originally incorporated in 1988 as Richard Barrie Fragrances, Inc. From March 1996 through February 2000 it operated as a “shell company” under the name FBR Capital Corp. In February 2000, it was merged with an operating company engaged in developing and selling employee time keeping systems. Its name was then changed to Vitrix, Inc., changed again to Time America, Inc. in November, 2003, and changed yet again to NETtime Solutions, Inc. in May 2007. Upon the sale of substantially all of its operating assets in February, 2008, it again became a shell company with no business plan except to seek to acquire or merge with an operating company and its name was changed to Tempco, Inc. As of June 30, 2011 its sole assets are $6,615 in cash and prepaid expenses of $9,892.

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

Item 1A.  Risk Factors.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Description of Property.

We do not own any real property.  The Company’s corporate headquarters are located in the offices of a shareholder, located in Scottsdale, Arizona.

Item 3.  Legal Proceedings.

As of the date of this report, we were not currently involved in any legal proceedings.

Item 4.  Removed and Reserved.

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

	High	Low
Fiscal Year Ended: June 30, 2010
First Quarter	$0.35	$0.15
Second Quarter	0.30	0.07
Third Quarter	0.55	0.07
Fourth Quarter	0.33	0.15

Fiscal Year Ended: June 30, 2011
First Quarter	$0.30	$0.21
Second Quarter	0.35	0.10
Third Quarter	0.35	0.18
Fourth Quarter	0.40	0.26

Holders

As of August 8, 2011 there were approximately 140 holders of record of our common stock.  This does not include beneficial owners holding stock in street name.

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

No underwriters were involved in the foregoing sale of securities.  The securities described in the foregoing paragraph were issued in reliance upon the exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering.  The purchasers of our securities represented to us in connection with their purchase that they were accredited investors and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time.  The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to an effective registration statement or an available exemption from such registration requirement.  We did not engage in any general solicitation or advertising in connection with the sales.  Unless otherwise indicated, the proceeds from the private offering were used for general working capital needs.

Item 6.  Selected Financial Data.

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

Plan of Operation

The Company’s current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of June 30, 2011, we have approximately $6,600 in cash and cash equivalents. We do not believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. We will have to seek additional funds in order to continue our operations for the next twelve months or until such time as we are able to complete a suitable business combination.

During the next 12 months we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports;

(ii)	Officer and director’s salaries and rent; and

(iii)	Consummating an merger.

We believe we will be able to meet these costs through use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations.  Accordingly, the Company’s financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company’s operations. As a result, the Company’s independent registered public accounting firm has issued going concern opinions on the consolidated financial statements of the Company for the fiscal years ended June 30, 2011 and 2010.

Prior to consummating a business combination transaction, we do not anticipate:

(i)	Any expenditures for research and development;

(ii)	Any expenditures or cash receipts for the purchase or sale of any property plant or equipment; or

(iii)	Any significant change in the number of employees.

Revenue

Since February 2008 we have been in the development stage, and accordingly, there are no revenues reflected in our financial statements for the years ended June 30, 2011 or 2010.

General and Administrative Expenses

For the years ended June 30, 2011 and 2010 we have recorded general and administrative expenses of $194,624 and $113,280, respectively. Our general and administrative expenses in the current year consist primarily of officer’s salaries, legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity. The increase in the current year is the result of an increase in legal fees incurred in connection with consummating a proposed merger transaction. From February 5, 2008 (the date of reentering the development stage) through June 30, 2011, we have recorded general and administrative expenses of $645,874.

Net Income

For the years ended June 30, 2011 and 2010, we have reflected net loss of $199,262 and $112,730, respectively. From February 5, 2008 (the date of reentering the development stage) through June 30, 2011, we have reflected net loss of $627,595.

Liquidity and Capital Resources

As of June 30, 2011 we have current assets of $16,507 and a deficit in working capital of $48,694. Over the next twelve months we estimate in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for expenses, which include accounting, legal and other professional fees, as well as filing fees. We must raise cash to cover these expenses and to consummate a merger.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and schedules are included herewith commencing on page F-1.

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2011, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting.

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

We are continuing to prepare for a possible merger with an operating company as previously described in our Current Report on Form 8K, filed on December 28, 2010,  There is as yet no binding agreement with respect to that transaction and no assurance that it will be consummated as planned.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

Information regarding our directors and executive officer is provided below:

FRED BURSTEIN, age 74, has been a director and officer of the company since February 4, 2008, becoming Chief Executive Officer on May 18, 2011. Mr. Burstein has been a lawyer since 1960 practicing law in Minneapolis, Minnesota, and has been retired since 2010 although his license remains active. He holds both his Juris Doctor and Business Administration degrees from the University of Minnesota.

ANTHONY SILVERMAN, age 68, served as a director of Tempco from February 4, 2008 until September 30, 2009. He became a director again on May 11, 2011 and was also named as the Company’s Chief Financial Officer. He continues to assist and advise us in connection with our financing efforts and identifying and conducting negotiations with prospective merger partners, including Esio Franchise. He is the holder, together with his affiliates, of 1,882,640 shares of the common stock of Tempco. He was Founder, Chairman and Chief Executive Officer of Paradise Valley Securities, a registered securities broker-dealer, from 1987 to 1999. For most of his 40 year career in the securities business, Mr. Silverman concentrated in transactions for the financing of micro-cap and small-cap companies. He now primarily manages his personal investments.

ANDREW ECCLESTONE, age 50, was was elected as a Director of the Company on May 18, 2011. He was also elected as Chairman of the Board of Directors. Mr. Ecclestone is presently the portfolio manager of Mountainview Asset Management, a private investment fund in Toronto, Canada, which he founded in June 2002. From October 2000 to May 2002, he was the portfolio manager of Thomson Kernaghan Company Ltd, in Toronto, Canada. From June 1999 to September 2000, Mr. Ecclestone was the corporate finance consultant for Storm Investment Management Ltd. in North York, Ontario, Canada. For the previous three years, he was the senior equity portfolio manager for the Independent Order of Foresters in North York, Ontario. From 1988 until 1996, he performed various portfolio manager responsibilities and held business analyst positions with several companies. Mr. Ecclestone received a Bachelor of Technology Degree, in industrial engineering, from the Ryerson Polytechnical Institute, Toronto, Canada, in 1985 and an M.B.A. from York University, North York, Ontario, in 1988. He has been a Chartered Financial Analyst since 1998.

STANLEY L. SCHLOZ, age 67, served as a Director, President and Treasurer from February 4, 2008 through May 11, 2011 when he resigned. Mr. Schloz retired from Motorola in 1998 after a 32-year career in positions advancing from engineering through senior business management. As Director, Tactical Systems Operations of the Space and Systems Technology Group he was responsible for the strategic direction and performance of the electronic fuse business with over $150,000,000 in annual sales, serving US and foreign governments, along with prime contractors. His organization consisted of over 400 program management, engineering, marketing, and manufacturing associates. Mr. Schloz has been engaged in business management consulting since July 2000. He holds the degree of Bachelor of Science in Electrical Engineering from Iowa State University and has done advanced business studies at Arizona State University.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended June 30, 2011.

Code of Ethics

We have not yet adopted a Code of Business Conduct and Ethics. We are currently working towards developing a formal Code of Business Conduct and Ethics, which will apply to all of our employees, including our Board of Directors. When available, a copy of our Code of Business Conduct and Ethics may, upon request made to us in writing at the following address, be made available without charge: 7625 Via Del Reposo, Scottsdale, Arizona 85258.

Audit Committee, Compensation Committee and Nominating Committee

As of the date of this filing, we do not have a formal Audit Committee, Compensation Committee or Nominating Committee.  We have three directors, Fred Burstein, Anthony Silverman, and Andrew Ecclestone who make all decisions that an audit committee would ordinarily make.  We have no independent members of our Board of Directors and accordingly, we have determined that the Company does not have a member of its Board of Directors (or Audit Committee) that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, or who is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our consolidated financial statements. In addition, we believe that at this time, retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

Item 11.  Executive Compensation.

The following table summarizes all compensation paid to our Chief Executive Officers for each of the fiscal years ended June 30, 2011 and 2010.  We did not have any other executive officers whose total annual salary and bonus exceeded $100,000 for the periods presented.

Summary Compensation Table

			All other
		Salary	Compensation	Total
Name and Principal Position	Year	($)	($)	($)

Fred Burstein, Chief Executive Officer (2)	2011	$25,000	$—	$25,000
	2010	$18,000	$—	$18,000

Anthony Silverman, Chief Financial Officer (3)	2011	$10,000	$10,000	$20,000
	2010	$—	$12,000	$12,000

Stanley L. Schloz, Chief Executive and Financial Officer (1)	2011	$16,000	$—	$16,000
	2010	$18,000	$—	$18,000

___________________

(1)	Mr. Schloz served as a Director, Chief Executive and Financial Officer until May 11, 2011, when he tendered his resignation.

(2)	Mr. Burstein has served as a Director to the Company since February 2008. He began serving as the Chief Executive Officer and President on May 11, 2011.

(3)

Mr. Silverman began serving as a Director and Chief Financial Officer on May 11, 2011. Prior to that time, he provided the Company Office Space at the rate of $1,000 per month, which is included in the table as Other Compensation.

Following is information regarding outstanding equity awards for each of our named executive officers as of the fiscal year ended June 30, 2011:

Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Option exercise price	Option expiration date

Fred Burstein	600,000	$ 0.09	2/28/2016
Anthony Silverman	600,000	$ 0.09	2/28/2016
Stanley L. Schloz	500,000	$ 0.09	2/28/2016

In addition to the compensation paid to our named executive officers’ we paid Directors’ fees as follows:

Directors Compensation

	Fees earned or paid in cash	Total
Name	($)	($)

Andrew Ecclestone	6,500	6,500

Item 12.  Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2011.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	None (1)	$ —	600,000 (2)

Equity compensation plans not approved by security holders	3,107,287 (3)	$ 0.32	—

TOTAL	3,107,287	$ 0.32	600,000

___________________

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under our 1999 Equity Compensation Plan.

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under our 1999 Equity Compensation Plan.

(3)

Represents (a) an aggregate of 2,507,287 shares of common stock underlying non-statutory stock options approved by the Company’s board of directors and granted to directors and employees of the Company (the “Options”).  The options have vesting schedules ranging from immediate vesting to four year vesting and have an exercise price equal to the closing bid price of the common stock on the date of grant and a term of eight to ten years; and (b) an aggregate of 600,000 shares of common stock purchasable upon exercise of warrants issued to various parties in connection with debt and equity offerings and for services rendered by contractors.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information, as of August 14, 2011 concerning the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the Company’s Common Stock; (ii) each Director; (iii) the Company’s Chief Executive Officer; and (iv) all directors and executive officers of the Company as a group.  To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

	Shares Beneficially Owned (1)
Name and Address of Beneficial Owner(2)	Number	Percent of Class

Anthony Silverman (6)	3,984,140	34.7%
To Be Limited Partnership	1,300,100	11.3%
Chandler	1,010,000	8.8%
Laurus Capital Management (3)	1,081,923	9.4%
Stanley L Schloz (4)	698,139	6.1%
Fred Burstein (5)	918,804	8.0%
Andrew Ecclestone (7)	250,000	2.2%
Executive officers as a group	5,152,944	44.8%

___________________

(1)

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right.  Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.  The amounts and percentages are based upon 11,490,016 shares of common stock outstanding as of August 10, 2011.

(2)

The address of each of the beneficial owners is as follows:  Stanley L. Schloz, 10050 E. Sonoran Vista Circle, Scottsdale, Arizona 85255; Fred Burstein, 510 First Avenue North, Suite 600, Minneapolis, Minnesota 55403; Anthony Silverman, 7625 E. Via Del Reposo, Scottsdale, Arizona 85258; Laurus Capital Management, LLC, 825 Third Avenue, 14th Floor, New York, New York 10022. To Be Limited Partnership, 6019 East Indian Bend Rd. Paradise Valley, Arizona 85253, Chandler, P.O. Box 2465, Fort Lauderdale, Florida, 33303.

(3)	Includes 350,000 shares of common stock underlying warrants that were exercisable on August 10, 2011 or within 60 days thereafter.

(4)	Includes 200,000 shares of common stock underlying stock options that were exercisable on August 10, 2011, or within 60 days thereafter.

(5)	Includes 300,000 shares of common stock underlying stock options that were exercisable on August 10, 2011, or within 60 days thereafter.

(6)

Includes 1,800,000 shares of common stock underlying convertible notes payable that are convertible at the option of the holder as of August 10, 2011 and 250,000 common shares underlying stock options that were exercisable as of August 10, 2011.

(7)	Includes 250,000 shares of common stock underlying stock options that were exercisable on August 10, 2011, or within 60 days thereafter.

Item 13.  Certain Relationships And Related Transactions, and Director Independence.

Except as set forth below, the Company did not have any transactions during fiscal years 2011 and 2010 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $120,000.

In May 2010 a director exercised an option to purchase 100,000 shares of common stock of the company for $9,000.

Our directors receive monthly compensation in the amount of $5,000 per month for the services they provide to the Company.

Through April 2011, a director received monthly compensation in the amount of $1,000 as consideration for rent.

During the year ended June 30, 2011, the Company received proceeds from convertible notes payable to a director in the amount of $30,000. The notes are convertible into common shares at $.05. Subsequent to June 30, 2011, the Company has received an additional $60,000 in proceeds from the director.

In July 2011 the Company issued options to its three directors to purchase a total of 750,000 shares of common stock at an exercise price of $.25 per share.

Director Independence

Our directors, during the fiscal year ended June 30, 2011 were Stanley L. Schloz, Fred Burstein, Anthony Silverman and Andrew Ecclestone. Mr. Schloz served as our President and Chief Executive and Financial Officer through May 2011 when he resigned. Upon Mr. Schloz’s resignation, Mr. Fred Burstein began serving as our President and Chief Executive Officer, and therefore is not considered independent. While the OTC Bulletin Board does not prescribe independence requirements for board members, the Company believes the remainder of its Board members are “independent” within the meaning of the listing standards of the NADAQ Stock Market.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2011 and 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.  All other fees consist primarily of fees incurred to review our registration statement filings, proxy statements, and 8-K’s related to the asset sales.

		June 30, 2011	June 30, 2010

(i)	Audit Fees	$ 10,040	$ 10,000
(ii)	Audit Related Fees	—	—
(iii)	Tax Fees	—	—
(iv)	All Other Fees	—	—

Audit Committee Pre-Approval Policies and Procedures

The entire board of directors acts as the Company’s Audit Committee. The Audit Committee does not have a financial expert serving on its committee at this time due to the size and nature of the Company. The Company intends to seek such an expert at such time as it ceases to be a “shell.”

All audit and non-audit services are pre-approved by the Audit Committee, which consists of the members of the board of directors which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm.  The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies.  The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.  The Audit Committee has considered the role of Seale and Beers CPAs in providing services to us for the fiscal years ended June 30, 2011 and 2010 and has concluded that such services are compatible with such firm’s independence.

Item 15. Exhibits.

The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description	By Reference from Document	No. In Document

3.1	Registrant’s Articles of Incorporation	A	3.1
3.1.1	Registrant’s Amendment to its Articles of Incorporation, dated November 7, 1988	A	3.1.1
3.1.2	Registrant’s Amendment to its Articles of Incorporation, dated June 25, 1991	B	3.1.2
3.1.3	Registrant’s Certificate of Reverse Stock Split, dated February 15, 1994	C	3.1.3
3.1.4	Registrant’s Certificate of Designation of Series A Preferred Stock, dated June 27, 1996	D	3.1.4
3.1.5	Registrant’s Amendment to Articles of Incorporation, dated June 25, 1996	D	3.1.5
3.1.6	Registrant’s Certificate of Designation of Series B Preferred Stock, dated March 31, 1999	E	3.1.6
3.1.7	Registrant’s Amendment to Articles of Incorporation, dated October 7, 1999.	F	3.1
3.1.8	Certificate of Correction to Certificate of Amendment to Articles of Incorporation of Vitrix, Inc., dated June 16, 2005	H	3.1.8
3.1.9	Registrant’s Amendment to Articles of Incorporation, dated April 20, 2007	J	3.1
3.1.10	Registrant’s Amendment to Articles of Incorporation, dated February 4, 2008	L	99.1
3.1.11	Registrant’s Amendment to Articles of Incorporation, dated June __, 2009	*	—
3.2	Amended Bylaws of the Registrant	C	3.2
4.1	Registrant’s Form of Common Stock Certificate	A	4.1
22	Matter submitted to vote of securities holders	M	—
31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934 by Fred Burstein	*	—
31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934 by Anthony Silverman	*	—
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Fred Burstein	*	—
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Anthony Silverman	*	—

___________________

*	Filed herewith.
A.	Form S-18 Registration Statement No. 33-25704-NY.
B.	Form 10-K Annual Report of the Registrant for the fiscal year ended June 30, 1991.
C.	Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1994.
D.	Form 8-K Current Report reporting event on June 28, 1996.
E.	Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 1999.
F.	Form 10-QSB Quarterly Report of the Registrant for the fiscal quarter ended September 30, 1999.
G.	Form 8-K Current Report reporting event on March 22, 2004.
H.	Form 10-KSB Annual Report of the Registrant for the fiscal year ended June 30, 2005.
I.	Form 10-QSB Quarterly Report of the Registrant for the quarter ended December 31, 2005.
J.	Form 8-K Current Report reporting event on May 10, 2007.
K.	Form 8-K Current Report reporting event on February 8, 2008
L.	Form 8-K/A Current Report reporting event on February 15, 2008
M.	Form DEF-14A Other Definitive Proxy Statement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPCO, INC.

/s/ Fred Burstein

Fred Burstein, President and Chief Executive Officer

(Principal Executive Officer)

Dated:  October 5, 2011

Pursuant to the requirements of  the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Fred Burstein	President, Chief Executive Officer and Director	October 5, 2011
Fred Burstein	(Principal Executive Officer)

/s/ Anthony Silverman	Chief Financial Officer and Director	October 5, 2011
Anthony Silverman	(Principal Financial Officer)

/s/ Andrew Ecclestone	Director	October 5, 2011
Andrew Ecclestone

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tempco, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Tempco, Inc.  (A Development Stage Company) as of June 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2011 and 2010 and since inception on February 5, 2008  through June 30, 2011. Tempco, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tempco, Inc. (A Development Stage Company) as of June 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2011 and 2010 and since inception on February 5, 2008 through June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has no revenues, has negative working capital at June 30, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

September 22, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$6,615	$114,779
Prepaid expenses	9,892	9,824

Total current assets	16,507	124,603

Total assets	$16,507	$124,603

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$37,703	$3,638
Accrued liabilities	15,611	397
Notes payable - current	7,437	—
Convertible notes payable - related party - current, net of discount	4,450	—
Total current liabilities	65,201	4,035

Commitments and Contingencies:	—	—

Stockholders' equity (deficit):
Common stock, $.005 par value 50,000,000 authorized; 11,490,016 shares outstanding	89,845	89,845
Additional paid in capital	11,649,885	11,619,885
Accumulated deficit prior to reentering the development stage	(11,160,829)	(11,160,829)
Deficit accumulated in the development stage	(627,595)	(428,333)
Total stockholders' equity (deficit)	(48,694)	120,568

Total liabilities and stockholders' equity (deficit)	$16,507	$124,603

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
	Year Ended		Since Reentering
	June 30,		Development Stage
	2011	2010	on February 5, 2008

Costs and expenses
General and administrative	$136,624	$77,280	$500,874
Directors fees	58,000	36,000	145,000

Operating loss	(194,624)	(113,280)	(645,874)

Other income (expense)
Interest expense	(4,694)	—	(5,118)
Interest income	106	600	23,547
Total other income	(4,588)	600	18,429

Net loss from continuing operations	(199,212)	(112,680)	(627,445)

Provision for income taxes	50	50	150

Net loss	$(199,262)	$(112,730)	$(627,595)

Basic and diluted net loss per common share:	$(0.02)	$(0.01)

Basic and diluted weighted average common shares outstanding	11,490,016	11,418,989

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated	Deficit
						Deficit	Accumulated
						Prior to	Since Reentering
						rentering	the Development
	Common Stock		Treasury Stock		Contributed	Development	Stage on
	Shares	Amount	Shares	Amount	Capital	Stage	February 5, 2008	Total

Balance at June 30, 2007	15,030,481	$75,153	—	$—	$9,889,188	$(11,799,579)	$—	$(1,835,238)

Stock based compensation	—	—	—	—	62,347	—	—	62,347

Reclassification of restricted shares to equity	351,923	1,760	—	—	205,875	—	—	207,635

Shares surrendered in relation to Asset Sale	—	—	(6,478,693)	(842,351)	—	—	—	(842,351)

Contributed capital adjustment related to Asset Sale	—	—	—	—	2,022,904	—	—	2,022,904

Sale of common stock in April 2008 Private Placement at $.10 per share, net of fees	2,500,000	12,500	—	—	212,500	—	—	225,000

Net income (loss)	—	—	—	—	—	638,750	(64,619)	574,131

Balance at June 30, 2008	17,882,404	89,413	(6,478,693)	(842,351)	12,392,814	(11,160,829)	(64,619)	414,428

Stock based compensation	—	—	—	—	60,854	—	—	60,854

Shares surrendered	(12,830)	(64)	—	—	64	—	—	—

Net loss	—	—	—	—	—	—	(250,984)	(250,984)

Balance at June 30, 2009	17,869,574	89,349	(6,478,693)	(842,351)	12,453,732	(11,160,829)	(315,603)	224,298

Shares issued for option exercise	100,000	500	—	—	8,500	—	—	9,000

Correction of shares outstanding	(865)	(4)	—	—	4	—	—	—

Cancellation of Treasury Shares	(6,478,693)	—	6,478,693	842,351	(842,351)	—	—	—

Net loss	—	—	—	—	—	—	(112,730)	(112,730)

Balance at June 30, 2010	11,490,016	89,845	—	—	11,619,885	(11,160,829)	(428,333)	120,568

Beneficial conversion feature	—	—	—	—	30,000	—	—	30,000

Net loss	—	—	—	—	—	—	(199,262)	(199,262)

Balance at June 30, 2011	11,490,016	$89,845	—	$—	$11,649,885	$(11,160,829)	$(627,595)	$(48,694)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Since
			Reentering the
			Development
	Year Ended		Stage
	June 30,		on February 5,
	2011	2010	2008

Operating activities
Net loss	$(199,262)	$(112,730)	$(627,595)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Loss on settlement of notes receivable	—	—	69,750
Accrued interest receivable	—	—	(14,750)
Stock based compensation	—	—	87,900
Changes in Assets and Liabilities:
Prepaid expenses	(68)	(351)	(22,891)
Accrued interest receivable	—	—	—
Accounts payable	34,065	3,638	37,703
Accrued liabilities	15,214	397	15,611
Net cash used by operating activities	(150,051)	(109,046)	(454,272)

Investing activities
Collection of note receivable	—	—	145,000
Net cash provided by investing activities	—	—	145,000

Financing activities:
Proceeds from debt	42,486	—	42,486
Repayment of debt	(599)	—	(599)
Proceeds from sale of common stock	—	—	225,000
Proceeds from exercise of options and warrants	—	9,000	9,000
Net cash provided (used) by financing activities	41,887	9,000	275,887

Net change in cash and cash equivalents	(108,164)	(100,046)	(33,385)

Cash and cash equivalents at beginning of period	114,779	213,943	40,000
Cash and cash equivalents at end of year	$6,615	$113,897	$6,615

Supplemental disclosures:
Cash paid for income taxes	$—	$50	$50
Cash paid for interest	$83	$—	$507

Non-cash investing and financing activities	$—	$—	$—
Beneficial conversion feature	$30,000	$—	$30,000

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

As Time America, Inc. and NETtime Solutions, Inc. the Company operated as a time and attendance software company. In February, 2008 the time attendance software business was sold (“the 2008 Asset Sale”) (see Note 3), and the Company is currently researching other business opportunities. These audited financial statements are presented to reflect the discontinuation of the Company’s time and attendance software business, and concurrently reset the development stage inception date of the Company to February 5, 2008. Due to the 2008 Asset Sale the Company has limited operations and is considered a development stage company.   The Company intends to locate and combine with an existing company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.   A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form.

Pending negotiation and consummation of a combination the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  The Company believes that the cash on hand at June 30, 2011 is not sufficient to fund its operations until the earlier of a combination or a period of one year. If necessary to continue as a going concern, pending consummation of a transaction, the Company intends to either seek additional equity or debt financing.  No assurances can be given that such equity or debt financing will be available, nor can there be any assurance that a combination transaction will be consummated.  Should the Company be required to incur any significant liabilities prior to a combination transaction, including those associated with the current minimal level of general and administrative expenses, it may not be able to satisfy those liabilities in the event it was unable to obtain additional equity or debt financing.

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

Beneficial Conversion Features

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized deferred financing costs are expensed in the period of retirement to interest expense.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

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

Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts payable and other accrued expenses and notes payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2011 and 2010.  The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one – Quoted market prices in active markets for identical assets or liabilities;
•	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

The Company does not have any assets or liabilities measured at fair value on a recurring basis as of June 30, 2011 or 2010.

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

As of June 30, 2011 and  2010, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense.  Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. We are subject to tax audits for our U.S. federal and certain state tax returns for the tax years ending June 30, 2011 and 2010. Tax audits by their very nature are often complex and can require several years to complete.

Advertising Expense

Advertising costs are expensed when incurred. For the years ended June 30, 2011and  2010 we did not incur any advertising costs.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income (Loss) Per Share:

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Potentially dilutive securities are options and warrants that are exercisable into common stock and convertible notes payable.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share.  At June 30, 2011 and 2010, there were options and warrants outstanding to purchase 3,107,287 and 3,452,287, respectively, shares of the Company’s common stock. Additionally, at June 30, 2011, there were convertible notes payable that could be converted into 600,000 shares of common stock. At June 30, 2011 and 2010, there were no potentially dilutive securities included in the calculation as their effect was anti-dilutive.

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements as follows:

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic and diluted loss per share
For the year ended June 30, 2011	$(199,262)	11,490,016	$(0.02)

For the year ended June 30, 2010	$(112,730)	11,418,989	$(0.01)

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

Revenue Recognition

Revenue is recognized when title and risk of loss has been transferred to customer and collectability is reasonably assured. At June 30, 2011 and 2010 we did not have any revenues.

Segment Reporting

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company only operates in one reporting segment as of December 31, 2010 and for the years ended June 30, 2011 and 2010.

Note 3 – Prepaid Expenses

Prepaid expenses at June 30, 2011 and 2010 represent the unamortized balance of an insurance policy.

Note 4 – Notes Payable

At June 30, 2011, Notes Payable consists of the following:

9.59% note payable to Premium Assignment Corporation in the amount of $7,437, secured by the Company’s insurance policy. Monthly payments including principal and interest of $971 are due through February 2012.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Convertible Notes Payable-Related Party

At June 30, 2011, Convertible Notes Payable-Related Party consist of 6% notes payable due to Anthony Silverman, in the total amount of $30,000. The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.05 per share. Based on our share price at the time the note agreements were entered into, we recognized a beneficial conversion feature of $30,000 for these convertible notes. At June 30, 2011, the unamortized discount on the convertible note payable is $25,550, which is being amortized to interest expense through the due date of the loan. Principal and accrued interest are due on December 31, 2011. At June 30, 2011, the “if-converted value” of the note exceeds the principal value by $150,000, and could be converted into 600,000 shares of common stock.

Note 6 – Income Taxes

As of June 30, 2011 and 2010 deferred tax assets consist of the following:

	2011	2010

Federal loss carryforwards	$2,825,739	$2,409,000
State loss carryforwards	44,597	183,000
Other	—	21,000
	2,870,336	2,613,000
Less: valuation allowances	(2,870,336)	(2,613,000)
	$—	$—

The Company has established a valuation allowance equal to the full amount of the deferred tax assets primarily because of uncertainty in the utilization of net operating loss carryforwards.

As a result of stock ownership changes, the Company’s ability to utilize net operating losses in the future could be limited, in whole or part, under Internal Revenue Code.  As of June 30, 2010 the Company’s federal and state net operating loss carryforwards were $8,073,540 and $557,458, respectively, and expire through 2031 as follows:

	Federal Net		State Net
Expiration	Operating Loss	Expiration	Operating Loss
June 30,	Carryforwards	June 30,	Carryforwards

2020	$1,064,771	2014	$250,984
2021	1,269,062	2015	112,730
2022	687,018	2016	193,744
2023	179,972
2024	1,135,796
2025	1,335,057
2026	1,905,260
2029	190,130
2030	112,730
2031	193,744
	$8,073,540		$557,458

The Company’s tax expense differed from the statutory rate primarily due to the change in the deferred tax asset valuation allowance.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity

The Company has 50,000,000 shares of Common Stock with a par value of $.005 authorized, of which 11,490,016 shares are issued and outstanding. There are also authorized 10,000,000 shares of preferred stock, par value $.01, none of which are issued and outstanding.

During the year ended June 30, 2010, the Company cancelled 6,478,693 shares of common stock which had previously been classified as treasury shares.

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

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model. There have not been any stock options issued since the fiscal year ended June 2008. The assumptions used at that the time of the most recent issuances were as follows:

Year Ended
June 30,
2008

Expected volatility	106%
Risk-free interest rate	2%
Expected dividends	0%
Expected lives (in years)	3

The weighted average fair value at date of grant for options granted during the year ended June 30, 2008 approximated $.06.

A summary of the activity of options under the plan and non-statutory options granted outside the plan follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at June 30, 2009	2,692,287	$1.07
Granted	—	—
Exercised	(100,000)	0.09
Expired	(20,000)	2.20
Forfeited	—	—
Outstanding at June 30, 2010	2,572,287	0.29
Granted	—	—
Exercised	—	—
Expired	(65,000)	0.40
Forfeited	—	—
Outstanding at June 30, 2011	2,507,287	$0.29

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		Weighted Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested stock options at July 1, 2010	—	$0.33
Granted	—	0.10
Vested	—	0.09
Forfeited	—	0.50
Nonvested stock options at June 30, 2011	—

Additional information about outstanding options to purchase the Company’s common stock as of June 30, 2011 is as follows:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
	Number	Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Price	Shares	Life (Years)	Price	Value	Shares	Life (Years)	Price	Value
$0.91-$0.60	514,520	2.43	$0.76	$—	514,520	2.43	$0.76	$—
$0.51-$0.40	320,000	4.5	$0.46	$—	320,000	4.5	$0.46	$—
$0.32-$0.30	120,000	1.32	$0.31	$—	120,000	1.32	$0.31	$—
$0.16-$0.13	152,767	6.04	$0.15	$22,370	152,767	6.04	$0.15	$22,370
$0.09	1,400,000	4.66	$0.09	$294,000	1,400,000	4.66	$0.09	$294,000
	2,507,287				2,507,287

During the years ended June 30, 2011 and 2010 the Company did not recognize compensation as all stock options under the Plan had   previously vested.

Non-Employee Stock Options and Warrants:

As of June 30, 2011 the Company has warrants outstanding that were issued primarily in connections with prior financing arrangements. Activity relative to these warrants for the year ended June 30, 2011 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Warrants outstanding - June 30, 2009	880,000	$0.72
Granted	—	—
Expired	—	—
Warrants outstanding - June 30, 2010	880,000	0.46
Granted	—	—
Expired	(280,000)	1.31
Warrants outstanding - June 30, 2011	600,000	$0.46

All the warrants outstanding as of June 30, 2011 are exercisable.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments

Through April 2011, the Company leased office space from a related party in Scottsdale, Arizona on a month to month basis. Monthly rent expense on the lease was $1,000. For the years ended June 30, 2011 and 2010, rent expense was $10,000 and $12,000, respectively, in relation to the related party lease. Commencing May 2011, the Company began receiving the use of the office space at no charge.

The Company has agreements with its Directors whereby they received compensation in the amount of $1,500 per month through April 2011. Commencing May 2011, the compensation to the directors was increased to $5,000 per month for each director.  For the years ended June 30, 2011 and 2010, the Company has recognized directors’ fee expense in the amounts of $58,000 and $36,000, respectively.

Note 9 – Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (i) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses; (ii) obtaining funding from outside sources through the sale of its debt and/or equity securities; and (iii) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attaining profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 10 – Subsequent Events

The Company’s Articles of Incorporation were amended to increase the authorized number of shares of the Company’s Common Stock from 50,000,000 to 200,000,000.

We have received proceeds from convertible notes payable-related party of $60,000.

We have issued options to purchase 750,000 shares of common stock at an exercise price of $.25 to our Board of Directors.