Form 10-Q
period 2011-09-30
Tempco, Inc.
filed 2011-11-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X       No  ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)   Yes    X       No   ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated Filer ___
Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    X      No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 1, 2011 the issuer had 11,490,016 shares of Common Stock outstanding, par value $.005 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2011	2011

ASSETS

Current assets:
Cash and cash equivalents	$655	$6,615
Deferred offering costs	46,076	—
Prepaid expenses	6,617	9,892

Total current assets	53,348	16,507

Total Assets	$53,348	$16,507

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$22,599	$37,703
Accrued liabilities	37,841	15,611
Note payable - current portion	4,648	7,437
Convertible notes payable - related party - current, net of discount	17,225	4,450
Note payable - related party	95,688	—

Total current liabilities	178,001	65,201

Total Liabilities	178,001	65,201

Commitments:	—	—

Stockholders' equity (deficit):
Common stock, $.005 par value 50,000,000 authorized; 11,490,016 issued and outstanding	89,845	89,845
Additional paid in capital	11,762,385	11,649,885
Accumulated deficit prior to reentering the development stage	(11,160,829)	(11,160,829)
Deficit accumulated in the development stage	(816,054)	(627,595)

Total stockholders' equity (deficit)	(124,653)	(48,694)

Total liabilities and stockholders' equity (deficit)	$53,348	$16,507

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			Cumulative Since
			Reentering the
			Development Stage,
	Three Months Ended		February 5, 2008 to
	Setember 30,		September 30,
	2011	2010	2011

Costs and Expenses
General and administrative	$16,083	$25,040	$516,957
Directors fees	157,500	9,000	302,500
Operating loss	173,583	34,040	819,457

Net loss from operations	(173,583)	(34,040)	(819,457)

Other Income (Expense)
Interest expense	(14,876)	—	(19,994)
Interest income	—	61	23,547
	(14,876)	61	3,553

Provision for income taxes	—	—	150

Net Loss	$(188,459)	$(33,979)	$(816,054)

Basic and diluted loss per share	$(0.02)	$—

Basic and diluted weighted average common shares outstanding	11,490,016	11,490,016

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Cumulative Since
			Reentering the
			Development Stage,
	Three Months Ended		February 5, 2008 to
	September 30,		September 30,
	2011	2010	2011

Cash flows from operating activities
Net income	$(188,459)	$(33,979)	$(816,054)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock based compensation	112,500	—	200,400
Amortization of beneficial conversion feature	12,775	—	12,775
Loss on settlement of note receivable and accrued interest	—	—	69,750
Accrued interest receivable	—	—	(14,750)
Changes in Assets and Liabilities:
Deferred offering costs	(46,076)	—	(46,076)
Prepaid expenses	3,275	3,186	(20,215)
Accounts payable	(15,104)	302	22,599
Accrued liabiliites	22,230	638	37,841
Net cash used by operating activities	(98,859)	(29,853)	(553,730)

Cash flows from investing activities
Collection of note receivable	—	—	145,000
Net cash provided by investing activities	—	—	145,000

Cash flows from financing activities:
Repayment of debt	(2,789)	—	(2,789)
Proceeds from notes payable-related party	95,688	—	95,688
Proceeds from convertible notes payable-realted party	—	—	42,486
Proceeds from sale of common stock	—	—	225,000
Proceeds from exercise of option	—	—	9,000
Net cash used by financing activities	92,899	—	369,385

Net change in cash and cash equivalents	(5,960)	(29,853)	(39,345)

Cash and cash equivalents at beginning of year	6,615	114,779	40,000
Cash and cash equivalents at end of period	$655	$84,926	$655

Supplemental Disclosures:
Cash paid for income taxes	$50	$—	$200
Cash paid for interest	$124	$—	$631

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Interim Consolidated Financial Statements

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

The accompanying unaudited condensed consolidated financial statements of Tempco, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three month period ended September 30, 2011, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Note 2 - Recent Accounting Pronouncements

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

Note 3 - Deferred Offering Costs

At September 30, 2011, the Company has recorded Deferred Offering Costs in the amount of $46,076 related to legal fees incurred in relation to a Private Placement. The Company has commenced the private placement offering in order to raise capital to consummate a reverse merger transaction. The offering is on an all or none best efforts basis for the first $3 million, and on best efforts basis for up $4 million. Accordingly, at such time as the offering is complete, the capitalized legal fees will be offset against additional paid in capital.

Note 4 - Stock Options

During the period ended September 30, 2011, the Company issued options to each of its directors’ to purchase 250,000 shares of common stock. The fair value of option grants of $.15 was estimated utilizing the Black-Scholes option-pricing model using the following assumptions:

Expected volatility	176%
Risk-free interest rate	2%
Expected dividends	0%
Expected lives (in years)	0.5

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The options were fully vested as of the date of grant and accordingly, the Company recognized compensation expense in the amount of $112,500 in relation to the options.

Following is a schedule of option activity for the period ended September 30, 2011:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at June 30, 2011	2,507,287	$ 0.29
Granted	750,000	0.15
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2011	3,257,287	$ 0.28

Note 5 - Related Party Transactions

During the period ended September 30, 2011, the Company has received proceeds from a note payable from a Director in the amount of $95,688. The note bears interest at the rate of 6% per annum.

Note 6 - Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (i) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses; (ii) obtaining funding from outside sources through the sale of its debt and/or equity securities; and (iii) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attaining profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 7 - Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2011 and through the date the financial statements were issued.

On October24, 2011, the Company’s Articles of Incorporation were amended to increase the authorized number of shares to 200,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

Overview

This quarterly report on Form 10-Q covers the quarterly period ended September 30, 2011.  The Company has no operating business and is, in effect, a “shell” company with no significant liabilities and minimal cash.  Our management team and board of directors currently are looking for a private company that it can merge with or acquire and that has an operating business that will help increase shareholder value.  No such company has yet been identified and there is no assurance of any success in this regard.  Your review of this quarterly report should be read with the above facts in mind.

Current Business Strategy

The Board has determined to maintain the Company as a public “shell” corporation, which will seek suitable business combination opportunities.  The Board believes that a business combination with an operating company has the potential to create greater value for the Company’s stockholders than a liquidation or similar distribution.

Critical Accounting Policies

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2011.

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

Plan of Operation

The Company’s current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of September 30, 2010, we have approximately $650 in cash and cash equivalents. We do not believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. We will have to seek additional funds.

During the next 12 months we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports;

(ii)	Officer and director’s salaries and rent; and

(iii)	Consummating an acquisition.

We believe we will be able to meet these costs through use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations.  Accordingly, the Company’s financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company’s operations. As a result, the Company’s independent registered public accounting firm has issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2011.

Prior to consummating a business combination transaction, we do not anticipate:

(i)	Any expenditures for research and development;

(ii)	Any expenditures or cash receipts for the purchase or sale of any property plant or equipment; or

(iii)	Any significant change in the number of employees.

General and Administrative Expenses

For the three months ended September 30, 2011 and 2010 we have recorded operating expenses of $173,583 and $34,040, respectively, which includes directors’ fees of $157,500 and $9,000 at September 30, 2011 and 2010, respectively. Our operating expenses in the current and prior fiscal year consist primarily of legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity. The increase in the current fiscal quarter from the prior fiscal quarter is primarily due to an increase directors fees.  Our operating expenses from the date of reentering the development stage (February 5, 2008) through September 30, 2011 were $819,457, which includes directors’ fees of $302,500.

Net Loss

For the three months ended September 30, 2011 and 2010, we have reflected net loss of $188,459 and $33,979, respectively. The increase in the net loss is due to an increase in directors’ fees from the same period of the prior fiscal year. Our net loss from the date of reentering the development stage (February 5, 2008) through September 30, 2011was $816,054.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   Our principal executive and financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended September 30, 2011 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2011, the Company issued options to directors to purchase 750,000 shares of common stock at an exercise price of $.25 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

None.

Item 5. Other information

None.

Item 6. Exhibits

(a)         The following exhibits are filed herewith pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description

3.1.12*	Registrant’s Amendment to Aritcles of Incorporation dated October 24, 2011
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive Data Files of Financial Statements and Notes

*  Filed herewith.

*  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPCO, INC.

Dated:  November 14, 2011

By  /s/ Fred Burstein

Fred Burstein

President and Chief Executive Officer

Dated:  November 14, 2011

By  /s/ Anthony Silverman

Anthony Silverman

Chief Financial Officer