Form 10-Q
period 2011-12-31
Tempco, Inc.
filed 2012-02-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

___	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File number 001-10320

Tempco, Inc.

(Exact name of registrant as specified in its charter)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 14, 2012 the issuer had 11,490,016 shares of Common Stock outstanding, par value $.005 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2011	2011

ASSETS

Current assets:
Cash and cash equivalents	$332	$6,615
Prepaid expenses	3,431	9,892

Total current assets	3,763	16,507

Total Assets	$3,763	$16,507

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$22,680	$37,703
Accrued liabilities	69,025	15,611
Note payable - current portion	1,859	7,437
Convertible notes payable - related party - current, net of discount	30,000	4,450
Note payable - related party	132,688	—

Total current liabilities	256,252	65,201

Total Liabilities	256,252	65,201

Commitments:	—	—

Stockholders’ equity (deficit):
Common stock, $.005 par value 50,000,000 authorized; 11,490,016 issued and outstanding	89,845	89,845
Additional paid in capital	11,762,385	11,649,885
Accumulated deficit prior to reentering the development stage	(11,160,829)	(11,160,829)
Deficit accumulated in the development stage	(943,890)	(627,595)

Total stockholders’ equity (deficit)	(252,489)	(48,694)

Total liabilities and stockholders’ equity (deficit)	$3,763	$16,507

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					Cumulative Since
					Reentering the
					Development Stage,
	Three Months Ended		Six Months Ended		February 5, 2008 to
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011

Costs and Expenses
General and administrative	$68,311	$11,484	$84,394	$36,523	$585,268
Directors fees	45,000	9,000	202,500	18,000	347,500
Operating loss	113,311	20,484	286,894	54,523	932,768

Net loss from operations	(113,311)	(20,484)	(286,894)	(54,523)	(932,768)

Other Income (Expense)
Interest expense	(14,475)	—	(29,351)	—	(34,469)
Interest income	—	40	—	100	23,547
	(14,475)	40	(29,351)	100	(10,922)

Provision for income taxes	(50)	(50)	(50)	(50)	(200)

Net Loss	$(127,836)	$(20,494)	$(316,295)	$(54,473)	$(943,890)

Basic and diluted loss per share	$(0.01)	$—	$(0.03)	$—

Basic and diluted weighted average common shares outstanding	11,490,016	11,490,016	11,490,016	11,490,016

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Cumulative Since
			Reentering the
			Development Stage,
	Six Months Ended		February 5, 2008 to
	December 31,		December 31,
	2011	2010	2011

Cash flows from operating activities
Net income	$(316,295)	$(54,473)	(943,890)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock based compensation	112,500	—	200,400
Amortization of beneficial conversion feature	25,550	—	25,550
Loss on settlement of note receivable and accrued interest	—	—	69,750
Accrued interest receivable	—	—	(14,750)
Changes in Assets and Liabilities:
Prepaid expenses	6,461	6,372	(17,029)
Accounts payable	(15,023)	3,768	22,680
Accrued liabiliites	53,414	(347)	69,025
Net cash used by operating activities	(133,393)	(44,680)	(588,264)

Cash flows from investing activities
Collection of note receivable	—	—	145,000
Net cash provided by investing activities	—	—	145,000

Cash flows from financing activities:
Repayment of debt	(5,578)	—	(5,578)
Proceeds from notes payable-related party	132,688	—	132,688
Proceeds from convertible notes payable-realted party	—	—	42,486
Proceeds from sale of common stock	—	—	225,000
Proceeds from exercise of option	—	—	9,000
Net cash used by financing activities	127,110	—	403,596

Net change in cash and cash equivalents	(6,283)	(44,680)	(39,668)
Cash and cash equivalents at beginning of year	6,615	114,779	40,000
Cash and cash equivalents at end of period	$332	$70,099	$332

Supplemental Disclosures:
Cash paid for income taxes	$50	$—	$200
Cash paid for interest	$337	$—	$844

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

The accompanying unaudited condensed consolidated financial statements of Tempco, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three and six month periods ended December 31, 2011, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Note 2 - Going Concern

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

Note 3 - Recent Accounting Pronouncements

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

Note 4 - Deferred Offering Costs

During the three months ended December 31, 2011, the Company has recorded Deferred Offering Costs in the amount of $46,076 to expense legal fees incurred related to a Private Placement. In January 2012 the offering was aborted and the deferred offering costs were expensed.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Stock Options

During the period ended December 31, 2011, the Company issued options to each of its directors’ to purchase 250,000 shares of common stock. The fair value of option grants of $.15 was estimated utilizing the Black-Scholes option-pricing model using the following assumptions:

Expected volatility	176%
Risk-free interest rate	2%
Expected dividends	0%
Expected lives (in years)	0.5

The options were fully vested as of the date of grant and accordingly, the Company recognized compensation expense in the amount of $112,500 in relation to the options.

Following is a schedule of option activity for the period ended December 31, 2011:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at June 30, 2011	2,507,287	$ 0.29
Granted	750,000	0.15
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2011	3,257,287	$ 0.28

Note 6 - Related Party Transactions

During the period ended December 31, 2011, the Company has received proceeds from a note payable from a Director in the amount of $132,688. The note bears interest at the rate of 6% per annum.

Note 7 - Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2011 and through the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

Overview

This quarterly report on Form 10-Q covers the quarterly period ended December 31, 2011.  The Company has no operating business and is, in effect, a “shell” company with no significant liabilities and minimal cash.  Our management team and board of directors currently are looking for a private company that it can merge with or acquire and that has an operating business that will help increase shareholder value.  Your review of this quarterly report should be read with the above facts in mind.

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

Plan of Operation

The Company’s current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of December 31, 2011, we have approximately $300 in cash and cash equivalents. We do not believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. We will have to seek additional funds.

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

General and Administrative Expenses

For the three and six months ended December 31, 2011 we have recorded general operating  expenses of $113,311 and $286,894, as compared $20,484 and $54,523 for the same periods of the prior fiscal year, which includes Directors’ fees of $45,000 and $202,500 for the current three and six month periods and $9,000 and $18,000 for the same periods of the prior fiscal year. Our operating expenses in the current and prior fiscal year consist primarily of legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity. Our operating expenses from the date of reentering the development stage (February 5, 2008) through December 31, 2011 were $932,768, which includes Directors’ fees of $347,500.

Net Loss

For the three and six months ended December 31, 2011, we have reflected net loss of $127,836 and $316,295, respectively as compared to $20,494 and $54,473 of the same period of the prior fiscal year. Our net loss from the date of reentering the development stage (February 5, 2008) through December 31, 2011 was $943,890.

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

Interest Rate Risk — From time to time we temporarily invest our excess cash in interest-bearing securities issued by high-quality issuers. We monitor risk exposure to monies invested in securities in our financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our condensed consolidated balance sheets and do not represent a material interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   Our principal executive and financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15e and 15d - 15e) as of the quarter ended December 31, 2011 (the “Evaluation Date”), has concluded that, as of such date, our disclosure controls and procedures were effective.

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

*    Filed herewith.

**  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPCO, INC.

Dated:  February 14, 2012

By  /s/ Fred Burstein

Fred Burstein

President and Chief Executive Officer

Dated:  February 14, 2012

By  /s/ Anthony Silverman

Anthony Silverman

Chief Financial Officer