Form 10-Q
period 2012-03-31
Tempco, Inc.
filed 2012-05-21
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 17, 2012 the issuer had 14,490,016 shares of Common Stock outstanding, par value $.005 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$232,703	$6,615
Prepaid expenses	312	9,892

Total current assets	233,015	16,507

Total Assets	$233,015	$16,507

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$23,663	$37,703
Accrued liabilities	7,275	15,611
Accrued liabilities-related party	5,588	—
Note payable - current portion	250,000	7,437
Convertible notes payable - related party - current, net of discount	—	4,450
Note payable - related party	34,188	—

Total current liabilities	320,714	65,201

Total Liabilities	320,714	65,201

Commitments:	—	—

Stockholders’ equity (deficit):
Common stock, $.005 par value 50,000,000 authorized; 14,490,016 and
11,490,016 issued and outstanding as of March 31, 2012 and June 30, 2011	104,845	89,845
Additional paid in capital	12,259,385	11,649,885
Accumulated deficit prior to reentering the development stage	(11,160,829)	(11,160,829)
Deficit accumulated in the development stage	(1,291,100)	(627,595)

Total stockholders’ equity (deficit)	(87,699)	(48,694)

Total liabilities and stockholders’ equity (deficit)	$233,015	$16,507

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					Cumulative Since
					Reentering the
					Development Stage,
	Three Months Ended		Nine Months Ended		February 5, 2008 to
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012

Costs and Expenses
General and administrative	$24,252	$33,251	$108,646	$69,774	$609,520
Directors fees	7,000	9,000	209,500	27,000	354,500
Operating loss	31,252	42,251	318,146	96,774	964,020

Net loss from operations	(31,252)	(42,251)	(318,146)	(96,774)	(964,020)

Other Income (Expense)
Interest expense	(3,958)	—	(33,309)	—	(38,427)
Interest income	—	5	—	105	23,547
Debt conversion expense-related party	(312,000)	—	(312,000)	—	(312,000)
	(315,958)	5	(345,309)	105	(326,880)

Provision for income taxes	—	—	(50)	(50)	(200)

Net Loss	$(347,210)	$(42,246)	$(663,505)	$(96,719)	$(1,291,100)

Basic and diluted loss per share	$(0.03)	$—	$(0.06)	$(0.01)

Basic and diluted weighted average common shares outstanding	12,215,291	11,490,016	11,730,016	11,490,016

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Cumulative Since
			Reentering the
			Development Stage,
	Nine Months Ended		February 5, 2008 to
	March 31,		March 31,
	2012	2011	2012

Cash flows from operating activities
Net income	$(663,505)	$(96,719)	$(1,291,100)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock based compensation	112,500	—	200,400
Amortization of beneficial conversion feature	25,550	—	30,000
Debt conversion expense - related party	312,000	—	312,000
Loss on settlement of note receivable and accrued interest	—	—	69,750
Forgiveness of debt-related parties	50,000	—	50,000
Accrued interest receivable	—	—	(14,750)
Changes in Assets and Liabilities:
Prepaid expenses	9,580	9,559	(20,219)
Accounts payable	(14,040)	1,076	23,663
Accrued liabilities	(2,748)	(347)	12,863
Net cash used by operating activities	(170,663)	(86,431)	(627,393)

Cash flows from investing activities
Collection of note receivable	—	—	145,000
Net cash provided by investing activities	—	—	145,000

Cash flows from financing activities:
Repayment of debt	(7,437)	—	(5,578)
Proceeds from notes payable	250,000	—	250,000
Proceeds from notes payable-related party	154,188	—	154,188
Proceeds from convertible notes payable-related party	—	—	42,486
Proceeds from sale of common stock	—	—	225,000
Proceeds from exercise of option	—	—	9,000
Net cash used by financing activities	396,751	—	675,096
Net change in cash and cash equivalents	226,088	(86,431)	192,703
Cash and cash equivalents at beginning of year	6,615	114,779	40,000
Cash and cash equivalents at end of period	$232,703	$28,348	$232,703

Supplemental Disclosures:
Cash paid for income taxes	$50	$—	$200
Cash paid for interest	$337	$—	$844

Non Cash Investing and Financing Activities
Beneficial Conversion Feature	$—	$—	$30,000
Repayment of notes payable through issuance of common stock	$150,000	$—	$150,000

The Accompanying Notes are an Integral Part of the Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements of Tempco, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three and nine month periods ended March 31, 2012, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Note 4 - Deferred Offering Costs

In January 2012 the Company has recorded Deferred Offering Costs in the amount of $46,076 to expense legal fees incurred related to a Private Placement. The offering was aborted and the deferred offering costs were expensed.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Stock Options

In July 2011, the Company issued options to each of its directors’ to purchase 250,000 shares of common stock. The fair value of option grants of $.15 was estimated utilizing the Black-Scholes option-pricing model using the following assumptions:

Expected volatility	176%
Risk-free interest rate	2%
Expected dividends	0%
Expected lives (in years)	0.5

The options were fully vested as of the date of grant and accordingly, the Company recognized compensation expense in the amount of $112,500 in relation to the options.

Following is a schedule of option activity for the period ended March 31, 2012:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at June 30, 2011	2,507,287	$ 0.29
Granted	750,000	0.15
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2012	3,257,287	$ 0.28

Note 6 - Related Party Transactions

During the year ended June 30, 2011, the Company has received proceeds from notes convertible notes payable from a Director in the amount of $30,000. The convertible notes were convertible at the rate of $.05 per share. The notes bear interest at the rate of 6% per annum. Th e Company had recorded a beneficial conversion expense in the amount of $30,000 related to the notes.In March 2012, the holder of the notes elected to convert the $30,000 convertible notes to 600,000 shares of common stock.

In March 2012, the Company and the note holder agreed to convert an additional $120,000 of principal to 2.4 million shares of common stock at the rate of $.05 per share. At March 31, 2012 the balance outstanding on the notes payable is $34,188. In relation to the conversion the Company has recorded debt conversion expense of $312,000.

Note 7 - Notes Payable

In February 2012, the Company received proceeds from a note payable in the amount of $250,000. The note is unsecured, originally due on April 15, 2012 and bears interest at the rate of 6% per annum. See Note 6.

Note 8 - Subsequent Events

On April 12, 2012, we entered into a Regional Developer Deposit Agreement with Esio Franchising, wherein Esio granted the Company an option to purchase up to 11 Esio Regional Development Franchises in certain optioned areas. The Company paid Esio a nonrefundable deposit of $50,000 in relation to this agreement.

In April 2012 the Company issued a warrant to the holder of the $250,000 note payable to purchase one million shares of common stock at the rate of $.75 per share for a term of five years in exchange for extending the due date of the note to October 15, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

Overview

This quarterly report on Form 10-Q covers the quarterly period ended March 31, 2012.  The Company has no operating business and is, in effect, a “shell” company with no significant liabilities and minimal cash.  Our management team and board of directors currently are looking for a private company that it can merge with or acquire and that has an operating business that will help increase shareholder value.  Your review of this quarterly report should be read with the above facts in mind.

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

Plan of Operation

The Company’s current business objective is to locate suitable business combination opportunities. The Company does not currently engage in any business activities that provide cash flow. As of March 31, 2012, we have approximately $232,700 in cash and cash equivalents. We do not believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next 12 months. We will have to seek additional funds.

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

General and Administrative Expenses

For the three and nine months ended March 31, 2012 we have recorded general operating expenses of $31,252 and $318,146, as compared to $42,251 and $96,774 for the same periods of the prior fiscal year, which includes Directors’ fees of $7,000 and $209,500 for the current three and nine month periods and $9,000 and $27,000 for the same periods of the prior fiscal year. Our operating expenses in the current and prior fiscal year consist primarily of legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity. Our operating expenses from the date of reentering the development stage (February 5, 2008) through March 31, 2012 were $964,020, which includes Directors’ fees of $354,500.

Net Loss

For the three and nine months ended March 31, 2012, we have reflected net loss of $347,210 and $301,505, respectively as compared to net losses of $42,246 and $96,719 of the same period of the prior fiscal year. Our net loss from the date of reentering the development stage (February 5, 2008) through March 31, 2012 was $1,291,100.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   Our principal executive and financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15e and 15d - 15e) as of the quarter ended March 31, 2012 (the “Evaluation Date”), has concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

TEMPCO, INC.

Dated:  May 21, 2012

By  /s/ Anthony Silverman

Anthony Silverman

President and Chief Executive Officer

Dated:  May 21, 2012

By  /s/ Kimberly A. Conley

Kimberly A. Conley

Chief Financial Officer