Form 10-K
period 2012-06-30
Tempco, Inc.
filed 2012-10-15
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001-10320

Tempco, Inc.

(Name of small business issuer in its charter)

Nevada	13-3465289
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

7377 East Doubletree, Suite 288 Scottsdale, AZ	85258
(Address of principal executive offices)	Zip Code

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,334,879.

At October 11, 2012, the issuer had outstanding 18,446,505 shares of Common Stock, par value $.005 per share.

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

Item 1.  Description of Business.

General

Tempco, Inc. is a Nevada corporation originally incorporated in 1988 as Richard Barrie Fragrances, Inc. From March 1996 through February 2000 it operated as a “shell company” under the name FBR Capital Corp. In February 2000, it was merged with an operating company engaged in developing and selling employee time keeping systems. Its name was then changed to Vitrix, Inc., changed again to Time America, Inc. in November, 2003, and changed yet again to NETtime Solutions, Inc. in May 2007. Upon the sale of substantially all of its operating assets in February, 2008, it again became a shell company with no business plan except to seek to acquire or merge with an operating company and its name was changed to Tempco, Inc.  With the execution of the Regional Development Deposit Agreement with Esio Franchising, LLC (“ESIO”) on April 11, 2012, we ceased being a “shell” company. In August 2012 we paid the balance due on the purchase price of the first Regional Franchise Area.

Research and Development

We have not engaged in any material product research and development, nor do we anticipate having any in the next fiscal year.

Acquisitions of Plant and Equipment

During the next twelve months we anticipate purchasing vehicles, office equipment, and other assets related to our franchise development, including computers, software, and other equipment as needed to commence our operations as a regional franchise.

Employees

Through June 30, 2012, the Company presently had no employees apart from our Officers and Directors. In September 2012, we entered into a consulting agreement with an individual to act as a general manager to facilitate our franchise development. During the next twelve months we anticipate we will be higher between 2 and 4 additional employees in the Dallas Ft. Worth area.

Effect of Status as a “Shell” Company

Holders of restricted securities issued while we were a shell company may not re-sell them pursuant to SEC Rule 144 for a period of one year after we cease to be a shell. Such Rule 144 suspension ends on April 17, 2013.

Item 1A.  Risk Factors

The Company was until April 11, 2012 a “shell company”, having no business operations, its sole activity being to seek to find a suitable merger with an existing operating business or to develop a business of its own. It has now entered the business of developing the Dallas/Fort Worth franchise region with the exclusive right to operate and sell to others franchises in that territory for the distribution to consumers of a line of patented “ESIO” beverage dispensers and beverage concentrates in packets designed for use with the dispensers.

The Company has the right to acquire 10 more regional franchise developer territories pursuant to a Regional Development Deposit agreement executed with ESIO in April 2012.

Limited Market – Competition from ESIO

Under the franchise agreements governing the rights and obligations of all ESIO franchisees, to include the Company, franchisees may sell products only to consumers who subscribe to on-site delivery and servicing. ESIO reserves for itself the right to sell its products anywhere in the world through any marketing channels except franchises. Thus prospective customers may be able to purchase products from such sources as local retailer establishments, and online distributors who, it is anticipated, may sell products at lower price than the ESIO franchisees. Indeed, ESIO has announced that Walmart has agreed to begin selling the ESIO countertop beverage dispenser in 2,800 Walmart stores in the U.S. before the end of 2012. As a practical matter, the consumer market available to ESIO franchisees may consist only of those willing to pay a higher price for the convenience of home delivery and servicing.

No Ownership of Technology - Business Subject to License Agreement

ESIO does not have, nor will the Company or investors in this financing acquire, any ownership interest in the technology embodied in the ESIO products. ESIO’s rights are limited to those granted in a certain license between ESIO and Intelligent Coffee Company, LLC (“ICC”), which owns the intellectual property underlying ESIO products, and the rights of the Company will be limited to those granted in the Regional Developer Agreement and the Franchise Agreements. ESIO, and therefore any franchisee, including the Company, may lose the right to sell ESIO products if ESIO fails to meet the requirements of such license, including the requirement for ESIO to launch certain products by certain deadlines.

License Agreement Not Presently Available

As noted above, ESIO does not own the technology embodied in its products but rather has an exclusive license from ICC to make and sell them. The ICC license provides that if ESIO does not meet certain specified sales volumes or launch certain products by specified deadlines, the license might be terminated or limited. Such a provision is typical of many product licenses. There is a risk that ESIO might fail to meet stipulated requirements and would lose all or some of its rights under the license. Should that happen, the business of the Company and its franchise holders could be materially adversely affected and unless alternative of business were acquired or developed may no longer be able to survive.

Financial Condition of ESIO

The Company will be dependent on ESIO as a source of products, to maintain exclusive rights to the patented technology and to develop and maintain adequate quality control over the manufacture and an overall positive image for its products and its reputation and to maintain an effort to improve its existing products and develop new ones to meet competition. ESIO is a relatively new company with no history of profitable operations. The Company has been provided with the financial statements of ESIO as of December 31, 2011, the most recently available financial statement of ESIO, wherein the auditors stated that the financial statements were prepared on the assumption that ESIO will continue as a going concern. To the Company’s knowledge, no affiliate of ESIO has, or has agreed to guarantee any of ESIO’s debts or contractual obligations.

Management Risk

None of the officers or directors of the Company have any experience in the marketing of consumer products or the operation of franchises. Although the Company intends to hire an experienced franchise manager, it has not yet done so and there is no assurance that such a person will be available when the Company’s operations begin.

Franchise Disclosure Document

ESIO must comply with regulations adopted by the Federal Trade Commission (the “FTC”) and with laws in several states that regulate the offer and sale of franchises. The FTC franchise rules apply throughout the United States. The FTC requires franchisors to provide prospective franchisees with a disclosure document, or offering circular, containing specified information prescribed by the rules at a certain point early in the process of offering and selling a franchise. Laws in more than a dozen states also require franchisors to provide a similar disclosure document, called a Franchise Disclosure Document (“FDD”), which is acceptable in all of the states requiring registration of a franchise. ESIO has recently released its 2012 FDD and submitted it for registration with various states.

Marketing Performance by Others

The Company does not have nor is it expected to have a significant internal marketing organization. Instead the Company will continue to be dependent on successful marketing of franchises in its territory by others.

Dependence upon Future Demand for Beverage Dispensers

The Company’s future business success depends in great part on continued consumer acceptance of beverage dispensers and related beverage packs and preference among a sufficient number of consumers to obtain them through the services of a franchisee rather than purchasing them through retail and online outlets. There is a risk that the Company’s prospects could be materially adversely affected by any substantial sustained decline in such acceptance, which might result from changes in consumer preferences, perceptions and habits, all of which are outside of its control. Such effects could also occur ESIO does not succeed in effectively differentiating itself from competitors, based on technology or otherwise.

Market Price of Common Stock

Because of the range of the public trading for the Company’s Common Stock is so volatile and the trading volume so low, there can be no assurance that if, and when, an investor were to attempt to sell the Common Stock, the holder would be able to sell such shares of Common Stock for a profit or even recover his investment.

Penny Stock Rules

The Company’s Common Stock trades well below $5.00 per share and is therefore considered a “penny stock” under the Exchange Act and is subject to SEC rules and regulations that impose limitations on the manner in which it can be publicly traded. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker dealers who sell our securities to persons other than accredited investors, who are, generally, institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker–dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures required by the SEC. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks. Generally, these regulations have the effect of limiting the liquidity of an investment in the Company’s Common Stock. Consequently, penny stock rules may also affect the ability of broker-dealers to make a market in or trade in the Company’s Common Stock and may also affect an investor’s ability to re-sell any shares purchased in the public markets. In addition, the over-the–counter market for the Company’s Common Stock is subject to large volume and price fluctuations. The securities of companies such as ours have historically seen extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors relating to the Company and its operations and in the investment markets in general, as well as economic conditions, may have a negative effect on the market price of its Common Stock.

Securities to be Issued Pursuant to an Exemption from Registration

In the future, Company securities will be offered and issued pursuant to Regulation D adopted under the Securities Act and pursuant to exemptions from registration in all states where they are being offered. There is no assurance that such offerings will qualify for such exemptions due, among other things, to the adequacy of the disclosure and the manner of distribution of the offering, other past, present and future offerings made or to be made by the Company, the conduct by the Company in other activities or any change in securities laws or regulations. If and to the extent that suits for rescission are brought and successfully concluded for failure to register an offering pursuant to the Securities Act, both the capital and assets of the Company could be adversely affected, thus jeopardizing the ability of the Company to operate successfully. Its capital could be depleted in defending any action by subscribers or by state or federal securities commissions, even if it is ultimately exonerated.

Expenses of a Public Company

Operating a public company involves substantial costs to comply with reporting obligations under federal securities laws which are continuing to increase as provisions of the Sarbanes Oxley Act of 2002 are implemented. These reporting obligations impose a substantial financial expense on the Company on a quarterly and annual basis. The Company may not reach sufficient size to justify public reporting status. If the Company were forced to become a private company, shareholders may lose their ability to sell their shares and there would be substantial costs associated with becoming a private company.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Description of Property.

We do not own any real property.  The Company’s corporate headquarters are located in the offices of a shareholder, located in Scottsdale, Arizona.  In September 2012, the Company entered into a month to month lease for office space in Scottsdale, Arizona. Monthly rent expense associated with the lease is $300, and the lease may be cancelled with 30 days’ notice. We also anticipate entering into lease agreements in the Dallas, Ft. Worth area for office and warehouse space as required by our three franchise agreements with ESIO.

Item 3.  Legal Proceedings.

As of the date of this report, we were not currently involved in any legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

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

	High	Low
Fiscal Year Ended: June 30, 2012
First Quarter	$0.50	$0.30
Second Quarter	0.50	0.31
Third Quarter	0.50	0.23
Fourth Quarter	0.35	0.18

Fiscal Year Ended: June 30, 2011
First Quarter	$0.30	$0.21
Second Quarter	0.35	0.10
Third Quarter	0.35	0.18
Fourth Quarter	0.40	0.26

Holders

As of October 11, 2012 there were approximately 176 holders of record of our common stock. This does not include beneficial owners holding stock in street name.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings, if any for use in our business.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us within the past three fiscal years which were not registered under the Securities Act.

In March 2012, we issued 3,000,000 restricted shares of common stock to an Officer and Director for repayment on convertible notes payable in the amount of $150,000. A cash payment of $34,188 was made to settle the remaining debt.

In June 2012 we issued 1,000,000 restricted shares of common stock to an individual as repayment towards the principal balance of a convertible note payable.

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

Plan of Operation

On August 14, 2012 Tempco, Inc. (the “Registrant”) executed a Regional Developer Agreement (the “RDA”) and three franchise agreements (the “FA”) with ESIO Franchising, LLC (“ESIO”) for the Dallas/Fort Worth region of Texas (the “Territory”) and three franchises therein. The Dallas/Fort Worth region has a population of over 7,700,000 people and over 2,800,000 households.  Upon the execution of the RDA Registrant paid $250,000 cash to ESIO, including a credit of $70,000 from a payment made earlier in the year on a deposit agreement covering 10 other regions with ESIO.

Registrant must commence operations of its Regional Development business and first 3 franchises within 1 year of the execution of the RDA or forfeit its rights under the RDA and three franchise agreements. Further, Registrant must sell or open 12 additional franchises in the Territory within the 10 year term of the RDA, the first two of which must be in operation within the third year after the execution of the RDA. Under the RDA once its three franchises are operating, Registrant will receive 50% of the initial franchise fees ESIO receives from its franchisees in the Territory and 40% of all royalties ESIO receives from its franchisees in the Territory, excluding advertising fund payments. The RDA and the FA contain standard franchise industry language concerning confidentiality and the use of ESIO’s marks, as well as other standard industry provisions.

Pursuant to the terms of the RDA and the FA Registrant and future franchisees will be marketing and servicing ESIO’s multi-serve beverage dispensing systems and beverage products for use in the home and office. The ESIO Beverage System includes countertop and floor stand beverage dispensers that conveniently offer any size hot and cold drinks at the touch of a button.  ESIO’s patented E-Paks deliver perfectly blended national brand and private label juices, sport drinks, vitamin waters, teas and coffees.  More information on the ESIO Beverage System and its franchises is available at www.esiobev.com

As of June 30, 2012, we have approximately $640,458 in cash and cash equivalents. We believe this will be sufficient to fund the costs of funding general and administrative expenses for the next 12 months, however, we do not believe that it will be sufficient to exercise our option to purchase additional regional franchises without raising additional capital.

During the next 12 months we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports;

(ii)	Officer and director’s salaries and rent, consulting fees; and

(iii)	Commencing our operation of a Regional Franchise in the Dallas/Ft. Worth area.

We believe we will be able to meet these costs through use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations.  Accordingly, the Company’s financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company’s operations. As a result, the Company’s independent registered public accounting firm has issued going concern opinions on the consolidated financial statements of the Company for the fiscal years ended June 30, 2012 and 2011.

Revenue

Since February 2008 we have been in the development stage, and accordingly, there are no revenues reflected in our financial statements for the years ended June 30, 2012 or 2011.

General and Administrative Expenses

For the years ended June 30, 2012 and 2011 we have recorded general and administrative expenses of $1,030,859 and $194,624, respectively. Our general and administrative expenses in the current year consist primarily of officer’s salaries, legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity as well as a loss on the extinguishment of a note payable in the amount of $525,000. The increase in the current year is the result of an increase in legal fees incurred in connection with consummating a proposed merger transaction as well as an increase in directors’ fees due to the issuance of an option to the Registrants Officers. From February 5, 2008 (the date of reentering the development stage) through June 30, 2012, we have recorded general and administrative expenses of $1,676,733.

Net Income

For the years ended June 30, 2012 and 2011, we have reflected net loss of $1,291,431 and $199,263, respectively. From February 5, 2008 (the date of reentering the development stage) through June 30, 2012, we have reflected net loss of $1,919,026.

Liquidity and Capital Resources

As of June 30, 2012 we have current assets of $688,946 and working capital of $594,655. During August 2012 we paid $180,000 for the purchase of a Regional Franchise Development License for the Dallas/Ft. Worth area. We anticipate expending funds for the purchase of equipment, software, inventory, salaries, rent and other related business expenses. In addition to the amount already paid for the purchase of the license, we estimate that the working capital requirement for the Dallas/Ft. Worth area will be approximately $300,000 prior to reaching profitability. Further pursuant to our Regional Developer Deposit Agreement entered into on April 11, 2012, we have the option, but not the obligation to purchase additional Regional Development Franchise in the following areas:

1.	State of Arizona
2.	Jacksonville Florida metropolitan area
3.	Houston Texas metropolitan area
4.	San Antonio Texas metropolitan area
5.	State of Colorado

The option period for the first five numbered optioned areas shall expire on November 1, 2012, provided that if the Company does not exercise an option for any one of the first six optioned areas by August 15, 2012, the option period for the sixth numbered optioned areas shall terminate on August 14, 2012; further provided that if TEMO does not exercise a second option for one of the remaining five optioned areas by November 1, 2012, the option period for the fifth numbered optioned area shall terminate on November 1, 2012; further provided that if TEMO does not exercise a third option for one of the remaining four optioned areas by January 1, 2013, the option period for the fourth numbered optioned area shall terminate on January 1, 2013; further provided that if TEMO does not exercise a fourth option for one of the remaining three optioned areas by March 1, 2013, the option period for the third numbered optioned area shall terminate on March 1, 2013; further provided that if TEMO does not exercise a fifth option for one of the remaining two optioned areas by July 1, 2013, the option period for the second numbered optioned area shall terminate on July 1, 2013.

In addition, the Registrant shall have an option to purchase Regional Development Franchises in the following Optioned Areas in the State of California: San Francisco, CA –Bay Area and Eureka; Sacrameto, CA and Chico, Reno, Nevada; Orange County, CA; San Diego and Imperial, California; and Norwthwest Los Angeles, CA – Ventura to San Luis Obispo. The option period for each of the optioned areas in the State of California shall commence on the effective registration date of the 2012 Franchise Disclosure Document with the state of California (“the Registration Date”) and expire one year after the registration date, which was June 25, 2012.

We anticipate that the purchase price of each of the aforementioned option areas will be approximately $250,000. Additionally, we anticipate that we will require working capital of $300,000 per optioned area to reach profitability.

These activities are likely to have a material impact on our liquidity. We will need to raise additional capital in order to purchase the remaining 10 optioned areas. We may not have sufficient funds to purchase any other region or all ten regions within the contracted time limits.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Item 8.  Financial Statements and Supplementary Data.

The financial statements and schedules are included herewith commencing on page F-1.

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

On August 2, 2012, Tempco, Inc. (the “Company”) dismissed Seale and Beers, CPAs (“Seale and Beers”), as its independent accountant. This change in independent account was approved by the Company’s Board of Directors.

Previous Independent Accountant

The reports of Seale and Beers on the Company’s financial statements for the  years ended June 30, 2010 and 2011 contained no adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principles, other than the expression of doubt that the Company can continue as a going concern.

During the years ended June 30, 2010 and 2011, and through August 2, 2012, there were no disagreements with Seale and Beers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Seale and Beers, would have caused it to make reference thereto in connection with its reports on each of the Company’s financial statements for such years.

During the years ended June 30, 2010 and 2011, and through August 2, 2012, there were no reportable events as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

The Company requested that Seale and Beers furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as Exhibit 16.1 to our Current Report on From 8-K filed with the SEC on August 7, 2012.

Engagement of New Independent Accountant

On August 3, 2012, our Board of Directors engaged MaloneBailey, LLP (“MaloneBailey”) as the independent accountant of the Company for the year ending June 30, 2012, to be effective upon the dismissal of our previous independent accountant on August 2, 2012.

The Company did not consult with MaloneBailey during the years ended June 30, 2010 and 2011, and through August 2, 2012, on any matter that was the subject of any disagreement or any reportable event as defined in Regulation S-K Item 304(a)(1)(iv) and Regulation S-K Item 304(a)(1)(v), respectively, or on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, relating to which either a written report was provided to the Company or oral advice was provided that the Company concluded was an important factor considered in reaching a decision as to the accounting, auditing or financial reporting issue.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive and financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K  was being prepared.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2012, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting.

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Information regarding our directors and executive officer is provided below:

FRED BURSTEIN, age 77, has been a director and officer of the company since February 4, 2008, becoming Chief Executive Officer on May 18, 2011 and serving in that position until April 12, 2012, when he resigned his position as an Officer. He continues as a director of the Company. Mr. Burstein has been a lawyer since 1960 practicing law in Minneapolis, Minnesota, and has been retired since 2010. He holds both his Juris Doctor and Business Administration degrees from the University of Minnesota.

ANTHONY SILVERMAN, age 69, served as a director of Tempco from February 4, 2008 until September 30, 2009. He became a director again on May 11, 2011 and was also named as the Company’s Chief Financial Officer on that date. He acted as Chief Financial Officer until April 12, 2012. On that date he was appointed as Chief Executive Officer and President.  He was Founder, Chairman and Chief Executive Officer of Paradise Valley Securities, a registered securities broker-dealer, from 1987 to 1999. For most of his 40 year career in the securities business, Mr. Silverman concentrated in transactions for the financing of micro-cap and small-cap companies.

ANDREW ECCLESTONE, age 50, was elected as a Director of the Company on May 18, 2011. He was also elected as Chairman of the Board of Directors on that date. Mr. Ecclestone is presently the portfolio manager of Mountainview Asset Management, a private investment fund in Toronto, Canada, which he founded in June 2002. From October 2000 to May 2002, he was the portfolio manager of Thomson Kernaghan Company Ltd, in Toronto, Canada. From June 1999 to September 2000, Mr. Ecclestone was the corporate finance consultant for Storm Investment Management Ltd. in North York, Ontario, Canada. Mr. Ecclestone received a Bachelor of Technology Degree, in industrial engineering, from the Ryerson Polytechnical Institute, Toronto, Canada, in 1985 and an M.B.A. from York University, North York, Ontario, in 1988. He has been a Chartered Financial Analyst since 1998.

KIMBERLY CONLEY, age 45, was elected Chief Financial Officer on April 12, 2012. Since May 2007, Ms. Conley has been providing accounting and financial services as an independent contractor to various companies, including the Company. From December 1999 to May 2007, she was employed by Semple Marchal & Cooper, LLP providing accounting and auditing services. Ms. Conley received a Bachelor of Science in Criminal Justice from Northern Arizona University in 1993. She has been a certified public accountant since 2003.

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

Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended June 30, 2012; except Donald Schreifels became a beneficial owner of more than 10% in June 2012 and has not yet filed the forms with the SEC.

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

Item 11.  Executive Compensation.

The following table summarizes all compensation paid to our Chief Executive Officers for each of the fiscal years ended June 30, 2012 and 2011.  We did not have any other executive officers whose total annual salary and bonus exceeded $100,000 for the periods presented.

Summary Compensation Table

			All other
		Salary	Compensation	Total
Name and Principal Position	Year	($)	($)(3)	($)

Anthony Silverman, Principal Executive Officer (1)(2)	2012	$45,000	$74,364	$119,364
	2011	$10,000	$10,000	$20,000

Andrew Eccelstone, Chairman of the Board	2012	$30,000	$74,364	$104,364
	2011	$—	$—	$—

Fred Burstein, Principal Executive Officer, Director (4)	2012	$40,000	$74,364	$114,364
	2011	$—	$—	$—

Kimberly A Conley, Principal Accounting Officer	2012	$—	$20,000	$20,000
	2011	$—	$8,000	$8,000

Stanley L. Schloz Chief Executive and Financial Officer (5)	2012	$—	$—	$—
	2011	$16,000	$—	$16,000

___________________

(1)

Mr. Silverman began serving as a Director and Chief Financial Officer on May 11, 2011. Prior to that time, he provided the Company Office Space at the rate of $1,000 per month, which is included in the table as Other Compensation.

(2)

Mr. Silverman began serving as a Director and Chief Financial Officer on May 11, 2011. Prior to that time, he provided the Company Office Space at the rate of $1,000 per month, which is included in the table as Other Compensation.

(3)	Includes the issuance of an option to purchase 250,000 shares of common stock at an exercise price of $.25.

(4)	Mr. Burstein served as the Chief Executive Officer from May 11, 2011 through April 12, 2012.

(5)	Mr. Schloz served as the Chief Executive Officer through May 11, 2011.

Following is information regarding outstanding equity awards for each of our named executive officers as of the fiscal year ended June 30, 2012:

Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Option exercise price	Option expiration date

Anthony Silverman	250,000	$ 0.25	7/11/2016
Andrew Eccelstone	250,000	$ 0.25	7/11/2016
Fred Burstein	250,000	$ 0.25	7/11/2016
Fred Burstein	600,000	$ 0.09	2/28/2016

Item 12.  Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2012.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	None (1)	$ —	4,730,000 (3)

Equity compensation plans not approved by security holders	7,927,287 (2)	$ 0.57	—

TOTAL	7,927,287	$ 0.57	4,730,000

___________________

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under our 1999 Equity Compensation Plan.

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under our 1999 Equity Compensation Plan.

(3)

Represents (a) an aggregate of 3,197,287 shares of common stock underlying non-statutory stock options approved by the Company’s board of directors and granted to directors and employees of the Company (the “Options”).  The options have vesting schedules ranging from immediate vesting to four year vesting and have an exercise price equal to the closing bid price of the common stock on the date of grant and a term of eight to ten years; and (b) an aggregate of 4,730,000 shares of common stock purchasable upon exercise of warrants issued to various parties in connection with debt and equity offerings and for services rendered by contractors.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information, as of September 26, 2012 concerning the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the Company’s Common Stock; (ii) each Director; (iii) the Company’s Chief Executive Officer; and (iv) all directors and executive officers of the Company as a group.  To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

	Shares Beneficially Owned (1)
Name and Address of Beneficial Owner(2)	Number	Percent of Class

Anthony Silverman (3)	4,154,140	22.6%
Fred Burstein (5)	1,000,100	5.3%
Andrew Ecclestone (3)	250,000	1.4%
Donald Schreifels (4)	3,299,500	16.4%
Chandler	1,010,000	5.6%
Kimberly Conley	52,000	0.3%
Executive officers as a group	5,456,240	28.0%

___________________

(1)

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right.  Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.  The amounts and percentages are based upon 18,146,636 shares of common stock outstanding as of September 26, 2012.

(2)

The address of each of the beneficial owners is as follows:   Anthony Silverman, 7377 East Doubletree Road, Scottsdale, Arizona 85258; Fred Burstein, 7377 East Doubletree Road, Scottsdale, Arizona 85258; Andrew Ecclestone 7377 East Doubletree Ranch Rd, Scottsdale, Arizona 85258 . Donald Schreifels 6900 Wedgewood Road N., Suite 340 Maple Grove, Minnesota, 55311; Chandler, P.O. Box 2465, Fort Lauderdale, Florida, 33303; Kimberly Conley, 7377 East Doubletree Road, Scottsdale, Arizona 85258

(3)	Includes 250,000 shares of common stock underlying warrants that were exercisable on September 26, 2012 or within 60 days thereafter.

(4)	Includes 69,500 shares of common stock owned by spouse, and a warrant to purchase an additional two million shares that were exercisable on September 26, 2012 or within 60 days thereafter.

(5)	Includes 850,000 shares of common stock underlying warrants that were exercisable on September 26, 2012 or within 60 days thereafter.

Item 13.  Certain Relationships And Related Transactions, and Director Independence.

Except as set forth below, the Company did not have any transactions during fiscal years 2012 and 2011 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $120,000.

During the year ended June 30, 2012 and 2011, the Company received proceeds from convertible notes payable to a director in the amount of $154,188 and $30,000, respectively. The notes are convertible into common shares at $.05. In March 2012, the Director converted $150,000 of the notes to 3 million restricted common shares, with the balance due of $34,188 being repaid in cash.

Director Independence

Our directors are Fred Burstein, Anthony Silverman and Andrew Ecclestone. Mr. Anthony Silverman is our President and Chief Executive Officer, and is therefore not considered independent. While the OTC Bulletin Board does not prescribe independence requirements for board members, the Company believes the remainder of its Board members are “independent” within the meaning of the listing standards of the NADAQ Stock Market, which state:

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2012 and 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.  All other fees consist primarily of fees incurred to review our registration statement filings, proxy statements, and 8-K’s related to the asset sales.

		June 30, 2012	June 30, 2011

(i)	Audit Fees	$ 13,296	$ 10,040
(ii)	Audit Related Fees	—	—
(iii)	Tax Fees	—	—
(iv)	All Other Fees	—	—

Audit Committee Pre-Approval Policies and Procedures

The entire board of directors acts as the Company’s Audit Committee. The Audit Committee does not have a financial expert serving on its committee at this time due to the size and nature of the Company. The Company intends to seek such an expert.

All audit and non-audit services are pre-approved by the Audit Committee, which consists of the members of the board of directors which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm.  The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies.  The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.  The Audit Committee has considered the role of Malone-Bailey, LLP  in providing services to us for the fiscal year ended June 30, 2012 and has concluded that such services are compatible with such firm’s independence.

PART IV

Item 15. Exhibits.

The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description	By Reference from Document	No. In Document

10.1	Regional Developer Deposit Agreement	A	10.1
10.1	Regional Developer Agreement	B	10.1
10.2	Form of Three Franchise Agreements	B	10.2
23.1	Consent of Independent Registered Public Accounting Firm	*	—
31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934 by Anthony Silverman	*	—
31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934 by Kimberly Conley	*	—
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Anthony Silverman	*	—
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kimberly Conley	*	—
101	Interactive Data Files of Financial Statements and Notes	**	—

___________________

*	Filed herewith.
**	To be submitted by amendment.
A.	Form 8-K Current Report reporting event on April 12, 2012
B.	Form 8-K Current Report reporting event on August 14, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPCO, INC.

/s/ Anthony Silverman

Anthony Silverman, President and Chief Executive Officer

(Principal Executive Officer)

Dated:  October 15, 2012

Pursuant to the requirements of  the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Anthony Silverman	President, Chief Executive Officer and Director	October 15, 2012
Anthony Silverman	(Principal Executive Officer)

/s/ Kimberly Conley	Chief Financial Officer	October 15, 2012
Kimberly Conley	(Principal Financial Officer)

/s/ Andrew Ecclestone	Director	October 15, 2012
Andrew Ecclestone

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FOR THE

YEARS ENDED JUNE 30, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tempco, Inc.

Scottsdale, Arizona

(a Development Stage Company)

We have audited the accompanying consolidated balance sheet of Tempco, Inc. and its subsidiaries  (a development stage company) (collectively, the “Company”) as of June 30, 2012 and the related consolidated statements of expenses, shareholders’ equity (deficit), and cash flows for the year ended June 30, 2012 and the period from February 5, 2008 (date Company re-entered development stage) through June 30, 2012. The financial statements from February 5, 2008 (date Company re-entered development stage) through June 30, 2011 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. The financial statements for the period from February 5, 2008 (date Company re-entered development stage) through June 30, 2011 include no revenue and an accumulated loss of $627,595. Our opinion on the statements of expenses, stockholders’ equity (deficit), and cash flows for the year then ended, in so far as it is related to the amounts for prior periods through June 30, 2011 is based solely on the report of the other auditor.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tempco, Inc. and its subsidiaries as of June 30, 2012 and the results of their operations and their cash flows for the year then ended and the period from February 8, 2008 (date Company re-entered development stage) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered reoccurring losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MALONEBAILEY, LLP

MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

October 11, 2012

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tempco, Inc. and Subsidiaries
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Tempco, Inc. and Subsidiaries (A Development Stage Company) as of June 30, 2011, and the consolidated related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and since inception on February 5, 2008 through June 30, 2011. Tempco, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tempco, Inc. and Subsidiaries (A Development Stage Company) as of June 30, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and since inception on February 5, 2008 through June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has earned no revenues, has negative working capital at June 30, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

September 22, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$640,458	$6,615
Prepaid expenses	2,342	—
Other assets, net	46,146	9,892

Total current assets	688,946	16,507

Intangible assets	347,112	—

Total Assets	$1,036,058	$16,507

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$23,955	$37,703
Accounts payable-related party	2,027	—
Accrued liabilities	11,012	15,611
Note payable - current portion	—	7,437
Convertible notes payable, current, net of discount of $597,703	57,297	—
Convertible notes payable- related party, current, net of discount of $25,550	—	4,450

Total current liabilities	94,291	65,201

Total Liabilities	94,291	65,201

Commitments:	—	—

Stockholders’ equity (deficit):
Common stock, $.005 par value 50,000,000 authorized; 15,490,016 and 11,490,016 issued and outstanding as of June 30, 2012 and 2011	77,450	57,450
Additional paid in capital	13,944,172	11,682,280
Accumulated deficit prior to reentering the development stage	(11,160,829)	(11,160,829)
Deficit accumulated in the development stage	(1,919,026)	(627,595)

Total stockholders’ equity (deficit)	941,767	(48,694)

Total liabilities and stockholders’ equity (deficit)	$1,036,058	$16,507

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative Since
			Reentering the
			Development Stage,
			February 5, 2008 to
	June 30,		June 30,
	2012	2011	2012

Costs and Expenses
General and administrative	$692,767	$136,624	$1,193,641
Directors fees	338,092	58,000	483,092
Operating loss	1,030,859	194,624	1,676,733

Net loss from operations	(1,030,859)	(194,624)	(1,676,733)

Other Income (Expense)
Interest expense	(260,522)	(4,694)	(265,640)
Interest income	—	105	23,547
Debt conversion expense	—	—	—
	(260,522)	(4,589)	(242,093)

Provision for income taxes	(50)	(50)	(200)

Net Loss	$(1,291,431)	$(199,263)	$(1,919,026)

Basic and diluted loss per share	$(0.10)	$(0.02)

Basic and diluted weighted average common shares outstanding	12,465,426	11,490,016

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)

							Deficit
						Accumulated	Accumulated
						Deficit	Since
						Prior to	Reentering the
					Additional	Reentering	Development
	Common Stock		Treasury Stock		Paid in	Development	Stage on
	Shares	Amount	Shares	Amount	Capital	Stage	February 5, 2008	Total

Balance at June 30, 2008	17,882,404	89,413	(6,478,693)	(842,351)	12,392,814	(11,160,829)	(64,619)	414,428

Stock based compensation	—	—	—	—	60,854	—	—	60,854

Shares surrendered	(12,830)	(64)	—	—	64	—	—	—

Net loss	—	—	—	—	—	—	(250,984)	(250,984)

Balance at June 30, 2009	17,869,574	89,349	(6,478,693)	(842,351)	12,453,732	(11,160,829)	(315,603)	224,298

Shares issued for option exercise	100,000	500	—	—	8,500	—	—	9,000

Correction of shares outstanding	(865)	(4)	—	—	4	—	—	—

Cancellation of Treasury Shares	(6,478,693)	(32,395)	6,478,693	842,351	(809,956)	—	—	—

Net loss	—	—	—	—	—	—	(112,730)	(112,730)

Balance at June 30, 2010	11,490,016	57,450	—	—	11,652,280	(11,160,829)	(428,333)	120,568

Beneficial conversion feature	—	—	—	—	30,000	—	—	30,000

Net loss	—	—	—	—	—	—	(199,262)	(199,262)

Balance at June 30, 2011	11,490,016	57,450	—	—	11,682,280	(11,160,829)	(627,595)	(48,694)

Stock based compensation	—	—	—	—	223,092	—	—	223,092

Conversion of notes payable to common stock	4,000,000	20,000	—	—	355,000	—	—	375,000

Forgiveness of debt-related party	—	—	—	—	50,000	—	—	50,000

Loss on settlement of debt	—	—	—	—	525,000	—	—	525,000

Discount on notes payable	—	—	—	—	809,188	—	—	809,188

Deposit on Franchise agreement	—	—	—	—	299,612	—	—	299,612

Net loss	—	—	—	—	—	—	(1,291,431)	(1,291,431)

Balance at June 30, 2012	15,490,016	$77,450	—	$—	$13,944,172	$(11,160,829)	$(1,919,026)	$941,767

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Since
			Reentering the
			Development Stage,
	For the Year Ended		February 5, 2008 to
	June 30,		June 30,
	2012	2011	2012

Cash flows from operating activities
Net loss	$(1,291,431)	$(199,262)	$(1,919,026)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock based compensation	223,092	—	310,992
Amortization of beneficial conversion feature	237,035	—	237,035
Loss on settlement of note receivable and accrued interest	—	—	69,750
Loss on settlement of notes payable	525,000	—	525,000
Accrued interest receivable	—	—	(14,750)
Changes in Assets and Liabilities:
Prepaid expenses	7,550	(68)	(15,341)
Other assets	(46,146)	—	(46,146)
Accounts payable	(13,748)	34,065	23,955
Accounts payable-related party	52,027	—	52,027
Accrued liabilities	(4,599)	15,214	11,012
Net cash used by operating activities	(311,220)	(150,051)	(765,492)

Cash flows from investing activities
Purchase of intangible asset	(47,500)	—	(47,500)
Collection of note receivable	—	—	145,000
Net cash provided (used) by investing activities	(47,500)	—	97,500

Cash flows from financing activities:
Repayment of debt	(32,437)	(599)	(33,036)
Repayment of debt-related party	(34,188)	—	(34,188)
Proceeds from notes payable	250,000	12,486	262,486
Proceeds from convertible notes payable-related party	154,188	30,000	184,188
Proceeds from convertible notes payable	655,000	—	655,000
Proceeds from sale of common stock	—	—	225,000
Proceeds from exercise of option	—	—	9,000
Net cash used by financing activities	992,563	41,887	1,268,450
Net change in cash and cash equivalents	633,843	(108,164)	600,458
Cash and cash equivalents at beginning of year	6,615	114,779	40,000
Cash and cash equivalents at end of period	$640,458	$6,615	$640,458

Supplemental Disclosures:
Cash paid for income taxes	$50	$50	$200
Cash paid for interest	$11,021	$83	$11,528

Non Cash Investing and Financing Activities
Beneficial Conversion Feature	$655,000	$—	$685,000
Beneficial Conversion Feature- related party	$154,188	$30,000	$154,188
Forgiveness of debt- related party	$50,000	$—	$50,000
Repayment of notes payable through issuance of common stock	$375,000	$—	$375,000
Intangible assets acquired through issuance of warrant	$299,612	$—	$299,612

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Basis of Presentation and Description of Business

Tempco, Inc. was incorporated in Nevada in June 1988 as Richard Barrie Fragrances, Inc. Over the years, the Company changed its name several times, most recently from Vitrix, Inc. in October 1999, to Time America, Inc. in December 1993, then to NETtime Solutions, Inc. in January 2007. The name was changed again on February 4, 2008 to Tempco, Inc. The consolidated financial statements include the accounts of Tempco, Inc. and its wholly-owned subsidiaries (collectively, “we”, “our” or the “Company”), NETtime Solutions, Inc. an Arizona corporation, and Net Edge Devices, LLC, an Arizona Limited Liability Company. All intercompany accounts and transactions have been eliminated in consolidation. The Company is a Development Stage Company, as defined by Accounting Standards Codification 915, Development Stage Entities.

Through April 2012 the Company was a shell corporation, seeking to negotiate and consummate a combination or merger with another business. On April 11, 2012, the Company entered into a Regional Developer Deposit Agreement with ESIO Franchise, LLC. The Agreement gives the Company the option to purchase up to ten regional franchise areas for the sale of ESIO franchises, as well as requiring the Company to operate three franchises within the optioned areas. The Company plans to market and service ESIO’s multi-serve beverage dispensing system and beverage products for use in the home and office.

Note 2 – Going Concern

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

Note 3 – Summary of Significant Accounting Policies

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

Stock-Based Compensation

We recognize compensation cost for stock-based awards issued after March 1, 2006, over the requisite service period for each separately vesting tranche, as if multiple awards were granted. Compensation cost is based on grant-date fair value using quoted market prices for our common stock.

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

Deferred Financing Costs

Debt financing costs are amortized over the contractual term of the underlying note payable using the effective interest method. If debt is retired prior to the end of its contractual term, the unamortized deferred financing costs are expensed in the period of the retirement to interest expense.

Intangible Assets and Impairment of Long Lived Assets

Impairment losses are to be recognized when the carrying amount of a long lived asset is not recoverable or exceeds its fair value. The Company evaluates its long lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable. The Company uses estimates of future cash flows over the remaining useful life of a long lived asset or asset group to determine the recoverability of the asset. These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. We have not recognized any impairment losses for the Company’s long lived assets through June 30, 2012.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts payable and other accrued expenses and notes payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2012 and 2011.  The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis as of June 30, 2012 and 2011.

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

As of June 30, 2012 and 2011, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense.  Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. We are subject to tax audits for our U.S. federal and certain state tax returns for the tax years ending June 30, 2012 and 2011. Tax audits by their very nature are often complex and can require several years to complete.

Advertising Expense

Advertising costs are expensed when incurred. For the years ended June 30, 2012 and 2011 we did not incur any advertising costs.

Income (Loss) Per Share:

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Potentially dilutive securities are options and warrants that are exercisable into common stock and convertible notes payable.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share.  At June 30, 2012 and 2011, there were options and warrants outstanding to purchase  7,242,287 and 3,107,287, respectively, shares of the Company’s common stock. Additionally, at June 30, 2012 there were convertible notes payable, plus accrued interest that could be converted into 2,640,999 Share Units (consisting of one share and one warrant). At June 30, 2011, there were convertible notes payable that could be converted into 600,000 shares of common stock. At June 30, 2012 and 2011, there were no potentially dilutive securities included in the calculation as their effect was anti-dilutive.

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements as follows:

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic and diluted loss per share
For the year ended June 30, 2012	$(1,291,431)	12,465,426	$(0.10)

For the year ended June 30, 2011	$(199,263)	11,490,016	$(0.02)

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

Revenue Recognition

Revenue is recognized when title and risk of loss has been transferred to customer and collectability is reasonably assured. At June 30, 2012 and 2011 we did not have any revenues.

Segment Reporting

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company only operates in one reporting segment as of and for the years ended 2012 and 2011.

Reclassifications

Certain prior year balances have been reclassified to conform with current year presentation. These reclassifications have no impact on the prior year’s net losses.

Note 4 – Other Assets

During April 2012, we entered into a Regional Developer Deposit Agreement with ESIO Franchising, LLC, wherein the Company was issued an option to purchase up to 11 ESIO Regional Development Franchises in certain optioned areas. (See Note 11- Subsequent Events). In relation to the agreement, the Company has recorded other assets at June 30, 2012 in the amount of $347,112, which included a cash payment in the amount of $47,500 and the issuance of a warrant valued at $299,612. The license agreement has a ten year term with an option to renew for two additional ten year periods.

Note 5 – Notes Payable

At June 30, 2011, Notes Payable consisted of a 9.59% note payable to Premium Assignment Corporation in the amount of $7,437, secured by the Company’s insurance policy. Monthly payments including principal and interest of $971 are due through February 2012. As of June 30, 2012, the remaining balance was $0.

On February 15, 2012, the Company entered into a note payable with an accredited investor in the amount of $250,000. The note had an original due of April 15, 2012. The note holder and the Company agreed to extend the term of the note through July 15, 2012, and modified the terms of the note to allow for conversion of the note payable into Share Units at the rate of four units per dollar of principal. In addition, as consideration for the extension, the Company issued the note holder a warrant to purchase 1,000,000 shares at $0.75 At the time of the modification, the Company recorded a discount on the note in the amount of $250,000 which arose due to the issuance of the warrant. In June 2012, the Company repaid $25,000 to the note holder. In addition, the note holder converted the remainder of the $225,000 note to 1,000,000 Share Units valued at $250,000; the Company recorded a loss of settlement of debt of $25,000.

In relation to the aforementioned transactions, the Company has recorded a loss on the extinguishment of the note in the amount of $275,000. As of the date of conversion, the Company had unamortized debt financing costs in the amount of $250,000 which was recorded to loss on settlement of debt at the time of the conversion.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Convertible Notes Payable

During the year ended June 30, 2012, the Company received proceeds of $655,000 from convertible notes payable. The notes bear interest at the rate of 6% per annum and are convertible into Share Units (consisting of one common share and a warrant to purchase an additional common share at the price of $.75) at the rate of four units per dollar converted and are convertible at any time at the holders’ option. The notes are due one year from the date of issuance, and are due between April and June 2013. (See Note 11- Subsequent Events).

At issuance the Company determined the notes should be discounted by the full $655,000 due to finder fees, warrants and beneficial conversion feature. At June 30, 2012, the unamortized discount on the convertible notes payable was $597,703. The discount is being amortized over the term of the notes.

At June 30, 2012 the “if converted value” of the notes does not exceed the principal value, and the notes plus accrued interest could be converted into 2,640,999 Share Units.

The effective interest rate on the convertible notes ranges between 282% and 379% and during the year ended June 30, 2012, the Company recognized interest expense in the amount of $5,612 in addition to amortization of the discount in the amount of $57,297.

The Company also paid finder’s fees in relation to the aforementioned convertible notes payable, and accordingly, has recorded Debt Issue Costs in the amount of $53,000. The debt issue costs are being amortized to interest expense over the term of the notes. Included in interest expense at June 30, 2012 is $6,854 related to the amortization of the debt issue costs. At June 30, 2012, the unamortized balance of $46,146 is classified in other current assets.

Note 7 – Convertible Notes Payable-Related Party

During the years ended June 30, 2012 and 2011, the Company received proceeds from Convertible Notes Payable-Related Party in amount of $154,188 and $30,000, respectively. The notes bear interest at the rate of 6% per annum. The note and any accrued interest may be converted at any time, at the discretion of the holder, to shares of our common stock at a rate of $0.05 per share. Based on our share price at the time the note agreements were entered into, we recognized a beneficial conversion feature of $184,188 for these convertible notes. Included in interest expense at June 30, 2012 and 2011, is $179,438 and $4,750, respectively, related to the notes. On March 10, 2012, the note holder elected to convert $150,000 of the notes into 3 million shares of common stock. The remaining balance on the notes plus accrued interest of $40,328 was repaid in cash on May 28, 2012.

Note 8 – Income Taxes

As of June 30, 2012 and 2011deferred tax assets consist of the following:

	2012	2011

Federal loss carryforwards	$2,933,248	$2,825,739
State loss carryforwards	64,290	44,597
Other	—	—
	2,997,538	2,870,336
Less: valuation allowances	(2,997,538)	(2,870,336)
	$—	$—

The Company has established a valuation allowance equal to the full amount of the deferred tax assets primarily because of uncertainty in the utilization of net operating loss carryforwards.

As a result of stock ownership changes, the Company’s ability to utilize net operating losses in the future could be limited, in whole or part, under Internal Revenue Code.  As of June 30, 2012 the Company’s federal and state net operating loss carryforwards were $8,380,708 and $803,622, respectively, and expire through 2032.

The Company’s tax expense differed from the statutory rate primarily due to the change in the deferred tax asset valuation allowance.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Stockholders’ Equity

At June 30, 2012 the Company has 200,000,000 shares of Common Stock with a par value of $.005 authorized, of which 15,490,016 shares are issued and outstanding. There are also authorized 10,000,000 shares of preferred stock, par value $.01, none of which are issued and outstanding.

At June 30, 2011, the Company had 50,000,000 shares of Common Stock with a par value of $.005 authorized, of which 11,490,016 shares are issued and outstanding. There were also authorized 10,000,000 shares of preferred stock, par value $.01, none of which were issued or outstanding.

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

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model. The assumptions used at that the time of the most recent issuances were as follows:

Year Ended
June 30,
2012

Expected volatility	328%
Risk-free interest rate	2%
Expected dividends	0%
Expected lives (in years)	3

The weighted average fair value at date of grant for options granted during the year ended June 30, 2012 was $.25.

A summary of the activity of options under the plan and non-statutory options granted outside the plan follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at June 30, 2010	2,572,287	$0.29
Granted	—	—
Exercised	—	—
Expired	(65,000)	0.40
Forfeited	—	—
Outstanding at June 30, 2011	2,507,287	0.29
Granted	750,000	0.25
Exercised	—	—
Expired	(60,000)	0.30
Forfeited	—	—
Outstanding at June 30, 2012	3,197,287	$0.28

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Weighted Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested stock options at June 30, 2011	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested stock options at June 30, 2012	—	$—

Additional information about outstanding options to purchase the Company’s common stock as of June 30, 2012 is as follows:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
	Number	Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Price	Shares	Life (Years)	Price	Value	Shares	Life (Years)	Price	Value
$0.91-$0.60	514,520	1.43	$0.76	$—	514,520	1.43	$0.76	$—
$0.51-$0.40	320,000	4.5	$0.43	$—	320,000	4.5	$0.43	$—
$0.32	60,000	0.99	$0.32	$—	60,000	0.99	$0.32	$—
$0.16-$0.13	152,767	5.04	$0.15	$4,038	152,767	5.04	$0.15	$4,038
$0.25	750,000	4.03	$0.25	$—	750,000	4.03	$0.25	$—
$0.09	1,400,000	3.66	$0.09	$126,000	1,400,000	3.66	$0.09	$126,000
	3,197,287				3,197,287

The Company has recognized stock based compensation expense of $223,092 during the year ended June 30, 2012 in relation to options issued outside of the plan for options issued to three directors of the Company.

Non-Employee Stock Options and Warrants:

As of June 30, 2012 the Company has warrants outstanding that were issued primarily in connections with financing arrangements. Activity relative to these warrants for the year ended June 30, 2012 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Warrants outstanding - June 30, 2010	880,000	$0.46
Granted	—	—
Expired	(280,000)	1.31
Warrants outstanding - June 30, 2011	600,000	0.46
Granted	3,655,000	0.75
Expired	(210,000)	0.73
Warrants outstanding - June 30, 2012	4,045,000	$0.71

All the warrants outstanding as of June 30, 2012 are exercisable.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Commitments

Through April 2011, the Company leased office space from a related party in Scottsdale, Arizona on a month to month basis. Monthly rent expense on the lease was $1,000. For the year ended June 30, 2011 rent expense was $10,000, in relation to the related party lease. Commencing May 2011, the Company began receiving the use of the office space at no charge.

Note 11 – Subsequent Events

On August 14, 2012 the Company executed a Regional Developer Agreement (the “RDA”) and three franchise agreements (the “FA”) with ESIO Franchising, LLC (“ESIO”) for the Dallas/Fort Worth region of Texas (the “Territory”) and three franchises therein. Upon the execution of the RDA the Company paid $250,000 cash to ESIO, including a credit of $70,000 from a payment made earlier in the year on a deposit agreement covering 10 other regions with ESIO.

Subsequent to June 30, 2012, the convertible note holders were given the option to convert their notes to Between July 31, 2012 and August 14, 2012, the Company issued 2,656,620 shares of its common stock along with warrants to purchase 2,983,989 shares of its common stock at an exercise price of $.75 for the conversion of $655,000 of convertible notes payable and accrued interest of $9,124. In relation to the conversion of the notes, the Company also issued warrants to purchase an additional 298,399 shares at $.75 to finders. The shares were issued to 16 accredited investors and are exempt from registration pursuant to SEC Regulation D. As consideration for the conversion of the notes, the Company issued the note holders a warrant to purchase 12,500 shares of common stock at $.75 for each $25,000 of principal converted.

In September 2012, the Company issued a warrant to a consultant to purchase up to 250,000 shares of common stock at a price per share of $.75. The warrant expires in five years and was issued pursuant to a consulting agreement entered into between the Company and the consultant, whereby the consultant will act as a general manager.

In October 2012, the Company received proceeds of $75,000 from the sale of 300,000 Units in a private placement.