Form 10-K/A
period 2012-06-30
Tempco, Inc.
filed 2012-11-07
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the our Annual Report on Form 10-K for the year ended June 30, 2012 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to our Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission on October 15, 2012.

PART IV

Item 15. Exhibits.

The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description	By Reference from Document	No. In Document

10.1	Regional Developer Deposit Agreement	A	10.1
10.1	Regional Developer Agreement	B	10.1
10.2	Form of Three Franchise Agreements	B	10.2
23.1	Consent of Independent Registered Public Accounting Firm	*	—
31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934 by Anthony Silverman	*	—
31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934 by Kimberly Conley	*	—
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Anthony Silverman	*	—
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kimberly Conley	*	—
101	Interactive Data Files of Financial Statements and Notes	**	—

___________________

*	Previously filed
**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.
A.	Form 8-K Current Report reporting event on April 12, 2012
B.	Form 8-K Current Report reporting event on August 14, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPCO, INC.

/s/ Anthony Silverman

Anthony Silverman, President and Chief Executive Officer

(Principal Executive Officer)

Dated:  November 7, 2012

Pursuant to the requirements of  the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Anthony Silverman	President, Chief Executive Officer and Director	November 7, 2012
Anthony Silverman	(Principal Executive Officer)

/s/ Kimberly Conley	Chief Financial Officer	November 7, 2012
Kimberly Conley	(Principal Financial Officer)

/s/ Andrew Ecclestone	Director	November 7, 2012
Andrew Ecclestone