Form 10-Q
period 2012-09-30
Tempco, Inc.
filed 2012-11-19
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

___	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File number 001-10320

Tempco, Inc.

(Exact name of registrant as specified in its charter)

Nevada	13-3465289
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

7377 East Doubletree Road, Suite 288 Scottsdale, AZ 85258

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ___    No   X

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2012 the issuer had 18,566,636 shares of Common Stock outstanding, par value $.005 per share.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2012	2012

ASSETS

Current assets:
Cash and cash equivalents	$368,310	$640,458
Prepaid expenses	5,410	2,342
Other assets, net	—	46,146

Total current assets	373,720	688,946

Intangible assets	542,742	347,112

Total Assets	$916,462	$1,036,058

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$26,007	$23,955
Accounts payable-related party	—	2,027
Accrued liabilities	8,260	11,012
Convertible notes payable, net of $0.00 discount and $597,703, respectively	—	57,297
Convertible notes payable- related party, current, net of discount $0.00 and $25,550, respectively	—	—

Total current liabilities	34,267	94,291

Total Liabilities	34,267	94,291

Commitments:	—	—

Stockholders’ equity (deficit):
Common stock, $.005 par value 50,000,000 authorized; 18,146,636 and 15,490,016 issued and outstanding as of September 30, 2012 and June 30, 2012 respectively	90,733	77,450
Additional paid in capital	14,735,777	13,944,172
Accumulated deficit prior to reentering the development stage	(11,160,829)	(11,160,829)
Deficit accumulated in the development stage	(2,783,486)	(1,919,026)

Total stockholders’ equity (deficit)	882,195	941,767

Total liabilities and stockholders’ equity (deficit)	$916,462	$1,036,058

The Accompanying Notes are an Integral Part of the Unaudited Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			Cumulative Since
			Reentering the
			Development Stage,
	For the Three Months Ended		February 5, 2008 to
	September 30,		September 30,
	2012	2011	2012

Costs and Expenses
General and administrative	$127,856	$16,083	$1,321,497
Directors fees	3,000	157,500	486,092
Operating loss	130,856	173,583	1,807,589

Net loss from operations	(130,856)	(173,583)	(1,807,589)

Other Income (Expense)
Interest expense	(733,554)	(14,876)	(999,194)
Interest income	—	—	23,547
Debt conversion expense	—	—	—
	(733,554)	(14,876)	(975,647)

Provision for income taxes	(50)	—	(250)

Net Loss	$(864,460)	$(188,459)	$(2,783,486)

Basic and diluted loss per share	$(0.05)	$(0.02)

Basic and diluted weighted average common shares outstanding	17,108,141	11,490,016

The Accompanying Notes are an Integral Part of the Unaudited Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Cumulative Since
			Reentering the
			Development Stage,
	For the Three Months Ended		February 5, 2008 to
	September 30,		September 30,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(864,460)	$(188,459)	$(2,783,486)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock based compensation	69,931	112,500	380,923
Amortization and depreciation	6,870	—	6,870
Amortization of beneficial conversion feature and offering costs	643,849	12,775	880,884
Financing expense due to sweetener for conversion of debt	85,800	—	85,800
Loss on settlement of note receivable and accrued interest	—	—	69,750
Loss on settlement of notes payable	—	—	525,000
Accrued interest receivable	—	—	(14,750)
Changes in Assets and Liabilities:
Deferred offering costs	—	(46,076)	—
Prepaid expenses	(3,068)	3,275	(18,409)
Other assets	—	—	(46,146)
Accounts payable	2,052	(15,104)	26,007
Accounts payable-related party	(2,027)	—	50,000
Accrued liabilities	6,405	22,230	17,417
Net cash used by operating activities	(54,648)	(98,859)	(820,140)

Cash flows from investing activities
Purchase of intangible asset	(202,500)	—	(250,000)
Collection of note receivable	—	—	145,000
Net cash provided by (used) by investing activities	(202,500)	—	(105,000)

Cash flows from financing activities:
Repayment of debt	—	(2,789)	(33,036)
Repayment of debt-related party	—	—	(34,188)
Proceeds from notes payable	—	—	262,486
Proceeds from convertible notes payable-related party	—	95,688	184,188
Proceeds from convertible notes payable	—	—	655,000
Proceeds from sale of common stock	—	—	225,000
Disbursement for cancellation of an option	(15,000)	—	(15,000)
Proceeds from exercise of option	—	—	9,000
Net cash provided by financing activities	(15,000)	92,899	1,253,450
Net change in cash and cash equivalents	(272,148)	(5,960)	328,310
Cash and cash equivalents at beginning of year	640,458	6,615	40,000
Cash and cash equivalents at end of period	$368,310	$655	$368,310

Supplemental Disclosures:
Cash paid for income taxes	$50	$50	$200
Cash paid for interest	$—	$124	$11,528
Non Cash Investing and Financing Activities:
Beneficial Conversion Feature	$—	$—	$655,000
Beneficial Conversion Feature- related party	$—	$—	$154,188
Forgiveness of debt- related party	$—	$—	$50,000
Repayment of notes payable through issuance of common stock	$655,000	$—	$655,000
Intangible assets acquired through issuance of warrant	$—	$—	$299,612

The Accompanying Notes are an Integral Part of the Unaudited Financial Statements

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation, Interim Consolidated Financial Statements, and Going Concern

Tempco, Inc. was incorporated in Nevada in June 1988 as Richard Barrie Fragrances, Inc. Over the years, the Company changed its name several times, most recently to Tempco, Inc. on February 4, 2008. The consolidated financial statements include the accounts of Tempco, Inc. and its wholly-owned subsidiaries (collectively, “We” “Our” or the “Company”), NETtime Solutions, Inc. an Arizona corporation, and Net Edge Devices, LLC, an Arizona Limited Liability Company. All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Tempco, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three month period ended September 30, 2012, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (i) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses; (ii) obtaining funding from outside sources through the sale of its debt and/or equity securities; and (iii) commencing sales of ESIO Franchises. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Note 2 – Intangible Assets

On August 14, 2012 the Company executed the Regional Developer Agreement (the “RDA”) and three franchise agreements (the “FA”) with ESIO Franchising, LLC (“ESIO”) for the Dallas/Fort Worth region of Texas (the “Territory”) and three franchises therein. The Company has paid $250,000 cash to ESIO and issued a warrant valued at $299,612 for the purchase of the RDA and FA. The agreements have a ten year term with an option to renew for two additional ten year periods.

At September 30, 2012, the company has recorded amortization expense of $6,870 in relation to the agreements.

TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Stockholders’ Equity

Between July 31, 2012 and August 14, 2012, the Company issued 2,656,620 shares of its common stock along with warrants to purchase 2,656,620 shares of its common stock at an exercise price of $.75 for the conversion of $655,000 of convertible notes payable and accrued interest of $9,124. As consideration for the conversion of the notes, the Company issued the note holders a warrant to purchase 12,500 shares of common stock at $.75 for each $25,000 of principal converted resulting in the issuance of 327,500 additional warrants. Included as interest expense at September 30, 2012 is $85,800 related to the additional warrants issued to the note holders for the early conversion of their notes. In relation to the conversion of the notes, the Company also issued warrants to purchase an additional 241,358 shares at $.75 to finders. The shares were issued to 16 accredited investors and are exempt from registration pursuant to SEC Regulation D.

In August 2012, the Company paid $15,000 for the cancellation of an optionto purchase 300,000 shares of common stock. The options had an exercise price of $.09 per share.

On September 17, 2012, the Company authorized the issuance of 1 million warrants to a third party. The warrants vest 250,000 warrants at issuance and 250,000 warrants every three months thereafter. As of September 30, 2012, 250,000 warrants vested valued at $69,931 and were recorded as stock compensation expense.

As of September 30, 2012, a summary of the warrants outstanding is as follows:

Expected volatility	303%
Risk-free interest rate	0.62%
Expected dividends	0%
Expected lives (in years)	5

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding - June 30, 2012	4,045,000	$ 0.71
Granted	3,475,748	0.75
Expired	—	—
Warrants outstanding - September 30, 2012	7,520,748	$ 0.73

Note 4 – Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2012 and through the date the financial statements were issued.

On November 1, 2012 we entered into the Second Amendment to Regional Development Deposit Agreement with ESIO Franchising, LLC (“EFC”), which delays the dates which we must purchase our second and subsequent regional developer areas from EFC for an additional three months from November 1, 2012. The expiration dates for the five regional areas commence on February 1, 2013 with the next region option expiring every 3 months thereafter through December 1, 2013. We paid $25,000 to EFC for this region option extension, of which $22,500 will be credited against the purchase price of a region we acquire from EFC on or before February 1, 2013.

We have received proceeds of $105,000 from the sale of 420,000 Units in a private placement. The Units consist of one share and a warrant to purchase an additional share at $.75.

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

Pursuant to the terms of the RDA and the FA Registrant and future franchisees will be marketing and servicing ESIO’s multi-serve beverage dispensing systems and beverage products for use in the home and office. The ESIO Beverage System includes countertop and floor stand beverage dispensers that conveniently offer any size hot and cold drinks at the touch of a button. ESIO’s patented E-Paks deliver perfectly blended national brand and private label juices, sport drinks, vitamin waters, teas and coffees. More information on the ESIO Beverage System and its franchises is available at www.esiobev.com.

On November 5, 2012 our Board of Directors approved a name change to “Esio Water And Beverage Development Corp.”  This name change will become effective when our new name and trading symbol is approved by the Financial Industry Regulatory Authority (“FINRA”). This approval process has been adversely impacted by damage from Hurricane Sandy.

As of September 30, 2012, we have approximately $368,000 in cash and cash equivalents. We believe this will be sufficient to fund the costs of funding general and administrative expenses for the next 12 months, however, we do not believe that it will be sufficient to exercise our option to purchase additional regional franchises without raising additional capital.

During the next 12 months we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports;

(ii)	Officer and director’s salaries and rent, consulting fees; and

(iii)	Commencing our operation of a Regional Franchise in the Dallas/Ft. Worth area.

We believe we will be able to meet these costs through use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations.  Accordingly, the Company’s financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company’s operations. As a result, the Company’s independent registered public accounting firm has issued going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2012.

Critical Accounting Policies

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2012.

General and Administrative Expenses

For the three months ended September 30, 2012 and 2011 we have recorded operating expenses of $130,856 and $173,583, respectively, which includes directors’ fees of $3,000 and $157,500 at September 30, 2012 and 2011, respectively. Our operating expenses in the current and prior fiscal year consist primarily of legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity and for the current year quarter, costs incurred in relation to the execution of the Regional Development Agreement with ESIO. The decrease in the current fiscal quarter from the prior fiscal quarter is primarily due to the decrease in directors’ fees offset by the increase in other general administrative expenses.  Our operating expenses from the date of reentering the development stage (February 5, 2008) through September 30, 2012 were $1,807,589 which includes directors’ fees of $486,092.

Net Loss

For the three months ended September 30, 2012 and 2011, we have reflected net loss of $864,460 and $188,459, respectively. The increase in the net loss is due to a charge to interest expense in the amount of $733,554 which arose due to beneficial conversion expense associated with notes payable converted to common stock and the issuance of warrants as a sweetener for the early conversion of the notes, as well as an increase in general and administrative expenses, offset by a decrease in directors fees. Our net loss from the date of reentering the development stage (February 5, 2008) through September 30, 2012 was $2,783,486.

Liquidity and Capital Resources

As of September 30, 2012 we have current assets of $373,720 and working capital of $339,453. On November 1, 2012 we paid $25,000 for the Second Amendment to Regional Development Deposit Agreement with ESIO Franchising, LLC. We anticipate expending funds for the purchase of equipment, software, inventory, salaries, rent and other related business expenses. In addition to the amount already paid for the purchase of the license, we estimate that the working capital requirement for the Dallas/Ft. Worth area will be approximately $300,000 prior to reaching profitability. Further pursuant to our Regional Developer Deposit Agreement entered into on April 11, 2012, we have the option, but not the obligation to purchase additional Regional Development Franchise in the following areas:

1.	State of Arizona
2.	Jacksonville Florida metropolitan area
3.	Houston Texas metropolitan area
4.	San Antonio Texas metropolitan area
5.	State of Colorado

The option period for the first five numbered optioned areas shall expire on February 1, 2013, with the next region option expiring every 3 months thereafter through December 1, 2013.

In addition, the Registrant shall have an option to purchase Regional Development Franchises in the following Optioned Areas in the State of California: San Francisco, CA –Bay Area and Eureka; Sacramento, CA and Chico, Reno, Nevada; Orange County, CA; San Diego and Imperial, California; and Northwest Los Angeles, CA – Ventura to San Luis Obispo. The option period for each of the optioned areas in the State of California shall commence on the effective registration date of the 2012 Franchise Disclosure Document with the state of California (“the Registration Date”) and expire one year after the registration date, which was June 25, 2012.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our principal executive and financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended September 30, 2012 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Quarter ended September 30, 2012

Information previously filed.

Subsequent to September 30, 2012

During October and November 2012 the Company received proceeds of $105,000 in a private placement from the sale of 420,000 Units consisting, with each unit consisting of one share and a warrant to an additional share at $.75. The units were issued to 3 accredited investors and are exempt from registration pursuant to SEC Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit Number	Description	By Reference from Document	No. In Document

10.1	Regional Developer Deposit Agreement	A	10.1
10.1	Regional Developer Agreement	B	10.1
10.2	Form of Three Franchise Agreements	B	10.2
10.1	Second Amendment to Regional Developer Deposit Agreement	C	10.1
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*	—
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*	—
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*	—
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*	—
101	Interactive Data Files of Financial Statements and Notes	**	—

___________________

A.	Form 8-K Current Report reporting event on April 12, 2012
B.	Form 8-K Current Report reporting event on August 14, 2012
C.	Form 8-K Current Report reporting event on November 1, 2012
*	Filed herewith.
**	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPCO, INC.

Dated:  November 19, 2012

By  /s/ Anthony Silverman

Anthony Silverman

President and Chief Executive Officer

Dated:  November 19, 2012

By  /s/ Kimberly A Conley

Kimberly A Conley

Chief Financial Officer