Form 10-Q/A
period 2012-09-30
Tempco, Inc.
filed 2012-12-06
CIK 836937

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to our Form 10-Q for the period ended September 30, 2012, filed with the Securities and Exchange Commission on November 19, 2012.

PART II – OTHER INFORMATION

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

Dated:  December 6, 2012

By  /s/ Anthony Silverman

Anthony Silverman

President and Chief Executive Officer

Dated:  December 6, 2012

By  /s/ Kimberly A Conley

Kimberly A Conley

Chief Financial Officer