Form 10-Q
period 2012-12-31
Tempco, Inc.
filed 2013-02-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

___	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File number 001-10320

Esio Water & Beverage Development Corp.

(Exact name of registrant as specified in its charter)

Nevada	13-3465289
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

7377 East Doubletree Road, Suite 288 Scottsdale, AZ 85258

(Address of principal executive offices)

(480) 272-8745

(Issuer’s telephone number)

                                                      Tempco, Inc.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 11, 2013 the issuer had 18,666,636 shares of Common Stock outstanding, par value $.005 per share.

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements

ESIO WATER AND BEVERAGE DEVELOPMENT CORP.

fka TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2012	2012

ASSETS

Current assets:
Cash and cash equivalents	$404,369	$640,458
Prepaid expenses	5,907	2,342
Other assets, net	—	46,146

Total current assets	410,276	688,946

Intangible assets	546,359	347,112

Total Assets	$956,635	$1,036,058

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$26,426	$23,955
Accounts payable-related party	—	2,027
Accrued liabilities	5,760	11,012
Convertible notes payable, net of discount of $597,703 at June 30, 2012	—	57,297

Total current liabilities	32,186	94,291

Total Liabilities	32,186	94,291

Commitments:	—	—

Stockholders’ equity (deficit):
Common stock, $.005 par value 50,000,000 authorized; 18,666,636 and 15,490,016 issued and outstanding as of December 31, 2012 and June 30, 2012 respectively	93,333	77,450
Additional paid in capital	14,900,109	13,944,172
Accumulated deficit prior to reentering the development stage	(11,160,829)	(11,160,829)
Deficit accumulated in the development stage	(2,908,164)	(1,919,026)

Total stockholders’ equity (deficit)	924,449	941,767

Total liabilities and stockholders’ equity (deficit)	$956,635	$1,036,058

The Accompanying Notes are an Integral Part of the Unaudited Financial Statements

ESIO WATER AND BEVERAGE DEVELOPMENT CORP

fka TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					Cumulative Since
					Reentering the
					Development Stage,
	For the Three Months Ended		For the Six Months Ended		February 5, 2008 to
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012

Costs and Expenses
General and administrative	$121,678	$68,311	$249,534	$84,394	$1,443,175
Directors fees	3,000	45,000	6,000	202,500	489,092
Operating loss	124,678	113,311	255,534	286,894	1,932,267

Net loss from operations	(124,678)	(113,311)	(255,534)	(286,894)	(1,932,267)

Other Income (Expense)
Interest expense	—	(14,475)	(733,554)	(29,351)	(999,194)
Interest income	—	—	—	—	23,547
	—	(14,475)	(733,554)	(29,351)	(975,647)

Provision for income taxes	—	(50)	(50)	(50)	(250)

Net Loss	$(124,678)	$(127,836)	$(989,138)	$(316,295)	$(2,908,164)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.06)	$(0.03)

Basic and diluted weighted average common shares outstanding	18,539,027	11,490,016	17,823,584	11,490,016

The Accompanying Notes are an Integral Part of the Unaudited Financial Statements

ESIO WATER AND BEVERAGE DEVELOPMENT CORP

fka TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Cumulative Since
			Reentering the
			Development Stage,
	For the Six Months Ended		February 5, 2008 to
	December 31,		December 31,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(989,138)	$(316,295)	$(2,908,164)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock based compensation	119,863	112,500	430,855
Amortization and depreciation	25,753	—	25,753
Amortization of beneficial conversion feature and offering costs	643,849	25,550	880,884
Financing expense due to sweetener for conversion of debt	85,800	—	85,800
Loss on settlement of note receivable and accrued interest	—	—	69,750
Loss on settlement of notes payable	—	—	525,000
Accrued interest receivable	—	—	(14,750)
Changes in Assets and Liabilities:
Prepaid expenses	(3,565)	6,461	(18,906)
Other assets	—	—	(46,146)
Accounts payable	2,471	(15,023)	26,426
Accounts payable-related party	(2,027)	—	50,000
Accrued liabilities	3,905	53,414	14,917
Net cash used by operating activities	(113,089)	(133,393)	(878,581)

Cash flows from investing activities
Purchase of intangible asset	(225,000)	—	(272,500)
Collection of note receivable	—	—	145,000
Net cash used by investing activities	(225,000)	—	(127,500)

Cash flows from financing activities:
Repayment of debt	—	(5,578)	(33,036)
Repayment of debt-related party	—	—	(34,188)
Proceeds from notes payable	—	—	262,486
Proceeds from convertible notes payable-related party	—	132,688	184,188
Proceeds from convertible notes payable	—	—	655,000
Net Proceeds from sale of common stock	117,000	—	342,000
Disbursement for cancellation of an option	(15,000)	—	(15,000)
Proceeds from exercise of option	—	—	9,000
Net cash provided by financing activities	102,000	127,110	1,370,450
Net change in cash and cash equivalents	(236,089)	(6,283)	364,369
Cash and cash equivalents at beginning of year	640,458	6,615	40,000
Cash and cash equivalents at end of period	$404,369	$332	$404,369

Supplemental Disclosures:
Cash paid for income taxes	$50	$50	$200
Cash paid for interest	$—	$337	$11,528
Non Cash Investing and Financing Activities
Beneficial Conversion Feature	$—	$—	$655,000
Beneficial Conversion Feature- related party	$—	$—	$154,188
Forgiveness of debt- related party	$—	$—	$50,000
Repayment of notes payable through issuance of common stock	$655,000	$—	$655,000
Intangible assets acquired through issuance of warrant	$—	$—	$299,612

The Accompanying Notes are an Integral Part of the Unaudited Financial Statements

ESIO WATER AND BEVERAGE DEVELOPMENT CORP

fka TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation, Interim Consolidated Financial Statements, and Going Concern

Tempco, Inc. was incorporated in Nevada in June 1988 as Richard Barrie Fragrances, Inc. Over the years, the Company changed its name several times, most recently from Tempco, Inc. on February 4, 2008 to Esio Water & Beverage Development Corp. (“ESWB”) The consolidated financial statements include the accounts of ESWB and its wholly-owned subsidiaries (collectively, “We” “Our” or the “Company”), NETtime Solutions, Inc. an Arizona corporation, and Net Edge Devices, LLC, an Arizona Limited Liability Company. All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of ESWB and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three and six month periods ended December 31, 2012, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (i) obtaining capital from management and significant stockholders sufficient to meet its operating expenses; (ii) obtaining funding from outside sources through the sale of its debt and/or equity securities; and (iii) commencing sales of ESIO Franchises. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Note 2 - Intangible Assets

On August 14, 2012 the Company executed the Regional Developer Agreement (the “RDA”) and three franchise agreements (the “FA”) with ESIO Franchising, LLC (“ESIO”) for the Dallas/Fort Worth region of Texas (the “Territory”) and three franchises therein. The Company has paid $225,000 cash to ESIO and issued a warrant in April 2012 valued at $299,612 toward the purchase of the RDA and FA and $25,000 towards legal fees associated with the agreements. The agreements have a ten year term with an option to renew for two additional ten year periods.

ESIO WATER AND BEVERAGE DEVELOPMENT CORP

fka TEMPCO, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 1, 2012 we entered into the Second Amendment to Regional Development Deposit Agreement with ESIO Franchising, LLC (“EFC”), which delays the dates which we must purchase our second and subsequent regional developer areas from EFC for an additional three months from November 1, 2012. The expiration dates for the five regional areas commence on February 1, 2013 with the next region option expiring every 3 months thereafter through December 1, 2013. We paid $25,000 to EFC for this region option extension, of which $22,500 will be credited against the purchase price of a region we acquire from EFC, and the balance of $2,500 related to legal fees for the agreement. In addition, we have an option to purchase Regional Development Franchises in the following Optioned Areas in the State of California: San Francisco, CA –Bay Area and Eureka; Sacramento, CA and Chico, Reno, Nevada; Orange County, CA; San Diego and Imperial, California; and Northwest Los Angeles, CA – Ventura to San Luis Obispo. The option period for each of the optioned areas in the State of California commenced June 25, 2012 with the effective registration of the 2012 Franchise Disclosure Document with the state of California (“the Registration Date”) and expires June 25, 2013.

At December 31, 2012, the company has recorded amortization expense of $25,753 in relation to the agreements.

Note 3 - Stockholders’ Equity

Between July 31, 2012 and August 14, 2012, the Company issued 2,656,620 shares of its common stock along with warrants to purchase 2,656,620 shares of its common stock at an exercise price of $.75 for the conversion of $655,000 of convertible notes payable and accrued interest of $9,124. As consideration for the conversion of the notes, the Company issued the note holders a warrant to purchase 12,500 shares of common stock at $.75 for each $25,000 of principal converted resulting in the issuance of 327,500 additional warrants. Included as interest expense at December 31, 2012 is $85,800 related to the additional warrants issued to the note holders for the early conversion of their notes as well as $597,703 of interest related to the discount on the notes payable and $46,146 of deferred financing costs. In relation to the conversion of the notes, the Company also issued warrants to purchase an additional 241,358 shares at $.75 to finders.

During the six months ended December 31, 2012 we have received proceeds of $130,000 from the sale of 520,000 Units in a private placement. The Units consist of one share and a warrant to purchase an additional share one and one quarter share at $.75. In connection with the private placements we paid finders’ fees of $13,000.

In August 2012, the Company paid $15,000 for the cancellation of an option to purchase 300,000 shares of common stock. The options had an exercise price of $.09 per share.

On September 17, 2012, the Company authorized the issuance of 1 million warrants to a third party. The warrants vest 250,000 warrants at issuance and 250,000 warrants every three months thereafter. As of December 31, 2012, 500,000 warrants vested valued at $119,863 and were recorded as stock compensation expense.

As of December 31, 2012, a summary of the warrants outstanding is as follows:

Expected volatility	303%
Risk-free interest rate	0.64%
Expected dividends	0%
Expected lives (in years)	5

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding - June 30, 2012	4,045,000	$ 0.71
Granted	4,375,478	0.75
Expired	—	—
Warrants outstanding - December 31, 2012	8,420,478	$ 0.73

Note 4 - Subsequent Events

On February 1, 2013, the Company determined not to exercise its option for the area of the State of Colorado.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

Plan of Operation

On August 14, 2012 Esio Water & Beverage Development Corp. (the “Registrant”) executed a Regional Developer Agreement (the “RDA”) and three franchise agreements (the “FA”) with ESIO Franchising, LLC (“ESIO”) for the Dallas/Fort Worth region of Texas (the “Territory”) and three franchises therein. The Dallas/Fort Worth region has a population of over 7,700,000 people and over 2,800,000 households. Upon the execution of the RDA as amended, the  Registrant has paid $275,000 cash to ESIO, including a credit of $70,000 from a payment made earlier in the year on a deposit agreement covering 10 other regions with ESIO.

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

On November 5, 2012 our Board of Directors approved a name change to “Esio Water And Beverage Development Corp.”  The name change became effective on January 18, 2013.

As of December 31, 2012, we have approximately $404,000 in cash and cash equivalents. We believe this will be sufficient to fund the costs of funding general and administrative expenses for the next 12 months, however, we do not believe that it will be sufficient to exercise our option to purchase additional regional franchises without raising additional capital.

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

General and Administrative Expenses

For the three months ended December 31, 2012 and 2011 we have recorded operating expenses of $124,678 and $113,311, respectively, which includes directors’ fees of $3,000 and $45,000 at December 31, 2012 and 2011, respectively. For the six months ended December 31, 2012 and 2011 we have recorded operating expenses of $255,534 and $286,894, respectively, which includes directors’ fees of $6,000 and $202,500 at December 31, 2012 and 2011, respectively. Our operating expenses in the current and prior fiscal year consist primarily of legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity and for the current year periods, costs incurred in relation to the execution of the Regional Development Agreement with ESIO. Our operating expenses from the date of reentering the development stage (February 5, 2008) through December 31, 2012 were $1,932,267 which includes directors’ fees of $489,092. We anticipate an increase in our general and administrative expenses due to expenses which we will incur related to developing our franchise operations.

Net Loss

For the three months ended December 31, 2012 and 2011, we have reflected net loss of $124,678 and $127,836, respectively. For the six months ended December 31, 2012 and 2011, we have reflected net loss of $989,138 and $316,295, respectively. The increase in the net loss is due to a charge to interest expense in the amount of $733,554 which arose due to beneficial conversion expense associated with notes payable converted to common stock and the issuance of warrants as a sweetener for the early conversion of the notes, as well as an increase in general and administrative expenses, offset by a decrease in directors fees. Our net loss from the date of reentering the development stage (February 5, 2008) through December 31, 2012 was $2,908,164.

Liquidity and Capital Resources

As of December 31, 2012 we have current assets of $404,369 and working capital of $378,090. On November 1, 2012 we paid $25,000 for the Second Amendment to Regional Development Deposit Agreement with ESIO Franchising, LLC. We anticipate expending funds for the purchase of equipment, software, inventory, salaries, rent and other related business expenses. In addition to the amount already paid for the purchase of the license, we estimate that the working capital requirement for the Dallas/Ft. Worth area will be approximately $300,000 prior to reaching profitability, which we don’t believe we will do until sometime in 2014. However, there can be no assurance that we will attain profitability at that time or any time in the future. Currently, we are seeking space for our franchise operations in the Dallas/Ft. Worth Area but to date we have not entered into a lease agreement. Further pursuant to our Regional Developer Deposit Agreement entered into on April 11, 2012, we have the option, but not the obligation to purchase additional Regional Development Franchise in the following areas:

1.	State of Arizona
2.	Jacksonville Florida metropolitan area
3.	Houston Texas metropolitan area
4.	San Antonio Texas metropolitan area
5.	State of Colorado

On February 1, 2013, we elected not to exercise our option on the State of Colorado. The option period for the remaining four numbered optioned areas shall expire on May 1, 2013, with the next region option expiring every 3 months thereafter through December 1, 2013.

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

These activities are likely to have a material impact on our liquidity. We will need to raise additional capital in order to purchase the remaining 9 optioned areas. We may not have sufficient funds to purchase any other region or all ten regions within the contracted time limits.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   Our principal executive and financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended December 31, 2012 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information previously include on Form 10Q filed November 19, 2012 with the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable

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

Esio Water & Beverage Development Corp.

Dated:  February 14, 2013

By  /s/ Anthony Silverman

Anthony Silverman

President and Chief Executive Officer

Dated:  February 14, 2013

By  /s/ Kimberly A Conley

Kimberly A Conley

Chief Financial Officer