Form 10-Q
period 2013-03-31
Esio Water & Beverage Development Corp.
filed 2013-05-20
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 12, 2013 the issuer had 18,666,636 shares of Common Stock outstanding, par value $.005 per share.

PART I-FINANCIAL INFORMATION

Item 1- Financial Statements

ESIO WATER AND BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$348,482	$640,458
Prepaid expenses	4,362	2,342
Other assets, net	—	46,146

Total current assets	352,844	688,946

Intangible assets	—	347,112

Total Assets	$352,844	$1,036,058

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$4,901	$23,955
Accounts payable-related party	—	2,027
Accrued liabilities	5,760	11,012
Convertible notes payable, net of discount of $597,703 at June 30, 2012	—	57,297

Total current liabilities	10,661	94,291

Total Liabilities	10,661	94,291

Commitments:	—	—

Stockholders’ equity (deficit):
Common stock, $.005 par value 50,000,000 authorized; 18,666,636 and 15,490,016 issued and outstanding as of March 31, 2013 and June 30, 2012 respectively	93,333	77,450
Additional paid in capital	14,932,554	13,944,172
Accumulated deficit prior to reentering the development stage	(11,160,829)	(11,160,829)
Deficit accumulated in the development stage	(3,522,875)	(1,919,026)

Total stockholders’ equity (deficit)	342,183	941,767

Total liabilities and stockholders’ equity (deficit)	$352,844	$1,036,058

The Accompanying Notes are an Integral Part of the Unaudited Financial Statements

ESIO WATER AND BEVERAGE DEVELOPMENT CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					Cumulative Since
					Reentering the
					Development Stage,
	For the Three Months Ended		For the Nine Months Ended		February 5, 2008 to
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013

Costs and Expenses
General and administrative	$79,655	$24,252	$329,189	$108,646	$1,522,830
Directors fees	3,000	7,000	9,000	209,500	492,092
Impairment expense	532,056	—	532,056	—	532,056
Operating loss	614,711	31,252	870,245	318,146	2,546,978

Net loss from operations	(614,711)	(31,252)	(870,245)	(318,146)	(2,546,978)

Other Income (Expense)
Interest expense	—	(315,958)	(733,554)	(345,309)	(999,194)
Interest income	—	—	—	—	23,547
	—	(315,958)	(733,554)	(345,309)	(975,647)

Provision for income taxes	—	—	(50)	(50)	(250)

Net Loss	$(614,711)	$(347,210)	$(1,603,849)	$(663,505)	$(3,522,875)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.09)	$(0.06)

Basic and diluted weighted average common shares outstanding	18,666,636	12,215,291	18,100,499	11,730,016

The Accompanying Notes are an Integral Part of the Unaudited Financial Statements

ESIO WATER AND BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

			Cumulative Since
			Reentering the
			Development Stage,
	For the Nine Months Ended		February 5, 2008 to
	March 31,		March 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(1,603,849)	$(663,505)	(3,522,875)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock based compensation	152,308	112,500	463,300
Amortization and depreciation	40,056	—	40,056
Impairment expense	532,056	—	532,056
Amortization of beneficial conversion feature and offering costs	643,849	25,550	880,884
Financing expense due to sweetener for conversion of debt	85,800	—	85,800
Loss on settlement of note receivable and accrued interest	—	—	69,750
Loss on settlement of notes payable	—	312,000	525,000
Accrued interest receivable	—	—	(14,750)
Changes in Assets and Liabilities:
Prepaid expenses	(2,020)	9,580	(17,361)
Other assets	—	—	(46,146)
Accounts payable	(19,054)	(14,040)	4,901
Accounts payable-related party	(2,027)	50,000	50,000
Accrued liabilities	3,905	(2,748)	14,917
Net cash used by operating activities	(168,976)	(170,663)	(934,468)
Cash flows from investing activities
Purchase of intangible asset	(225,000)	—	(272,500)
Collection of note receivable	—	—	145,000
Net cash used by investing activities	(225,000)	—	(127,500)
Cash flows from financing activities:
Repayment of debt	—	(7,437)	(33,036)
Repayment of debt-related party	—	—	(34,188)
Proceeds from notes payable	—	250,000	262,486
Proceeds from convertible notes payable-related party	—	154,188	184,188
Proceeds from convertible notes payable	—	—	655,000
Net Proceeds from sale of common stock	117,000	—	342,000
Disbursement for cancellation of an option	(15,000)	—	(15,000)
Proceeds from exercise of option	—	—	9,000
Net cash provided by financing activities	102,000	396,751	1,370,450
Net change in cash and cash equivalents	(291,976)	226,088	308,482
Cash and cash equivalents at beginning of year	640,458	6,615	40,000
Cash and cash equivalents at end of period	$348,482	$232,703	$348,482
Supplemental Disclosures:
Cash paid for income taxes	$50	$50	$200
Cash paid for interest	$—	$337	$11,528
Non Cash Investing and Financing Activities
Beneficial Conversion Feature	$—	$—	$685,000
Beneficial Conversion Feature- related party	$—	$—	$154,188
Forgiveness of debt- related party	$—	$50,000	$50,000
Repayment of notes payable through issuance of common stock	$664,157	$150,000	$1,039,157
Intangible assets acquired through issuance of warrant	$—	$—	$299,612

The Accompanying Notes are an Integral Part of the Unaudited Financial Statements

ESIO WATER AND BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation, Interim Consolidated Financial Statements, and Going Concern

Esio Water & Beverage Development Corp. was incorporated in Nevada in June 1988 as Richard Barrie Fragrances, Inc. Over the years, the Company changed its name several times, most recently from Tempco, Inc. on February 4, 2008 to Esio Water & Beverage Development Corp. (“ESWB”) The consolidated financial statements include the accounts of ESWB and its wholly-owned subsidiaries (collectively, “We” “Our” or the “Company”), NETtime Solutions, Inc. an Arizona corporation, and Net Edge Devices, LLC, an Arizona Limited Liability Company. All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of ESWB and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three and nine month periods ended March 31, 2013, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Note 2 - Intangible Assets

On August 14, 2012 the Company executed the Regional Developer Agreement (the “RDA”) and three franchise agreements (the “FA”) with ESIO Franchising, LLC (“EFC”) for the Dallas/Fort Worth region of Texas (the “Territory”) and three franchises therein. The Company has paid $225,000 cash to EFC and issued a warrant valued at $299,612 toward the purchase of the RDA and FA and $25,000 towards legal fees associated with the agreements. The agreements have a ten year term with an option to renew for two additional ten year periods.

On November 1, 2012 we entered into the Second Amendment to Regional Development Deposit Agreement with ESIO Franchising, LLC which delays the dates which we must purchase our second and subsequent regional developer areas from EFC for an additional three months from November 1, 2012. The expiration dates for the five regional areas commence on February 1, 2013 with the next region option expiring every 3 months thereafter through December 1, 2013. We paid $25,000 to EFC for this region option extension, of which $22,500 will be credited against the purchase price of a region we acquire from EFC, and the balance of $2,500 related to legal fees for the agreement. In addition, we have an option to purchase Regional Development Franchises in the following Optioned Areas in the State of California: San Francisco, CA –Bay Area and Eureka; Sacramento, CA and Chico, Reno, Nevada; Orange County, CA; San Diego and Imperial, California; and Northwest Los Angeles, CA – Ventura to San Luis Obispo. The option period for each of the optioned areas in the State of California commenced June 25, 2012 with the effective registration of the 2012 Franchise Disclosure Document with the state of California (“the Registration Date”) and expires June 25, 2013.

ESIO WATER AND BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 25, 2013, we were notified that Esio Holding Company, LLC and Esio Franchising, LLC a subsidiary of EHC, filed a Chapter 11 petition in U.S. Bankruptcy Court, District of Arizona (Phoenix), on February 22, 2013.

At March 31, 2013, the Company has recorded amortization expense in the amount of $40,056 in relation to the license agreements.

At March 31, 2013, the company evaluated the carrying value of the license agreement and has determined that the undiscounted future cash flows are insufficient to recover the carrying value of the license agreement and therefore has recorded and impairment loss in the amount of $532,056, which is included in general and administrative expenses.

Note 3 – Stockholders’ Equity

Between July 31, 2012 and August 14, 2012, the Company issued 2,656,620 shares of its common stock along with warrants to purchase 2,656,620 shares of its common stock at an exercise price of $.75 for the conversion of $655,000 of convertible notes payable and accrued interest of $9,124. As consideration for the conversion of the notes, the Company issued the note holders a warrant to purchase 12,500 shares of common stock at $.75 for each $25,000 of principal converted resulting in the issuance of 327,500 additional warrants. Included as interest expense at March 31, 2013 is $85,800 related to the additional warrants issued to the note holders for the early conversion of their notes as well as $597,703 of interest related to the discount on the notes payable and $46,146 of deferred financing costs. In relation to the conversion of the notes, the Company also issued warrants to purchase an additional 241,358 shares at $.75 to finders.

During the nine months ended March 31, 2013 we have received proceeds of $130,000 from the sale of 520,000 Units in a private placement. The Units consist of one share and a warrant to purchase an additional share at $.75. In connection with the private placements we paid finders’ fees of $13,000.

In August 2012, the Company paid $15,000 for the cancellation of an option to purchase 300,000 shares of common stock. The options had an exercise price of $.09 per share.

On September 17, 2012, the Company authorized the issuance of 1 million warrants to a third party. The warrants vest 250,000 warrants at issuance and 250,000 warrants every three months thereafter. As of March 31, 2013, 750,000 warrants vested valued at $152,308 and were recorded as stock compensation expense.

As of March 31, 2013, a summary of the warrants outstanding is as follows:

Expected volatility	303%
Risk-free interest rate	0.64%
Expected dividends	0%
Expected lives (in years)	5

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants outstanding - June 30, 2012	4,045,000	$ 0.71
Granted	4,625,478	0.75
Expired	(140,000)	0.65
Warrants outstanding - March 31, 2013	8,530,478	$ 0.73

Note 4 - Subsequent Events

On May 1, 2013 the Company determined not to exercise its third optioned area.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

Plan of Operation

On August 14, 2012 Esio Water & Beverage Development Corp. (the “Registrant”) executed a Regional Developer Agreement (the “RDA”) and three franchise agreements (the “FA”) with ESIO Franchising, LLC (“EFC”) for the Dallas/Fort Worth region of Texas (the “Territory”) and three franchises therein. The Dallas/Fort Worth region has a population of over 7,700,000 people and over 2,800,000 households. Upon the execution of the RDA as amended, the  Registrant has paid $275,000 cash to ESIO, including a credit of $70,000 from a payment made earlier in the year on a deposit agreement covering 10 other regions with ESIO.

On February 25, 2013 we were notified that EHC and EFC filed a Chapeter 11 petition in U.S. Bankruptcy court on February 22, 2013.

Under the terms of the RDA the Registrant must commence operations of its Regional Development business and first 3 franchises within 1 year of the execution of the RDA or forfeit its rights under the RDA and three franchise agreements. Further, Registrant was to sell or open 12 additional franchises in the Territory within the 10 year term of the RDA, the first two of which must be in operation within the third year after the execution of the RDA. Under the RDA once its three franchises are operating, Registrant was to receive 50% of the initial franchise fees ESIO receives from its franchisees in the Territory and 40% of all royalties ESIO receives from its franchisees in the Territory, excluding advertising fund payments.

Pursuant to the terms of the RDA and the FA Registrant and future franchisees were to be market and service ESIO’s multi-serve beverage dispensing systems and beverage products for use in the home and office. The ESIO Beverage System includes countertop and floor stand beverage dispensers that conveniently offered any size hot and cold drinks at the touch of a button. ESIO’s patented E-Paks were to deliver perfectly blended national brand and private label juices, sport drinks, vitamin waters, teas and coffees.

On November 5, 2012 our Board of Directors approved a name change to “Esio Water And Beverage Development Corp.”  The name change became effective on January 18, 2013.

Since the announcement of the ESIO bankruptcy in February 2013 we have been reviewing our legal options with respect thereto, discussing various future scenarios with Esio, and evaluating the merits of moving forward with our development of the Dallas Ft. Worth region and our three Esio Franchises there. At this time, we believe it best to discontinue our development of the Dallas Ft. Worth Region and our franchises there until the Esio bankruptcy matters are more resolved.

As of March 31, 2013, we have approximately $348,000 in cash and cash equivalents. We believe this will be sufficient to fund the costs of funding general and administrative expenses for the next 12 months, however, we do not believe that it will be sufficient to exercise our option to purchase additional regional franchises without raising additional capital.

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

General and Administrative Expenses

For the three months ended March 31, 2013 and 2012 we have recorded operating expenses of $614,711 and $31,252, respectively, which includes directors’ fees of $3,000 and $7,000 at March 31, 2013 and 2012, respectively. The operating expenses for the period ended March 31, 2013 also includes an impairment loss of $532,056 on the license agreement with Esio Franchising, LLC. For the nine months ended March 31, 2013 and 2012 we have recorded operating expenses of $870,245 and $318,146, respectively, which includes directors’ fees of $9,000 and $209,500 at March 31, 2013 and 2012, respectively. Our operating expenses in the current and prior fiscal year consist primarily of legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity and for the current year periods, costs incurred in relation to the execution of the Regional Development Agreement with ESIO as well as the impairment loss recorded on the license agreement. Our operating expenses from the date of reentering the development stage (February 5, 2008) through March 31, 2013 were $2,546,978 which includes directors’ fees of $492,092.

Net Loss

For the three months ended March 31, 2013 and 2012, we have reflected net loss of $614,711 and $347,210, respectively. For the nine months ended March 31, 2013 and 2012, we have reflected net loss of $1,603,849 and $663,505, respectively. The increase in the net loss is due to a charge to interest expense in the amount of $733,554 which arose due to beneficial conversion expense associated with notes payable converted to common stock and the issuance of warrants as a sweetener for the early conversion of the notes, an increase in general and administrative expenses, offset by a decrease in directors fees as well as the impairment loss recorded in the current period in the amount of $532,056. Our net loss from the date of reentering the development stage (February 5, 2008) through March 31, 2013 was $3,522,875.

Liquidity and Capital Resources

As of March 31, 2013 we have current assets of $352,844 and working capital of $342,183.

On November 1, 2012 we paid $25,000 for the Second Amendment to Regional Development Deposit Agreement with ESIO Franchising, LLC. Pending the outcome of the bankruptcy proceedings of Esio Holding Corp. and its subsidiary Esio Franchising, LLC we anticipate may expend funds for the purchase of equipment, software, inventory, salaries, rent and other related business expenses. In addition to the amount already paid for the purchase of the license, we estimate that the working capital requirement for the Dallas/Ft. Worth area will be approximately $300,000 prior to reaching profitability. There can be no assurance that we will attain profitability at that time or any time in the future. Currently, we are not actively pursuing our franchise operations in the Dallas/Ft. Worth Area. Pursuant to our Regional Developer Deposit Agreement entered into on April 11, 2012, we had the option, but not the obligation to purchase additional Regional Development Franchise in the following areas:

1.	State of Arizona
2.	Jacksonville Florida metropolitan area
3.	Houston Texas metropolitan area
4.	San Antonio Texas metropolitan area
5.	State of Colorado

In addition, the Registrant shall has an option to purchase Regional Development Franchises in the following Optioned Areas in the State of California: San Francisco, CA –Bay Area and Eureka; Sacrameto, CA and Chico, Reno, Nevada; Orange County, CA; San Diego and Imperial, California; and Norwthwest Los Angeles, CA – Ventura to San Luis Obispo. The option period for each of the optioned areas in the State of California shall commence on the effective registration date of the 2012 Franchise Disclosure Document with the state of California and expire one year after the registration date, which was June 25, 2012.

On February 1, 2013, we elected not to exercise our option on the State of Colorado and on May 1, 2013 we elected not to exercise our option on the San Antonio, Texas metropolitan area. The option period for the remaining three numbered optioned areas shall begin to expire on August 1, 2013, with the next region option expiring every 3 months thereafter through December 1, 2013. Until the Esio bankruptcy is resolved into a more positive structuring, it is likely we will allow all of our options to acquire more franchise regions to expire.

We anticipate that the purchase price of each of the aforementioned option areas will be approximately $250,000. Additionally, we anticipate that if we elect to purchase an additional optioned area we will require working capital of $300,000 per area to reach profitability.

Should we exercise any of our remaining options, these activities are likely to have a material impact on our liquidity. We will need to raise additional capital in order to purchase the remaining 8 optioned areas. We may not have sufficient funds to purchase any other region or all ten regions within the contracted time limits.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   Our principal executive and financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended March 31, 2013 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information previously include on Form 10Q filed November 19, 2012 with the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other information

None.

Item 6. Exhibits

Exhibit Number	Description	By Reference from Document	No. In Document

10.1	Regional Developer Deposit Agreement	A	10.1
10.2	Regional Developer Agreement	B	10.1
10.3	Form of Three Franchise Agreements	B	10.2
10.4	Second Amendment to Regional Developer Deposit Agreement	C	10.1
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*	—
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*	—
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*	—
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*	—
101	Interactive Data Files of Financial Statements and Notes	**	—

___________________

A.	Form 8-K Current Report reporting event on April 12, 2012
B.	Form 8-K Current Report reporting event on August 14, 2012
C.	Form 8-K Current Report reporting event on November 1, 2012
*	Filed herewith.
**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Esio Water & Beverage Development Corp.

Dated:  May 20, 2013

By  /s/ Anthony Silverman

Anthony Silverman

President and Chief Executive Officer

Dated:  May 20, 2013

By  /s/ Kimberly A Conley

Kimberly A Conley

Chief Financial Officer