Form 10-K
period 2013-06-30
Esio Water & Beverage Development Corp.
filed 2013-10-15
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001-10320

Esio Water & Beverage Development Corp.

(Name of small business issuer in its charter)

Nevada	13-3465289
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

36508 N 15th Lane Phoenix, AZ	85086
(Address of principal executive offices)	Zip Code

(866) 545-4875
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,742,069.

At September 29, 2013, the issuer had outstanding 18,566,636 shares of Common Stock, par value $.005 per share.

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

Item 1.  Description of Business.

General

Esio Water & Beverage Development Corp. is a Nevada corporation originally incorporated in 1988 as Richard Barrie Fragrances, Inc. From March 1996 through February 2000 it operated as a “shell company” under the name FBR Capital Corp. In February 2000, it was merged with an operating company engaged in developing and selling employee time keeping systems. Its name was then changed to Vitrix, Inc., changed again to Time America, Inc. in November, 2003, and changed yet again to NETtime Solutions, Inc. in May 2007. Upon the sale of substantially all of its operating assets in February, 2008, it again became a shell company with no business plan except to seek to acquire or merge with an operating company and its name was changed to Tempco, Inc.  On November 5, 2012 our Board of Directors approved a name change to “Esio Water And Beverage Development Corp.”  The name change became effective on January 18, 2013. In April 2012 we entered into a Regional Development Deposit Agreement with Esio Franchising, LLC (“ESIO”) with the intent of marketing and servicing ESIO’s multi-serve beverage dispensing systems and beverage products for use in the home and office.  In August 2012 we paid the balance due on the purchase price of the first Regional Franchise Area for the Dallas/Ft. Worth region and entered into 3 franchise agreements with EFL.  In February 2013 EFL and its parent, Esio Holding Company, LLC (“EHC”), filed a Chapter 11 bankruptcy petition in U.S. Bankruptcy Court, district of Arizona (Phoenix). On August 15, 2013 the Chapter 11 petition was converted to a Chapter 7 petition. EFL’s conversion to a Chapter 7 petition made it unlikely that we would be able to develop our Dallas/Ft. Worth franchises in the future.  As such, we were not successful in this endeavor and continue to seek to acquire or merge with an operating company.

Research and Development

We have not engaged in any material product research and development, nor do we anticipate having any in the next fiscal year.

Acquisitions of Plant and Equipment

We do not have any plans to acquire any plant or equipment.

Employees

At June 30, 2013, the Company had no employees apart from our Officers and Directors.

Effect of Status as a “Shell” Company

Holders of restricted securities issued while we were a shell company may not re-sell them pursuant to SEC Rule 144 for a period of one year after we cease to be a shell. However, holders of the Company’s restricted securities for one year may re-sell the securities pursuant to Section 4(a)(1) of the Securities Act of 1933

Item 1A.  Risk Factors

The Company is currently a “shell company”, having no business operations, its sole activity being to seek to find a suitable merger with an existing operating business or to develop a business of its own.

Competition

The market for acquiring profitable companies is highly competitive. The competition may hinder our ability to successfully locate a profitable company that desires to become public. We may not have the resources, expertise or other competitive factors to compete successfully in the future. We expect to face competition from existing competitors and new market entrants in the future. Some of our competitors will have greater resources than we do. As a result, these competitors may be able to acquire companies we would wish to acquire.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Description of Property.

We do not own any real property.   In September 2012, the Company entered into a month to month lease for office space in Scottsdale, Arizona. Monthly rent expense associated with the lease is $300. The lease was terminated in September 2013.

Item 3.  Legal Proceedings.

As of the date of this report, we were not currently involved in any legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is quoted on the Over-The-Counter Bulletin Board maintained by the NASD under the symbol “ESWB.OB.”  The high and low bid prices of our common stock as reported for the periods presented, by fiscal quarter (i.e. 1st Quarter = July 1 through September 30), were as follows.  The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended: June 30, 2013
First Quarter	$0.30	$0.15
Second Quarter	0.28	0.17
Third Quarter	0.35	0.10
Fourth Quarter	0.15	0.0

Fiscal Year Ended: June 30, 2012
First Quarter	$0.50	$0.30
Second Quarter	0.50	0.31
Third Quarter	0.50	0.23
Fourth Quarter	0.35	0.18

Holders

As of August 22, 2013 there were approximately 160 holders of record of our common stock. This does not include beneficial owners holding stock in street name.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings, if any for use in our business.

Recent Sales of Unregistered Securities

All previous unregistered sales were disclosed in prior quarterly or current reports.

Transfer Agent

Our transfer agent and registrar are American Stock Transfer and Trust Co., 6201 15th Avenue, 3rd Floor, Brooklyn, NY 11219, Telephone (718) 921-8210.

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

Plan of Operation

On August 14, 2012 Tempco, Inc. (the “Registrant”) executed a Regional Developer Agreement (the “RDA”) and three franchise agreements (the “FA”) with ESIO Franchising, LLC (“EFL”) for the Dallas/Fort Worth region of Texas (the “Territory”) and three franchises therein. The Dallas/Fort Worth region has a population of over 7,700,000 people and over 2,800,000 households.  Upon the execution of the RDA Registrant paid $250,000 cash to ESIO, including a credit of $70,000 from a payment made earlier in the year on a deposit agreement covering 10 other regions with ESIO.

Registrant was to commence operations of its Regional Development business and first 3 franchises within 1 year of the execution of the RDA. Further, Registrant was to sell or open 12 additional franchises in the Territory within the 10 year term of the RDA, the first two of which must be in operation within the third year after the execution of the RDA. Under the RDA once its three franchises are operating, Registrant was to receive 50% of the initial franchise fees ESIO received from its franchisees in the Territory and 40% of all royalties ESIO received from its franchisees in the Territory, excluding advertising fund payments.

Pursuant to the terms of the RDA and the FA Registrant and future franchisees were to be marketing and servicing ESIO’s multi-serve beverage dispensing systems and beverage products for use in the home and office. The ESIO Beverage System included countertop and floor stand beverage dispensers that conveniently offered any size hot and cold drinks at the touch of a button.  ESIO’s patented E-Paks delivered perfectly blended national brand and private label juices, sport drinks, vitamin waters, teas and coffees.

In February 2013 EFL and its parent, EHC, filed a Chapter 11 bankruptcy petition in U. S. Bankruptcy Court in Phoenix, Arizona. On August 15, 2013 the Chapter 11 petition was converted to a Chapter 7 petition.  EFL’s conversion to a Chapter 7 petition made it unlikely that we  would be able to develop our Dallas/Ft. Worth franchises in the future.

Currently, the Company’s business objective is to locate a suitable business combination opportunity. The Company does not currently engage in any business activities that generate cash flow. As of June 30, 2013 we had approximately $280,900 in cash. We believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next twelve months, however, if our efforts are unsuccessful within that time period, we will have to seek additional funds.

During the next 12 months we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports;

(ii)	Officer and director’s salaries and rent, consulting fees; and

(iii)	Investigating and/or consummating an acquisition.

We believe we will be able to meet these costs through use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations.  Accordingly, the Company’s financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company’s operations. As a result, the Company’s independent registered public accounting firm has issued going concern opinions on the consolidated financial statements of the Company for the fiscal years ended June 30, 2013 and 2012.

CRITICAL ACCOUNTING POLICIES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations ” (“MDA”) discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to research and development costs, deferred income taxes and the impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; changes in these estimates as a result of future events may have a material effect on the Company’s financial condition. The SEC suggests that all registrants list their most “critical accounting policies” in MDA. A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements: The impairment of long-lived assets, stock based compensation, deferred income tax valuation allowances, pending or threatening litigation and the allocation of assets acquired and liabilities assumed in acquisitions.

Impairment or Disposal of long-lived assets.

In accordance with ASC 360 “Impairment or Disposal of Long-lived Assets”, the Company periodically evaluates whether events and circumstances have occurred that may indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair market value. During the year ended June 30, 2013, we recognized an impairment loss of $532,056.

Deferred tax assets.

In assessing the realizability of deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely a valuation allowance is established. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. To date, we have fully reserved for our deferred tax assets based primarily on our history of recurring losses.

Use of Estimates.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reportable amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue

Since February 2008 we have been in the development stage, and accordingly, there are no revenues reflected in our financial statements for the years ended June 30, 2013 or 2012.

General and Administrative Expenses

For the years ended June 30, 2013 and 2012 we have recorded general and administrative expenses of $360,949 and $692,767, respectively. Our general and administrative expenses in the current year consist primarily of officer’s salaries, legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity. The decrease in the current year is the result of a decrease in legal fees, offset by an increase in accounting, investor relations, and filing fees. For the years ended June 30, 2013 and 2012, we have recorded Directors’ fees of $12,000 and $338,092, respectively. The prior year directors’ fees included stock based compensation expense of $223,092 there was no similar expense in the current year. We also recognized an impairment loss of $532,056 in relation to the Regional Development Agreement during the year ended June 30, 2013.   From February 5, 2008 (the date of reentering the development stage) through June 30, 2013, we have recorded general and administrative expenses of $1,554,590, Directors fees of $495,092 and an impairment loss of $532,056.

Net Loss

For the years ended June 30, 2013 and 2012, we have reflected net loss of $1,638,609 and $1,291,431, respectively. From February 5, 2008 (the date of reentering the development stage) through June 30, 2013, we have reflected net loss of $3,557,635

Liquidity and Capital Resources

As of June 30, 2013 we have current assets of $290,278 and working capital of $282,423. Over the next twelve months we estimate in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for expenses, which include accounting, legal and other professional fees, as well as filing fees.

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

Our Company does not invest in any market sensitive instruments, either foreign or domestic.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at June 30, 2013. Management has determined that, at June 30, 2013, the Company’s internal control over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting.

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Information regarding our directors and executive officer is provided below:

ANDREW ECCLESTONE, age 51, was elected as a Director of the Company on May 18, 2011. He was also elected as Chairman of the Board of Directors on that date. On August 26, 2013, he was also named as the Company’s Chief Executive Officer and President. Mr. Ecclestone is presently the portfolio manager of Mountainview Asset Management, a private investment fund in Toronto, Canada, which he founded in June 2002. From October 2000 to May 2002, he was the portfolio manager of Thomson Kernaghan Company Ltd, in Toronto, Canada. From June 1999 to September 2000, Mr. Ecclestone was the corporate finance consultant for Storm Investment Management Ltd. in North York, Ontario, Canada. Mr. Ecclestone received a Bachelor of Technology Degree, in industrial engineering, from the Ryerson Polytechnical Institute, Toronto, Canada, in 1985 and an M.B.A. from York University, North York, Ontario, in 1988. He has been a Chartered Financial Analyst since 1998.

FRED BURSTEIN, age 78, has been a director and officer of the company since February 4, 2008, becoming Chief Executive Officer on May 18, 2011 and serving in that position until April 12, 2012, when he resigned his position as an Officer. He continues as a director of the Company. Mr. Burstein has been a lawyer since 1960 practicing law in Minneapolis, Minnesota, and has been retired since 2010. He holds both his Juris Doctor and Business Administration degrees from the University of Minnesota.

ANTHONY SILVERMAN, age 70, served as a director of Tempco from February 4, 2008 until September 30, 2009. He became a director again on May 11, 2011 and was also named as the Company’s Chief Financial Officer on that date. He acted as Chief Financial Officer until April 12, 2012. On that date he was appointed as Chief Executive Officer and President. On August 26, 2013 he resigned his position as Director, President and Chief Executive Officer.  He was Founder, Chairman and Chief Executive Officer of Paradise Valley Securities, a registered securities broker-dealer, from 1987 to 1999. For most of his 40 year career in the securities business, Mr. Silverman concentrated in transactions for the financing of micro-cap and small-cap companies.

KIMBERLY CONLEY, age 46, was elected Chief Financial Officer on April 12, 2012. Since May 2007, Ms. Conley has been providing accounting and financial services as an independent contractor to various companies, including the Company. From December 1999 to May 2007, she was employed by Semple Marchal & Cooper, LLP providing accounting and auditing services. Ms. Conley received a Bachelor of Science in Criminal Justice from Northern Arizona University in 1993. She has been a certified public accountant since 2003.

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

Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended June 30, 2013; except Donald Schreifels became a beneficial owner of more than 10% in June 2012 and has not yet filed the forms with the SEC.

Code of Ethics

We have not yet adopted a Code of Business Conduct and Ethics.

Audit Committee, Compensation Committee and Nominating Committee

As of the date of this filing, we do not have a formal Audit Committee, Compensation Committee or Nominating Committee.  We have two directors, Fred Burstein and Andrew Ecclestone who make all decisions that an audit committee would ordinarily make.  We have no independent members of our Board of Directors and accordingly, we have determined that the Company does not have a member of its Board of Directors (or Audit Committee) that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, or who is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

Item 11.  Executive Compensation.

The following table summarizes all compensation paid to our Chief Executive Officers for each of the fiscal years ended June 30, 2013 and 2012.  We did not have any other executive officers whose total annual salary and bonus exceeded $100,000 for the periods presented.

Summary Compensation Table

			All other
		Salary	Compensation	Total
Name and Principal Position	Year	($)	($)(3)	($)

Andrew Eccelstone, Chairman of the Board,	2013	$—	$—	$—
Principal Executive Officer (1)	2012	$30,000	$74,364	$104,364

Anthony Silverman, Principal Executive Officer (2)	2013	$—	$—	$—
	2012	$45,000	$74,364	$119,364

Fred Burstein, Director (4)	2013	$12,000	$—	$12,000
	2012	$40,000	$74,364	$114,364

Kimberly A Conley, Principal Accounting Officer	2013	$44,000	$—	$44,000
	2012	$44,000	$—	$44,000

___________________

(1)	Mr. Eccelstone began serving as the Principal Executive Officer and President on August 26,2013.

(2)

Mr. Silverman began serving as a Director and Chief Financial Officer on May 11, 2011. He served in that capacity through April 12, 2012 when he was appointed as Principal Executive Officer and President. He served in that position through August 26, 2013.

(3)	Includes the issuance of an option to purchase 250,000 shares of common stock at an exercise price of $.25.

(4)	Mr. Burstein served as the Chief Executive Officer from May 11, 2011 through April 12, 2012.

Following is information regarding outstanding equity awards for each of our named executive officers as of the fiscal year ended June 30, 2013:

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

Item 12.  Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2013.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	None (1)	$ —	600,000 (2)

Equity compensation plans not approved by security holders	2,717,287 (3)	$ 0.29	—

TOTAL	2,717,287	$ 0.29	600,000

___________________

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under our 1999 Equity Compensation Plan.

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under our 1999 Equity Compensation Plan.

(3)

Represents an aggregate of 2,717,287 shares of common stock underlying non-statutory stock options approved by the Company’s board of directors and granted to directors and employees of the Company (the “Options”).  The options have vesting schedules ranging from immediate vesting to four year vesting and have an exercise price equal to the closing bid price of the common stock on the date of grant and a term of five to ten years.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information, as of September 28, 2013 concerning the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the Company’s Common Stock; (ii) each Director; (iii) the Company’s Chief Executive Officer; and (iv) all directors and executive officers of the Company as a group.  To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

	Shares Beneficially Owned (1)
Name and Address of Beneficial Owner(2)	Number	Percent of Class

Anthony Silverman (3)	2,404,380	12.8%
Fred Burstein (5)	879,151	4.5%
Andrew Ecclestone (3)	250,000	1.3%
Donald Schreifels (4)	3,299,500	16.0%
Kimberly Conley	52,000	0.3%
Executive officers as a group	3,585,531	18.0%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right.  Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.  The amounts and percentages are based upon 18,146,636 shares of common stock outstanding as of September 26, 2012 for Anthony Silverman and Andrew Ecclestone and 19,491,636 for Fred Burstein.

(2)

The address of each of the beneficial owners is as follows:   Anthony Silverman, 7625 East Via Del Reposo, Scottsdale, Arizona 85258; Fred Burstein, 36508 N 15th Lane, Phoenix, AZ 85086; Andrew Ecclestone 36508 N 15th Lane, Phoenix, AZ 85086. Donald Schreifels 6900 Wedgewood Road N., Suite 340 Maple Grove, Minnesota, 55311; Kimberly Conley, 36508 N 15th Lane, Phoenix, AZ 85086

(3)	Includes 250,000 shares of common stock underlying warrants that were exercisable on August 22, 2013 or within 60 days thereafter.

(4)	Includes 69,500 shares of common stock owned by spouse, and a warrant to purchase an additional two million shares that were exercisable on August 22, 2013 or within 60 days thereafter.

(5)	Includes 850,000 shares of common stock underlying warrants that were exercisable on August 22, 2013 or within 60 days thereafter.

Item 13.  Certain Relationships And Related Transactions, and Director Independence.

Except as set forth below, the Company did not have any transactions during fiscal years 2013 and 2012 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $120,000.

During the year ended June 30, 2013 and 2012, the Company received proceeds from convertible notes payable to a director in the amount of  nil and $154,188, respectively. The notes were convertible into common shares at $.05. In March 2012, the Director converted $150,000 of the notes to 3 million restricted common shares, with the balance due of $34,188 being repaid in cash.

Director Independence

During the year ended June 30, 2013 our directors were Fred Burstein, Anthony Silverman and Andrew Ecclestone. Mr. Anthony Silverman was our President, Chief Executive Officer and a Director, and was therefore not considered independent.  On August 26, 2013 Mr. Silverman resigned all his positions with the Company because of health concerns.  On August 26, 2013 Mr. Ecclestone was appointed Chief Executive Officer upon Mr. Silverman’s resignation. Thereafter, only Mr. Burstein would be considered “independent”.

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

		June 30, 2013	June 30, 2012

(i)	Audit Fees	$ 12,500	$ 13,296
(ii)	Audit Related Fees	—	—
(iii)	Tax Fees	—	—
(iv)	All Other Fees	—	—

Audit Committee Pre-Approval Policies and Procedures

The entire board of directors acts as the Company’s Audit Committee. The Audit Committee does not have a financial expert serving on its committee at this time due to the size and nature of the Company.

All audit and non-audit services are pre-approved by the Audit Committee, which consists of the members of the board of directors which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm.  The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies.  The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.  The Audit Committee has considered the role of Malone-Bailey, LLP  in providing services to us for the fiscal year ended June 30, 2013 and has concluded that such services are compatible with such firm’s independence.

PART IV

Item 15. Exhibits.

The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description	By Reference from Document	No. In Document

10.1	Regional Developer Deposit Agreement	A	10.1
10.1	Regional Developer Agreement	B	10.1
10.2	Form of Three Franchise Agreements	B	10.2
31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934 by Andrew Eccelstone	*	—
31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934 by Kimberly Conley	*	—
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Andrew Eccelstone	*	—
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kimberly Conley	*	—
101	Interactive Data Files of Financial Statements and Notes	**	—

___________________

*	Filed herewith.
**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.
A.	Form 8-K Current Report reporting event on April 12, 2012
B.	Form 8-K Current Report reporting event on August 14, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Esio Water & Beverage Development Corp.

/s/ Andrew Eccelstone

Andrew Eccelstone, President and Chief Executive Officer

(Principal Executive Officer)

Dated:  October 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Fred Burstein	Director	October 15, 2013
Fred Burstein

/s/ Kimberly Conley	Chief Financial Officer	October 15, 2013
Kimberly Conley	(Principal Financial Officer)

/s/ Andrew Ecclestone	Chief Executive Officer and Director	October 15, 2013
Andrew Ecclestone

To the Board of Directors

Esio Water & Beverage Development Corp.

Scottsdale, Arizona

(a Development Stage Company)

We have audited the accompanying consolidated balance sheet of Esio Water & Beverage Development Corp. and its subsidiaries  (a development stage company) (collectively, the “Company”) as of June 30, 2013 and 2012 and the related consolidated statements of expenses, shareholders’ equity (deficit), and cash flows for the years then ended and the period from February 5, 2008 (date Company re-entered development stage) through June 30, 2013. The financial statements from February 5, 2008 (date Company re-entered development stage) through June 30, 2011 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. The financial statements for the period from February 5, 2008 (date Company re-entered development stage) through June 30, 2011 include no revenue and an accumulated loss of $627,595. Our opinion on the statements of expenses, stockholders’ equity (deficit), and cash flows for the year then ended, in so far as it is related to the amounts for prior periods through June 30, 2011 is based solely on the report of the other auditor.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Esio Water & Beverage Development Corp. and its subsidiaries as of June 30, 2013 and 2012 and the results of their operations and their cash flows for the years then ended and the period from February 8, 2008 (date Company re-entered development stage) through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ MALONEBAILEY, LLP

MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

October 15, 2013

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$280,903	$640,458
Prepaid expenses	9,375	2,342
Other assets, net	—	46,146

Total current assets	290,278	688,946

Intangible assets	—	347,112

Total Assets	$290,278	$1,036,058

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$2,095	$23,955
Accounts payable-related party	—	2,027
Accrued liabilities	5,760	11,012
Convertible notes payable, current, net of discount of $597,703 June 30, 2012	—	57,297

Total current liabilities	7,855	94,291

Total Liabilities	7,855	94,291

Commitments:	—	—

Stockholders’ equity (deficit):
Common stock, $.005 par value 200,000,000 authorized; 18,566,636 and 15,490,016 issued and outstanding as of June 30, 2013 and 2012	92,833	77,450
Additional paid in capital	14,908,054	13,944,172
Accumulated deficit prior to reentering the development stage	(11,160,829)	(11,160,829)
Deficit accumulated in the development stage	(3,557,635)	(1,919,026)

Total stockholders’ equity (deficit)	282,423	941,767

Total liabilities and stockholders’ equity (deficit)	$290,278	$1,036,058

The accompanying notes are an integral part of these consolidated financial statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative Since
			Reentering the
			Development Stage,
			February 5, 2008 to
	June 30,		June 30,
	2013	2012	2013

Costs and Expenses
General and administrative	$360,949	$692,767	$1,554,590
Directors fees	12,000	338,092	495,092
Impairment expense	532,056	—	532,056
Operating loss	905,005	1,030,859	2,581,738

Net loss from operations	(905,005)	(1,030,859)	(2,581,738)

Other Income (Expense)
Interest expense	(733,554)	(260,522)	(999,194)
Interest income	—	—	23,547
	(733,554)	(260,522)	(975,647)

Provision for income taxes	(50)	(50)	(250)

Net Loss	$(1,638,609)	$(1,291,431)	$(3,557,635)

Basic and diluted loss per share	$(0.09)	$(0.10)

Basic and diluted weighted average common shares outstanding	18,222,741	12,465,426

The accompanying notes are an integral part of these consolidated financial statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

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

- continued -

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

- continued -

							Deficit
						Accumulated	Accumulated
						Deficit	Since
						Prior to	Reentering the
					Additional	Reentering	Development
	Common Stock		Treasury Stock		Paid in	Development	Stage on
	Shares	Amount	Shares	Amount	Capital	Stage	February 5, 2008	Total

Balance at June 30, 2011	11,490,016	57,450	—	—	11,682,280	(11,160,829)	(627,595)	(48,694)

Stock based compensation	—	—	—	—	223,092	—	—	223,092

Conversion of notes payable to common stock	4,000,000	20,000	—	—	355,000	—	—	375,000

Forgiveness of debt-related party	—	—	—	—	50,000	—	—	50,000

Loss on settlement of debt	—	—	—	—	525,000	—	—	525,000

Discount on notes payable	—	—	—	—	809,188	—	—	809,188

Deposit on Franchise agreement	—	—	—	—	299,612	—	—	299,612

Net loss	—	—	—	—	—	—	(1,291,431)	(1,291,431)

Balance at June 30, 2012	15,490,016	$77,450	—	$—	$13,944,172	$(11,160,829)	$(1,919,026)	$941,767

Cash paid for the cancellation of an option	—	—	—	—	(15,000)	—	—	(15,000)

Shares issued for conversion of notes payable and accrued interest	2,656,620	13,283	—	—	650,874	—	—	664,157

Warrants issued as a sweetener for early conversion	—	—	—	—	168,177	—	—	168,177

Warrants issued for services	—	—	—	—	69,931	—	—	69,931

Shares issued for cash	520,000	2,600	—	—	127,400	—	—	130,000

Finders fees	—	—	—	—	(13,000)	—	—	(13,000)

Repurchase of shares issued for cash	(100,000)	(500)	—	—	(24,500)	—	—	(25,000)

Net loss	—	—	—	—	—	—	(1,638,609)	(1,638,609)

Balance at June 30, 2013	18,566,636	$92,833	—	$—	$14,908,054	$(11,160,829)	$(3,557,635)	$282,423

The accompanying notes are an integral part of these consolidated financial statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			Cumulative Since
			Reentering the
			Development Stage,
	For the Year Ended		February 5, 2008
	June 30,		to
	2013	2012	June 30, 2013
Cash flows from operating activities
Net loss	$(1,638,609)	$(1,291,431)	$(3,557,635)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock based compensation	152,308	223,092	463,300
Amortization of intangibles	40,056	—	40,056
Amortization and depreciation	46,146	—	46,146
Amortization of beneficial conversion feature	597,703	237,035	834,738
Financing expense due to sweetener for conversion of debt	85,800	—	85,800
Impairment expense	532,056	—	532,056
Loss on settlement of note receivable and accrued interest	—	—	69,750
Loss on settlement of notes payable	—	525,000	525,000
Accrued interest receivable	—	—	(14,750)
Changes in Assets and Liabilities:
Prepaid expenses	(7,033)	7,550	(22,374)
Other assets	—	(46,146)	(46,146)
Accounts payable	(21,860)	(13,748)	2,095
Accounts payable-related party	(2,027)	52,027	50,000
Accrued liabilities	3,905	(4,599)	14,917
Net cash used by operating activities	(211,555)	(311,220)	(977,047)

Cash flows from investing activities
Purchase of intangible asset	(225,000)	(47,500)	(272,500)
Collection of note receivable	—	—	145,000
Net cash provided by (used) by investing activities	(225,000)	(47,500)	(127,500)

Cash flows from financing activities:
Repayment of debt	—	(32,437)	(33,036)
Repayment of debt-related party	—	(34,188)	(34,188)
Proceeds from notes payable	—	250,000	262,486
Proceeds from convertible notes payable-related party	—	154,188	184,188
Proceeds from convertible notes payable	—	655,000	655,000
Proceeds from sale of common stock	117,000	—	342,000
Proceeds from exercise of option	—	—	9,000
Disbursement for repurchase of common stock	(25,000)	—	(25,000)
Cash paid for the cancellation of an option	(15,000)	—	(15,000)
Net cash provided by financing activities	77,000	992,563	1,345,450
Net change in cash and cash equivalents	(359,555)	633,843	240,903
Cash and cash equivalents at beginning of year	640,458	6,615	40,000
Cash and cash equivalents at end of period	$280,903	$640,458	$280,903

Supplemental Disclosures:
Cash paid for income taxes	$50	$50	$200
Cash paid for interest	$—	$11,021	$11,528

Non Cash Investing and Financing Activities
Beneficial Conversion Feature	$—	$655,000.00	$685,000
Beneficial Conversion Feature- related party	$—	$154,188	$154,188
Forgiveness of debt- related party	$—	$50,000	$50,000
Repayment of notes payable through issuance of common stock	$664,157	$375,000	$1,039,157
Intangible assets acquired through issuance of warrant	$—	$299,612	$299,612

The accompanying notes are an integral part of these consolidated financial statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization, Basis of Presentation and Description of Business

Esio Water & Beverage Development Corp. (“the Company” or “ESWB”) was incorporated in Nevada in June 1988 as Richard Barrie Fragrances, Inc. Over the years, the Company changed its name several times, most recently from Vitrix, Inc. in October 1999, to Time America, Inc. in December 1993, then to NETtime Solutions, Inc. in January 2007. The name was changed again on February 4, 2008 to Tempco, Inc. The consolidated financial statements include the accounts of ESWB and its wholly-owned subsidiaries (collectively, “We” “Our” or the “Company”), NETtime Solutions, Inc. an Arizona corporation, and Net Edge Devices, LLC, an Arizona Limited Liability Company. All intercompany accounts and transactions have been eliminated in consolidation. The company is a Development stage Company, as defined by accounting Standards Codification 915, Development Stage Entities.

On April 11, 2012, the Company entered into a Regional Developer Deposit Agreement with ESIO Franchise, LLC. The Agreement gave the Company the option to purchase up to ten regional franchise areas for the sale of ESIO franchises, as well as requiring the Company to operate three franchises within the optioned areas. The Company planned to market and service ESIO’s multi-serve beverage dispensing system and beverage products for use in the home and office. In connection with that agreement, the Company changed its name to Esio Water & Beverage Development Corp. in January 2013. We were unsuccessful in that endeavor.

The Company intends to locate and combine with an existing company that is profitable or which, in management’s view, has growth potential, irrespective of the industry in which it is engaged.   A combination may be structured as a merger, consolidation, exchange of the Company’s common stock for stock or assets or any other form, and continue to seeking to negotiate and consummate a combination or merger with another business.

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

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

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

Stock-Based Compensation

We account for share-based awards to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method.  Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity”, wherein such awards are expensed over the period in which the related services are rendered.

Cash and Cash Equivalents

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

Impairment of Long Lived Assets

Impairment losses are to be recognized when the carrying amount of a long lived asset is not recoverable or exceeds its fair value. The Company evaluates its long lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable. The Company uses estimates of future cash flows over the remaining useful life of a long lived asset or asset group to determine the recoverability of the asset. These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. During the year ended June 30, 2013, the Company recorded an impairment loss of $532,056 related to an intangible asset.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts payable and other accrued expenses and notes payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2013 and 2012.  The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis as of June 30, 2013 and 2012.

Income Taxes

In accordance with ASC 740 - Income Taxes, the provision for income taxes is computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2013 and 2012.

Income (Loss) Per Share:

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Potentially dilutive securities are options and warrants that are exercisable into common stock and convertible notes payable.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share.  At June 30, 2013 and 2012, there were options and warrants outstanding to purchase 10,872,765 and 7,242,287, respectively, shares of the Company’s common stock. At June 30, 2012 there were convertible notes payable, plus accrued interest that was convertible into 2,640,999 Share Units (consisting of one share and one warrant). These were converted to 2,656,620 share units during July and August 2012. At June 30, 2013 and 2012, there were no potentially dilutive securities included in the calculation as their effect was anti-dilutive.

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements as follows:

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic and diluted loss per share
For the year ended June 30, 2013	$(1,638,609)	18,222,741	$(0.09)

For the year ended June 30, 2012	$(1,291,431)	12,465,426	$(0.10)

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

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 4 – Intangible Assets

On August 14, 2012 the Company executed the Regional Developer Agreement (the “RDA”) and three franchise agreements (the “FA”) with ESIO Franchising, LLC (“EFC”) for the Dallas/Fort Worth region of Texas (the “Territory”) and three franchises therein. The Company paid $225,000 cash to EFC and issued a warrant valued at $299,612 in the year ended June 30, 2012 toward the purchase of the RDA and FA and $25,000 towards legal fees associated with the agreements. The agreements have a ten year term with an option to renew for two additional ten year periods.

On November 1, 2012 we entered into the Second Amendment to Regional Development Deposit Agreement with ESIO Franchising, LLC which delayed the dates which we must purchase our second and subsequent regional developer areas from EFC for an additional three months from November 1, 2012. The expiration dates for the five regional areas commenced on February 1, 2013 with the next region option expiring every 3 months thereafter through December 1, 2013. We paid $25,000 to EFC for this region option extension, of which $22,500 was to be credited against the purchase price of a region we acquired from EFC, and the balance of $2,500 related to legal fees for the agreement. In addition, we had an option to purchase Regional Development Franchises in the following Optioned Areas in the State of California: San Francisco, CA –Bay Area and Eureka; Sacramento, CA and Chico, Reno, Nevada; Orange County, CA; San Diego and Imperial, California; and Northwest Los Angeles, CA – Ventura to San Luis Obispo. The option period for each of the optioned areas in the State of California commenced on June 25, 2012, with the effective registration of the 2012 Franchise Disclosure Document with the state of California (“the Registration Date”) and expires June 25, 2013.

On February 25, 2013, we were notified that Esio Holding Company, LLC and Esio Franchising, LLC a subsidiary of EHC, filed a Chapter 11 petition in U.S. Bankruptcy Court, District of Arizona (Phoenix), on February 22, 2013.

Through the period ended March 31, 2013, the Company had recorded amortization expense in the amount of $40,056 in relation to the license agreements.

Additionally, at that time, due to the bankruptcy proceeding, the company evaluated the carrying value of the license agreement and had determined that the undiscounted future cash flows are insufficient to recover the carrying value of the license agreement and therefore recorded and impairment loss in the amount of $532,056.

Note 5 – Notes Payable

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

During the year ended June 30, 2012, in relation to the aforementioned transactions, the Company has recorded a loss on the extinguishment of the note in the amount of $275,000. As of the date of conversion, the Company had unamortized debt financing costs in the amount of $250,000 which also was recorded to loss on settlement of debt at the time of the conversion.

Note 6 – Convertible Notes Payable

During the year ended June 30, 2012, the Company received proceeds of $655,000 from convertible notes payable. The notes bore interest at the rate of 6% per annum and were convertible into Share Units (consisting of one common share and a warrant to purchase an additional common share at the price of $.75) at the rate of four units per dollar converted and were convertible at any time at the holders’ option. The notes were due one year from the date of issuance, and were due between April and June 2013.

At issuance the Company determined the notes should be discounted by the full $655,000 due to finder fees, warrants and beneficial conversion feature. At June 30, 2012, the unamortized discount on the convertible notes payable was $597,703. The discount was being amortized over the term of the notes.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

At June 30, 2012 the “if converted value” of the notes did not exceed the principal value, and the notes plus accrued interest could be converted into 2,640,999 Share Units.

The effective interest rate on the convertible notes ranged between 282% and 379% and during the year ended June 30, 2012, the Company recognized interest expense in the amount of $5,612 in addition to amortization of the discount in the amount of $57,297.

The Company also paid finder’s fees in relation to the aforementioned convertible notes payable, and accordingly, recorded Debt Issue Costs in the amount of $53,000. The debt issue costs were being amortized to interest expense over the term of the notes. Included in interest expense at June 30, 2012 is $6,854 related to the amortization of the debt issue costs. At June 30, 2012, the unamortized balance of $46,146 is classified in other current assets. During the year ended June 30, 2013, the remaining balance of $46,146 was amortized to interest expense.

During July 2012, the convertible note holders were given the option to convert their notes to share units. Between July 31, 2012 and August 14, 2012, the Company issued 2,656,620 shares of its common stock along with warrants to purchase 2,656,620 shares of its common stock at an exercise price of $.75 for the conversion of $655,000 of convertible notes payable and interest accrued through the date of conversion of $9,157. In relation to the conversion of the notes, the Company also issued warrants to purchase an additional 241,358 shares at $.75 to finders. The shares were issued to 16 accredited investors and are exempt from registration pursuant to SEC Regulation D. As consideration for the conversion of the notes, the Company issued the note holders a warrant to purchase 12,500 shares of common stock at $.75 for each $25,000 of principal converted, resulting in the issuance warrants to purchase 375,000 shares of common stock. For the year ended June 30, 2013, included in interest expense is $85,800 related to the sweetener for the conversion from notes to common stock.

Note 7 – Convertible Notes Payable-Related Party

During the year ended June 30, 2012 the Company received proceeds from Convertible Notes Payable-Related Party in amount of $154,188. The notes bore interest at the rate of 6% per annum. The note and any accrued interest were convertible at any time, at the discretion of the holder, to shares of our common stock at a rate of $0.05 per share. Based on our share price at the time the note agreements were entered into, we recognized a beneficial conversion feature of $184,188 for these convertible notes. Included in interest expense at June 30, 2012 is $179,438, related to the notes. On March 10, 2012, the note holder elected to convert $150,000 of the notes into 3 million shares of common stock. The remaining balance on the notes plus accrued interest of $40,328 was repaid in cash on May 28, 2012.

Note 8 – Income Taxes

As of June 30, 2013 and 2012 deferred tax assets consist of the following:

	2013	2012

Federal loss carryforwards	$3,228,106	$2,933,248
State loss carryforwards	131,686	64,290
Other	—	—
	3,359,792	2,997,538
Less: valuation allowances	(3,359,792)	(2,997,538)
	$—	$—

The Company has established a valuation allowance equal to the full amount of the deferred tax assets primarily because of uncertainty in the utilization of net operating loss carryforwards.

As a result of stock ownership changes, the Company’s ability to utilize net operating losses in the future could be limited, in whole or part, under Internal Revenue Code.  As of June 30, 2013 the Company’s federal and state net operating loss carryforwards were $9,223,160 and $1,537,176, respectively, and expire through 2033.

The Company’s tax expense differed from the statutory rate primarily due to the change in the deferred tax asset valuation allowance.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 9 – Stockholders’ Equity

At June 30, 2013 and 2012 the Company has 200,000,000 shares of Common Stock with a par value of $.005 authorized. At June 30, 2013 and 2012, there were 18,566,636  and 15,490,016 shares are issued and outstanding, respectively. There are also authorized 10,000,000 shares of preferred stock, par value $.01, none of which are issued and outstanding.

Between July 31, 2012 and August 14, 2012, the Company issued 2,656,620 shares of its common stock along with warrants to purchase 2,656,620 shares of its common stock at an exercise price of $.75 for the conversion of $655,000 of convertible notes payable and accrued interest of $9,157. As consideration for the conversion of the notes, the Company issued the note holders a warrant to purchase 12,500 shares of common stock at $.75 for each $25,000 of principal converted resulting in the issuance of 327,500 additional warrants. Included as interest expense at June 30, 2013 is $85,800 related to the additional warrants issued to the note holders for the early conversion of their notes as well as $597,703 of interest related to the discount on the notes payable and $46,146 of deferred financing costs. In relation to the conversion of the notes, the Company also issued warrants to purchase an additional 241,358 shares at $.75 to finders.

During the year ended June 30, 2013 we have received proceeds of $130,000 from the sale of 520,000 Units in a private placement. The Units consist of one share and a warrant to purchase an additional share at $.75. In connection with the private placements we paid finders’ fees of $13,000. In May 2013, the Company refunded one of the investors $25,000 and cancelled the 100,000 shares units issued.

In August 2012, the Company paid $15,000 for the cancellation of an option to purchase 300,000 shares of common stock. The options had an exercise price of $.09 per share.

On September 17, 2012, the Company authorized the issuance of 1 million warrants to a third party for consulting services. The warrants vest 250,000 at issuance and 250,000 warrants every three months thereafter. The agreement was terminated in April 2013. The Company has recorded stock compensation expense in relation to the 750,000 warrants issued prior to the termination of the agreement in the amount of $152,308.

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

The weighted average fair value at date of grant for options granted during the year ended June 30, 2012 was $.25. There were no options issued during the year ended June 30, 2013.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

A summary of the activity of options under the plan and non-statutory options granted outside the plan follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at June 30, 2011	2,507,287	0.29
Granted	750,000	0.25
Exercised	—	—
Expired	(60,000)	0.30
Forfeited	—	—
Outstanding at June 30, 2012	3,197,287	0.28
Granted	—	—
Exercised	—	—
Expired	(480,000)	0.25
Forfeited	—	—
Outstanding at June 30, 2013	2,717,287	$0.29

Additional information about outstanding options to purchase the Company’s common stock as of June 30, 2013 is as follows:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
	Number	Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Price	Shares	Life (Years)	Price	Value	Shares	Life (Years)	Price	Value
$0.91-$0.75	394,520	0.56	$0.81	$—	394,520	0.56	$0.81	$—
$0.51-$0.43	320,000	2.5	$0.47	$—	320,000	2.5	$0.47	$—
$0.16-$0.13	152,767	4.04	$0.15	$—	152,767	4.04	$0.15	$—
$0.25	750,000	3.03	$0.25	$—	750,000	3.03	$0.25	$—
$0.09	1,100,000	2.66	$0.09	$—	1,100,000	2.66	$0.09	$—
	2,717,287				2,717,287

The Company recognized stock based compensation expense of $223,092 during the year ended June 30, 2012 in relation to 750,000 options issued outside of the plan for options issued to three directors of the Company. The options were granted to directors on July 11, 2011 exercisable at $0.25 for 5 years.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Non-Employee Stock Options and Warrants:

As of June 30, 2013 the Company has warrants outstanding that were issued primarily in connections with financing arrangements and consulting services. Activity relative to these warrants for the year ended June 30, 2013 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Warrants outstanding - June 30, 2011	600,000	0.46
Granted	3,655,000	0.75
Expired	(210,000)	0.73
Warrants outstanding - June 30, 2012	4,045,000	$0.71
Granted	4,625,478	0.75
Expired	(515,000)	0.41
Warrants outstanding - June 30, 2013	8,155,478	$0.75

All the warrants outstanding as of June 30, 2013 are exercisable.

Note 10 – Commitments

The Company leases office space on a month to month basis at the rate of $300 per month. Included in general and administrative expense at June 30, 2013 is $3,000 for rent expense. There was no rent expense recorded for the year ended June 30, 2012 as the Company received office space from a Director at no charge during that period.