Form 10-Q
period 2013-09-30
Esio Water & Beverage Development Corp.
filed 2013-11-18
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

___	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File number 001-10320

Esio Water & Beverage Development Corp.

(Exact name of registrant as specified in its charter)

Nevada	13-3465289
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

36508 N. 15th Lane, Phoenix, AZ 85086

(Address of principal executive offices)

(866) 545-4875

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2013 the issuer had 18,566,636 shares of Common Stock outstanding, par value $.005 per share.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2013	2013

ASSETS

Current assets:
Cash and cash equivalents	$250,354	$280,903
Prepaid expenses	2,921	9,375

Total current assets	253,275	290,278

Total Assets	$253,275	$290,278

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$3,497	$2,095
Accrued liabilities	5,760	5,760

Total current liabilities	9,257	7,855

Total Liabilities	9,257	7,855

Commitments:	—	—

Stockholders’ equity (deficit):
Common stock, $.005 par value 200,000,000 authorized; 18,566,636 issued and outstanding as of September 30, 2013 and June 30, 2013	92,833	92,833
Additional paid in capital	14,908,054	14,908,054
Accumulated deficit prior to reentering the development stage	(11,160,829)	(11,160,829)
Deficit accumulated in the development stage	(3,596,040)	(3,557,635)

Total stockholders’ equity (deficit)	244,018	282,423

Total liabilities and stockholders’ equity (deficit)	$253,275	$290,278

The Accompanying Notes are an Integral Part of the Unaudited Financial Statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			Cumulative Since
			Reentering the
			Development Stage,
	For the Three Months Ended		February 5, 2008 to
	September 30,		September 30,
	2013	2012	2013

Costs and Expenses
General and administrative	$35,405	$127,856	$1,589,995
Directors fees	3,000	3,000	498,092
Impairment expense	—	—	532,056
Operating loss	38,405	130,856	2,620,143

Net loss from operations	(38,405)	(130,856)	(2,620,143)

Other Income (Expense)
Interest expense	—	(733,554)	(999,194)
Interest income	—	—	23,547
	—	(733,554)	(975,647)

Provision for income taxes	—	(50)	(250)

Net Loss	$(38,405)	$(864,460)	$(3,596,040)

Basic and diluted loss per share	$(0.00)	$(0.05)

Basic and diluted weighted average common shares outstanding	18,566,636	17,108,141

The Accompanying Notes are an Integral Part of the Unaudited Financial Statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Cumulative Since
			Reentering the
			Development Stage,
	For the Three Months Ended		February 5, 2008
	September 30,		to
	2013	2012	September 30, 2013
Cash flows from operating activities
Net loss	$(38,405)	$(864,460)	$(3,596,040)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock based compensation	—	69,931	463,300
Amortization of intangibles	—	—	40,056
Amortization and depreciation	—	6,870	46,146
Amortization of beneficial conversion feature and offering costs	—	643,849	834,738
Financing expense due to sweetener for conversion of debt	—	85,800	85,800
Impairment expense	—	—	532,056
Loss on settlement of note receivable and accrued interest	—	—	69,750
Loss on settlement of notes payable	—	—	525,000
Accrued interest receivable	—	—	(14,750)
Changes in Assets and Liabilities:
Prepaid expenses	6,454	3,965	(15,920)
Other assets	—	—	(46,146)
Accounts payable	1,402	23,912	3,497
Accounts payable-related party	—	—	50,000
Accrued liabilities	—	11,657	14,917
Net cash used by operating activities	(30,549)	(18,476)	(1,007,596)

Cash flows from investing activities
Purchase of intangible asset	—	(202,500)	(272,500)
Collection of note receivable	—	—	145,000
Net cash provided by (used) by investing activities	—	(202,500)	(127,500)

Cash flows from financing activities:
Repayment of debt	—	—	(33,036)
Repayment of debt-related party	—	—	(34,188)
Proceeds from notes payable	—	—	262,486
Proceeds from convertible notes payable-related party	—	—	184,188
Proceeds from convertible notes payable	—	—	655,000
Proceeds from sale of common stock	—	—	342,000
Proceeds from exercise of option	—	—	9,000
Disbursement for repurchase of common stock	—	—	(25,000)
Cash paid for the cancellation of an option	—	—	(15,000)
Net cash provided by financing activities	—	—	1,345,450
Net change in cash and cash equivalents	(30,549)	(220,976)	210,354
Cash and cash equivalents at beginning of year	280,903	640,458	40,000
Cash and cash equivalents at end of period	$250,354	$419,482	$250,354

Supplemental Disclosures:
Cash paid for income taxes	$50	$50	$200
Cash paid for interest	$—	$124	$11,528

Non Cash Investing and Financing Activities
Beneficial Conversion Feature	$—	$—	$685,000
Beneficial Conversion Feature- related party	$—	$—	$154,188
Forgiveness of debt- related party	$—	$—	$50,000
Repayment of notes payable through issuance of common stock	$—	$655,000	$1,039,157
Intangible assets acquired through issuance of warrant	$—	$—	$299,612

The Accompanying Notes are an Integral Part of the Unaudited Financial Statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Going Concern

Esio Water & Beverage Development Corp. was incorporated in Nevada in June 1988 as Richard Barrie Fragrances, Inc. Over the years, the Company changed its name several times, most recently from Tempco, Inc. to Esio Water & Beverage Development Corp. The consolidated financial statements include the accounts of Esio Water & Beverage Development Corp. and its wholly-owned subsidiary (collectively, “We” “Our” or the “Company”), Net Edge Devices, LLC, an Arizona Limited Liability Company. All intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Esio Water & Beverage Development Corp. and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended September 30, 2013, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

Overview

This quarterly report on Form 10-Q covers the quarterly period ended September 30, 2013.  The Company has no operating business and is, in effect, a “shell” company with no significant liabilities and minimal cash. In April 2012 we had entered into a Regional Development Deposit Agreement with Esio Franchising, LLC (“ESIO”) with the intent of marketing and servicing ESIO’s multi-serve beverage dispensing systems and beverage products for use in the home and office. In August 2012 we paid the balance due on the purchase price of the first Regional Franchise Area for the Dallas/Ft. Worth region and entered into 3 franchise agreements with EFL. In February 2013 EFL and its parent, Esio Holding Company, LLC (“EHC”), filed a Chapter 11 bankruptcy petition in U.S. Bankruptcy Court, district of Arizona (Phoenix). On August 15, 2013 the Chapter 11 petition was converted to a Chapter 7 petition. EFL’s conversion to a Chapter 7 petition made it unlikely that we would be able to develop our Dallas/Ft. Worth franchises in the future. As such, we were not successful in this endeavor and continue to seek to acquire or merge with an operating company.

On August 26, 2013 Mr. Silverman resigned all his positions with the Company because of health concerns.  On August 26, 2013 Mr. Ecclestone was appointed Chief Executive Officer upon Mr. Silverman’s resignation.

Our board of directors currently are looking for a private company that it can merge with or acquire and that has an operating business that will help increase shareholder value.  Your review of this quarterly report should be read with the above facts in mind.

Current Business Strategy

The Board has determined to maintain the Company as a public “shell” corporation, which will seek suitable business combination opportunities.  The Board believes that a business combination with an operating company has the potential to create greater value for the Company’s stockholders than a liquidation or similar distribution.

Effect of Status as a “Shell” Company

Because we are a shell company as defined under the Rules of the Securities and Exchange Commission, we are disqualified from using a short form of registration statement (S-8) for the issuance of employee stock options. Furthermore, holders of restricted securities issued while we were or are a shell company may not re-sell them pursuant to SEC Rule 144 for a period of one year after we cease to be a shell and have filed the necessary report with the SEC to that effect. However, holders of the Company’s restricted securities for one year may re-sell the securities pursuant to Section 4(a)(1) of the Securities Act of 1933

Plan of Operation

Currently, the Company’s business objective is to locate a suitable business combination opportunity. The Company does not currently engage in any business activities that generate cash flow. As of September 30, 2013 we had approximately $250,000 in cash. We believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next twelve months, however, if our efforts are unsuccessful within that time period, we will have to seek additional funds.

During the next 12 months we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports;

(ii)	Officer and director’s fees and, insurance, consulting fees; and

(iii)	Investigating and/or consummating an acquisition.

We believe we will be able to meet these costs through use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations.  Accordingly, the Company’s financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company’s operations. As a result, the Company’s independent registered public accounting firm has issued going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2013.

Critical Accounting Policies

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2013.

General and Administrative Expenses

For the three months ended September 30, 2013 and 2012 we have recorded operating expenses of $38,405 and $130,856, respectively, which includes directors’ fees of $3,000 at September 30, 2013 and 2012. Our operating expenses in the current and prior fiscal year consist primarily of legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity and for the prior year quarter, costs incurred in relation to the execution of the Regional Development Agreement with ESIO. There were no similar expenses in the current quarter as we were not successful in marketing and servicing beverage drinking systems. Our operating expenses from the date of reentering the development stage (February 5, 2008) through September 30, 2013 were $2,620,143 which includes directors’ fees of $498,092.

Net Loss

For the three months ended September 30, 2013 and 2012, we have reflected net loss of $38,405 and $864,460, respectively. The decrease in the net loss is due to a charge to interest expense in the prior year quarter in the amount of $733,554 which arose due to beneficial conversion expense associated with notes payable converted to common stock and the issuance of warrants as a sweetener for the early conversion of the notes, as well as an increase in general and administrative expenses, offset by a decrease in directors fees. There were no similar charges in the current year quarter. Our net loss from the date of reentering the development stage (February 5, 2008) through September 30, 2013 is $3,596,040.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   Our principal executive and financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended September 30, 2013 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All previous unregistered sales were disclosed in prior quarterly or current reports.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other information.

None.

Item 6. Exhibits.

Exhibit Number	Description	By Reference from Document	No. In Document

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*	—
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*	—
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*	—
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*	—
101	Interactive Data Files of Financial Statements and Notes	**	—

___________________

*	Filed herewith.
**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

Dated:  November 18, 2013

By  /s/ Andrew Ecclestone

Andrew Ecclestone

President and Chief Executive Officer

Dated:  November 18, 2013

By  /s/ Fred Burstein

Fred Burstein

Director

Dated:  November 18, 2013

By  /s/ Kimberly A Conley

Kimberly A Conley

Chief Financial Officer