Form 10-Q
period 2013-12-31
Esio Water & Beverage Development Corp.
filed 2014-02-12
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 10, 2014 the issuer had 18,566,636 shares of Common Stock outstanding, par value $.005 per share.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2013	2013

ASSETS

Current assets:
Cash and cash equivalents	$203,951	$280,903
Prepaid expenses	7,481	9,375

Total current assets	211,432	290,278

Total Assets	$211,432	$290,278

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$466	$2,095
Accrued liabilities	5,760	5,760

Total current liabilities	6,226	7,855

Total Liabilities	6,226	7,855

Commitments:	—	—

Stockholders’ equity (deficit):
Common stock, $.005 par value 200,000,000 authorized; 18,566,636 issued and outstanding as of December 31, 2013 and June 30, 2013	92,833	92,833
Additional paid in capital	14,908,054	14,908,054
Accumulated deficit prior to reentering the development stage	(11,160,829)	(11,160,829)
Deficit accumulated in the development stage	(3,634,852)	(3,557,635)

Total stockholders’ equity (deficit)	205,206	282,423

Total liabilities and stockholders’ equity (deficit)	$211,432	$290,278

The Accompanying Notes are an Integral Part of the Unaudited Financial Statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					Cumulative Since
					Reentering the
					Development Stage,
	For the Three Months Ended		For the Six Months Ended		February 5, 2008 to
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013

Costs and Expenses
General and administrative	$35,812	$121,678	$71,217	$249,534	$1,625,807
Directors fees	3,000	3,000	6,000	6,000	501,092
Impairment expense	—	—	—	—	532,056
Operating loss	38,812	124,678	77,217	255,534	2,658,955

Net loss from operations	(38,812)	(124,678)	(77,217)	(255,534)	(2,658,955)

Other Income (Expense)
Interest expense	—	—	—	(733,554)	(999,194)
Interest income	—	—	—	—	23,547
	—	—	—	(733,554)	(975,647)

Provision for income taxes	—	—	—	(50)	(250)

Net Loss	$(38,812)	$(124,678)	$(77,217)	$(989,138)	$(3,634,852)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.06)

Basic and diluted weighted average common shares outstanding	18,566,636	18,539,027	18,566,636	17,823,584

The Accompanying Notes are an Integral Part of the Unaudited Financial Statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Cumulative Since
			Reentering the
			Development Stage,
	For the Six Months Ended		February 5, 2008
	December 31,		to
	2013	2012	December 31, 2013
Cash flows from operating activities
Net loss	$(77,217)	$(989,138)	$(3,634,852)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock based compensation	—	119,863	463,300
Amortization of intangibles	—	—	40,056
Amortization and depreciation	—	25,753	46,146
Amortization of beneficial conversion feature and offering costs	—	643,849	834,738
Financing expense due to sweetener for conversion of debt	—	85,800	85,800
Impairment expense	—	—	532,056
Loss on settlement of note receivable and accrued interest	—	—	69,750
Loss on settlement of notes payable	—	—	525,000
Accrued interest receivable	—	—	(14,750)
Changes in Assets and Liabilities:
Prepaid expenses	1,894	(3,565)	(20,480)
Other assets	—	—	(46,146)
Accounts payable	(1,629)	2,471	466
Accounts payable-related party	—	(2,027)	50,000
Accrued liabilities	—	3,905	14,917
Net cash used by operating activities	(76,952)	(113,089)	(1,053,999)

Cash flows from investing activities
Purchase of intangible asset	—	(225,000)	(272,500)
Collection of note receivable	—	—	145,000
Net cash provided by (used) by investing activities	—	(225,000)	(127,500)

Cash flows from financing activities:
Repayment of debt	—	—	(33,036)
Repayment of debt-related party	—	—	(34,188)
Proceeds from notes payable	—	—	262,486
Proceeds from convertible notes payable-related party	—	—	184,188
Proceeds from convertible notes payable	—	—	655,000
Proceeds from sale of common stock	—	117,000	342,000
Proceeds from exercise of option	—	—	9,000
Disbursement for repurchase of common stock	—	—	(25,000)
Cash paid for the cancellation of an option	—	(15,000)	(15,000)
Net cash provided by financing activities	—	102,000	1,345,450
Net change in cash and cash equivalents	(76,952)	(236,089)	163,951
Cash and cash equivalents at beginning of year	280,903	640,458	40,000
Cash and cash equivalents at end of period	$203,951	$404,369	$203,951

Supplemental Disclosures:
Cash paid for income taxes	$50	$50	$200
Cash paid for interest	$—	$—	$11,528

Non Cash Investing and Financing Activities
Beneficial Conversion Feature	$—	$—	$685,000
Beneficial Conversion Feature- related party	$—	$—	$154,188
Forgiveness of debt- related party	$—	$—	$50,000
Repayment of notes payable through issuance of common stock	$—	$655,000	$1,039,157
Intangible assets acquired through issuance of warrant	$—	$—	$299,612

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Esio Water & Beverage Development Corp. and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three and six month periods ended December 31, 2013, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (i) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses; (ii) obtaining funding from outside sources through the sale of its debt and/or equity securities; and (iii) completing a merger with or acquisition of an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

Overview

This quarterly report on Form 10-Q covers the quarterly period ended December 31, 2013.  The Company has no operating business and is, in effect, a “shell” company with no significant liabilities and minimal cash. In April 2012 we had entered into a Regional Development Deposit Agreement with Esio Franchising, LLC (“ESIO”) with the intent of marketing and servicing ESIO’s multi-serve beverage dispensing systems and beverage products for use in the home and office. In August 2012 we paid the balance due on the purchase price of the first Regional Franchise Area for the Dallas/Ft. Worth region and entered into 3 franchise agreements with EFL. In February 2013 EFL and its parent, Esio Holding Company, LLC (“EHC”), filed a Chapter 11 bankruptcy petition in U.S. Bankruptcy Court, district of Arizona (Phoenix). On August 15, 2013 the Chapter 11 petition was converted to a Chapter 7 petition. EFL’s conversion to a Chapter 7 petition made it unlikely that we would be able to develop our Dallas/Ft. Worth franchises in the future. As such, we were not successful in this endeavor and continue to seek to acquire or merge with an operating company.

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

Currently, the Company’s business objective is to locate a suitable business combination opportunity. The Company does not currently engage in any business activities that generate cash flow. As of December 31, 2013 we had approximately $200,000 in cash. We believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next twelve months, however, if our efforts are unsuccessful within that time period, we will have to seek additional funds.

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

General and Administrative Expenses

For the three months ended December 31, 2013 and 2012 we have recorded operating expenses of $38,812 and $124,678, respectively, which includes directors’ fees of $3,000 at December 31, 2013 and 2012. Our operating expenses in the current and prior fiscal year consist primarily of legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity and for the prior year quarter, costs incurred in relation to the execution of the Regional Development Agreement with ESIO. There were no similar expenses in the current quarter as we were not successful in marketing and servicing beverage drinking systems.

For the six months ended December 31, 2013 and 2012 we have recorded operating expenses of $77,217and $255,534, respectively, which includes directors’ fees of $6,000 at December 31, 2013 and 2012. Our operating expenses in the current and prior fiscal year consist primarily of legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity and for the prior year period, costs incurred in relation to the execution of the Regional Development Agreement with ESIO. There were no similar expenses in the current period as we were not successful in marketing and servicing beverage drinking systems.

Our operating expenses from the date of reentering the development stage (February 5, 2008) through December 31, 2013 were $2,658,955 which includes directors’ fees of $501,092.

Net Loss

For the three months ended December 31, 2013 and 2012, we have reflected net loss of $38,812 and $124,678, respectively. The decrease in the net loss is due to consulting fees in the prior year quarter.There were no similar charges in the current year quarter.

For the six months ended December 31, 2013 and 2012, we have reflected net loss of $77,217 and $989,138 respectively. The decrease in the net loss is due to a charge to interest expense in the prior period in the amount of $733,554 which arose due to beneficial conversion expense associated with notes payable converted to common stock and the issuance of warrants as a sweetener for the early conversion of the notes, as well as an increase in general and administrative expenses, offset by a decrease in directors fees. There were no similar charges in the current year quarter.

Our net loss from the date of reentering the development stage (February 5, 2008) through December 31, 2013 is $3,634,852.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   Our principal executive and financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended December 31, 2013 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

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

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

Dated:  February 12, 2014

By  /s/ Andrew Ecclestone

Andrew Ecclestone

President and Chief Executive Officer

Dated:  February 12, 2014

By  /s/ Kimberly A Conley

Kimberly A Conley

Chief Financial Officer