Form 10-K
period 2014-06-30
Esio Water & Beverage Development Corp.
filed 2014-10-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

(866) 545-4875
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.005 par value	OTC OB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $685,917.

At September 29, 2014, the issuer had outstanding 18,566,636 shares of Common Stock, par value $.005 per share.

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

Employees

At June 30, 2014, the Company had no employees apart from our Officers and Directors.

Effect of Status as a “Shell” Company

Holders of restricted securities issued while we were a shell company may not re-sell them pursuant to SEC Rule 144 for a period of one year after we cease to be a shell. However, holders of the Company’s restricted securities for one year may re-sell the securities pursuant to Section 4(a)(1) of the Securities Act of 1933

Item 1A.  Risk Factors

The Company is currently a “shell company”, having no business operations, its sole activity being to seek to find a suitable acquisition with an existing operating business or to develop a business of its own.

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

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is quoted on the OTC QB maintained by the NASD under the symbol “ESWB.”  The high and low bid prices of our common stock as reported for the periods presented, by fiscal quarter (i.e. 1st Quarter = July 1 through September 30), were as follows.  The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended: June 30, 2014
First Quarter	$0.13	$0.08
Second Quarter	0.05	0.10
Third Quarter	0.10	0.01
Fourth Quarter	0.07	0.02

Fiscal Year Ended: June 30, 2013
First Quarter	$0.30	$0.15
Second Quarter	0.28	0.17
Third Quarter	0.35	0.10
Fourth Quarter	0.15	0.07

Holders

As of September 29, 2014 there were approximately 160 holders of record of our common stock. This does not include beneficial owners holding stock in street name.

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

Currently, the Company’s business objective is to locate a suitable business combination opportunity. The Company does not currently engage in any business activities that generate cash flow. As of June 30, 2014 we had approximately $146,000 in cash. We believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next twelve months, however, if our efforts are unsuccessful within that time period, we will have to seek additional funds.

During the next 12 months we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports;

(ii)	Officer and director’s salaries and rent, consulting fees; and

(iii)	Investigating and/or consummating an acquisition.

We believe we will be able to meet these costs through use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations.  Accordingly, the Company’s financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company’s operations. As a result, the Company’s independent registered public accounting firm has issued going concern opinions on the consolidated financial statements of the Company for the fiscal years ended June 30, 2014 and 2013.

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

Revenue

There are no revenues reflected in our financial statements for the years ended June 30, 2014 or 2013.

General and Administrative Expenses

For the years ended June 30, 2014 and 2013 we have recorded general and administrative expenses of $123,192 and $360,949, respectively. Our general and administrative expenses in the current year consist primarily of officer’s salaries, legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity. The decrease in the current year is the result of a decrease in consulting and professional fees. For the years ended June 30, 2014 and 2013, we have recorded Directors’ fees of $71,960 and $12,000, respectively. The current year directors’ fees include stock based compensation expense of $59,960 there was no similar expense in the prior year. We also recognized an impairment loss of $532,056 in relation to the Regional Development Agreement during the year ended June 30, 2013.

Net Loss

For the years ended June 30, 2014 and 2013, we have reflected net loss of $195,152 and $1,638,609, respectively.

Liquidity and Capital Resources

As of June 30, 2014 we have current assets of $153,457 and working capital of $147,231. Over the next twelve months we estimate in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for expenses, which include accounting, legal and other professional fees, as well as filing fees.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at June 30, 2014. Management has determined that, at June 30, 2014, the Company’s internal control over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting.

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Information regarding our directors and executive officer is provided below:

ANDREW ECCLESTONE, age 52, was elected as a Director of the Company on May 18, 2011. He was also elected as Chairman of the Board of Directors on that date. On August 26, 2013, he was also named as the Company’s Chief Executive Officer and President. Mr. Ecclestone is presently the portfolio manager of Mountainview Asset Management, a private investment fund in Toronto, Canada, which he founded in June 2002. From October 2000 to May 2002, he was the portfolio manager of Thomson Kernaghan Company Ltd, in Toronto, Canada. From June 1999 to September 2000, Mr. Ecclestone was the corporate finance consultant for Storm Investment Management Ltd. in North York, Ontario, Canada. Mr. Ecclestone received a Bachelor of Technology Degree, in industrial engineering, from the Ryerson Polytechnical Institute, Toronto, Canada, in 1985 and an M.B.A. from York University, North York, Ontario, in 1988. He has been a Chartered Financial Analyst since 1998.

FRED BURSTEIN, age 79, has been a director and officer of the company since February 4, 2008, becoming Chief Executive Officer on May 18, 2011 and serving in that position until April 12, 2012, when he resigned his position as an Officer. He continues as a director of the Company. Mr. Burstein has been a lawyer since 1960 practicing law in Minneapolis, Minnesota. He holds both his Juris Doctor and Business Administration degrees from the University of Minnesota.

KIMBERLY CONLEY, age 47, was elected Chief Financial Officer on April 12, 2012. Since May 2007, Ms. Conley has been providing accounting and financial services as an independent contractor to various companies, including the Company. From December 1999 to May 2007, she was employed by Semple Marchal & Cooper, LLP providing accounting and auditing services. Ms. Conley received a Bachelor of Science in Criminal Justice from Northern Arizona University in 1993. She has been a certified public accountant since 2003.

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

Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended June 30, 2014; except Donald Schreifels became a beneficial owner of more than 10% in June 2012 and has not yet filed the forms with the SEC.

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

Item 11.  Executive Compensation.

The following table summarizes all compensation paid to our Chief Executive Officers for each of the fiscal years ended June 30, 2014 and 2013.  We did not have any other executive officers whose total annual salary and bonus exceeded $100,000 for the periods presented.

Summary Compensation Table

			All other
		Salary	Compensation	Total
Name and Principal Position	Year	($)	($)(2)	($)

Andrew Ecclestone, Chairman of the Board,	2014	$—	$29,980	$29,980
Principal Executive Officer (1)	2013	$—	$—	$—

Anthony Silverman, Principal Executive Officer (3)	2013	$—	$—	$—

Fred Burstein, Director	2014	$12,000	$29,980	$41,980
	2013	$12,000	$—	$12,000

Kimberly A Conley, Principal Accounting Officer	2014	$42,000	$—	$42,000
	2013	$44,000	$—	$44,000

___________________

(1)	Mr. Ecclestone began serving as the Principal Executive Officer and President on August 26, 2013.

(2)	Includes the issuance of an option to purchase 600,000 shares of common stock at an exercise price of $.05.

(3)

Mr. Silverman began serving as a Director and Chief Financial Officer on May 11, 2011. He served in that capacity through April 12, 2012 when he was appointed as Principal Executive Officer and President. He served in that position through August 26, 2013 at which time he resigned as an Officer and Director.

Following is information regarding outstanding equity awards for each of our named executive officers as of the fiscal year ended June 30, 2014:

Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Option exercise price	Option expiration date

Andrew Ecclestone	250,000	$ 0.25	7/11/2016
Andrew Ecclestone	600,000	$ 0.05	2/03/2019
Fred Burstein	250,000	$ 0.25	7/11/2016
Fred Burstein	600,000	$ 0.09	2/28/2016
Fred Burstein	600,000	$ 0.05	2/03/2019

Item 12.  Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2014.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	None (1)	$ —	600,000 (3)

Equity compensation plans not approved by security holders	3,272,767 (2)	$ 0.57	—

TOTAL	3,272,767	$ 0.57	600,000

___________________

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under our 1999 Equity Compensation Plan.

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under our 1999 Equity Compensation Plan.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information, as of September 28, 2014 concerning the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the Company’s Common Stock; (ii) each Director; (iii) the Company’s Chief Executive Officer; and (iv) all directors and executive officers of the Company as a group.  To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

	Shares Beneficially Owned (1)
Name and Address of Beneficial Owner(2)	Number	Percent of Class

Anthony Silverman	2,404,380	13.0%
Fred Burstein (5)	1,479,151	7.4%
Andrew Ecclestone (3)	850,000	4.4%
Donald Schreifels (4)	3,299,500	16.0%
Kimberly Conley	52,000	0.3%
Executive officers as a group	2,381,151	11.4%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right.  Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.  The amounts and percentages are based upon 19,416,636 shares of common stock outstanding as of September 28, 2014 for Andrew Ecclestone and 20,016,636 for Fred Burstein.

(2)

The address of each of the beneficial owners is as follows:   Anthony Silverman, 7625 East Via Del Reposo, Scottsdale, Arizona 85258; Fred Burstein, 36508 N 15th Lane, Phoenix, AZ 85086; Andrew Ecclestone 36508 N 15th Lane, Phoenix, AZ 85086. Donald Schreifels 6900 Wedgewood Road N., Suite 340 Maple Grove, Minnesota, 55311; Kimberly Conley, 36508 N 15th Lane, Phoenix, AZ 85086

(3)	Includes 850,000 shares of common stock underlying warrants that were exercisable on September 28, 2014 or within 60 days thereafter.

(4)	Includes 69,500 shares of common stock owned by spouse, and a warrant to purchase an additional two million shares that were exercisable on September 28, 2014 or within 60 days thereafter.

(5)	Includes 1,450,000 shares of common stock underlying warrants that were exercisable on September 28, 2014 or within 60 days thereafter.

Item 13.  Certain Relationships And Related Transactions, and Director Independence.

The Company did not have any transactions during fiscal years 2014 and 2013 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $120,000.

Director Independence

During the year ended June 30, 2014 our directors were Fred Burstein and Andrew Ecclestone. Only Mr. Burstein would be considered “independent”.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2014 and 2013 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		June 30, 2014	June 30, 2013

(i)	Audit Fees	$ 12,500	$ 12,500
(ii)	Audit Related Fees	—	—
(iii)	Tax Fees	—	—
(iv)	All Other Fees	—	—

Audit Committee Pre-Approval Policies and Procedures

The entire board of directors acts as the Company’s Audit Committee. The Audit Committee does not have a financial expert serving on its committee at this time due to the size and nature of the Company.

All audit and non-audit services are pre-approved by the Audit Committee, which consists of the members of the board of directors which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm.  The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies.  The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.  The Audit Committee has considered the role of MaloneBailey, LLP  in providing services to us for the fiscal year ended June 30, 2014 and has concluded that such services are compatible with such firm’s independence.

PART IV

Item 15. Exhibits.

The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description	By Reference from Document	No. In Document

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934 by Andrew Ecclestone	*	—
31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934 by Kimberly Conley	*	—
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Andrew Ecclestone	*	—
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kimberly Conley	*	—
101	Interactive Data Files of Financial Statements and Notes	**	—

___________________

*	Filed herewith.
**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Esio Water & Beverage Development Corp.

/s/ Andrew Ecclestone

Andrew Ecclestone, President and Chief Executive Officer

(Principal Executive Officer)

Dated:  October 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Fred Burstein	Director	October 14, 2014
Fred Burstein

/s/ Kimberly Conley	Chief Financial Officer	October 14, 2014
Kimberly Conley	(Principal Financial Officer)

/s/ Andrew Ecclestone	Chief Executive Officer and Director	October 14, 2014
Andrew Ecclestone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Esio Water & Beverage Development Corp.

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Esio Water & Beverage Development Corp. and its subsidiaries (a development stage company) (collectively, the “Company”) as of June 30, 2014 and 2013 and the related consolidated statements of expenses, shareholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Esio Water & Beverage Development Corp. and its subsidiaries as of June 30, 2014 and 2013 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/S/ MALONEBAILEY, LLP

MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

October 14, 2014

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$146,086	$280,903
Prepaid expenses	7,371	9,375

Total current assets	153,457	290,278

Total Assets	$153,457	$290,278

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$466	$2,095
Accrued liabilities	5,760	5,760

Total current liabilities	6,226	7,855

Total Liabilities	6,226	7,855

Commitments:	—	—

Stockholders’ equity (deficit):
Common stock, $.005 par value 200,000,000 authorized; 18,566,636 issued and outstanding as of June 30, 2014 and 2013	92,833	92,833
Additional paid in capital	14,968,014	14,908,054
Accumulated deficit prior to reentering the development stage	(11,160,829)	(11,160,829)
Deficit accumulated in the development stage	(3,752,787)	(3,557,635)

Total stockholders’ equity (deficit)	147,231	282,423

Total liabilities and stockholders’ equity (deficit)	$153,457	$290,278

The accompanying notes are an integral part of these consolidated financial statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	June 30,
	2014	2013

Costs and Expenses
General and administrative	$123,192	$360,949
Directors fees	71,960	12,000
Impairment expense	—	532,056
Operating loss	195,152	905,005

Net loss from operations	(195,152)	(905,005)

Other Income (Expense)
Interest expense	—	(733,554)
	—	(733,554)

Provision for income taxes	—	(50)

Net Loss	$(195,152)	$(1,638,609)

Basic and diluted loss per share	$(0.01)	$(0.09)

Basic and diluted weighted average common shares outstanding	18,566,636	18,222,741

The accompanying notes are an integral part of these consolidated financial statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock		Treasury Stock		Additional Paid in	Accumulated Deficit Prior to rentering Development	Deficit Accumulated Since Reentering the Development February 5,
	Shares	Amount	Shares	Amount	Capital	Stage	2008	Total

Balance at June 30, 2012	15,490,016	$77,450	—	$—	$13,944,172	$(11,160,829)	$(1,919,026)	$941,767

Cash paid for the cancellation of an option	—	—	—	—	(15,000)	—	—	(15,000)

Shares issued for conversion of notes payable and accrued interest	2,656,620	13,283	—	—	650,874	—	—	664,157

Warrants issued as a sweetener for early conversion	—	—	—	—	168,177	—	—	168,177

Warrants issued for services	—	—	—	—	69,931	—	—	69,931

Shares issued for cash	520,000	2,600	—	—	127,400	—	—	130,000

Finders fees	—	—	—	—	(13,000)	—	—	(13,000)

Repurchase of shares issued for cash	(100,000)	(500)	—	—	(24,500)	—	—	(25,000)

Net loss	—	—	—	—	—	—	(1,638,609)	(1,638,609)

Balance at June 30, 2013	18,566,636	92,833	—	—	14,908,054	(11,160,829)	(3,557,635)	282,423

Stock based compensation	—	—	—	—	59,960	—	—	59,960

Net loss	—	—	—	—	—	—	(195,152)	(195,152)

Balance at June 30, 2014	18,566,636	$92,833	—	$—	$14,968,014	$(11,160,829)	$(3,752,787)	$147,231

The accompanying notes are an integral part of these consolidated financial statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(195,152)	$(1,638,609)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock based compensation	59,960	152,308
Amortization of intangilbes	—	40,056
Amortization and depreciaton	—	46,146
Amortization of beneficial conversion feature	—	597,703
Financing expense due to sweetener for conversion of debt	—	85,800
Impairment expense	—	532,056
Changes in Assets and Liabilities:
Prepaid expenses	2,004	(7,033)
Accounts payable	(1,629.00)	(21,860)
Accounts payable-related party	—	(2,027)
Accrued liabilities	—	3,905
Net cash used by operating activities	(134,817)	(211,555)

Cash flows from investing activities:
Purchase of intangible asset	—	(225,000)
Net cash provided by (used) by investing activities	—	(225,000)

Cash flows from financing activities:
Proceeds from sale of common stock	—	117,000
Disbursement for repurchase of common stock	—	(25,000)
Cash paid for the cancellation of an option	—	(15,000)
Net cash provided by financing activities	—	77,000
Net change in cash and cash equivalents	(134,817)	(359,555)
Cash and cash equivalents at beginning of year	280,903	640,458
Cash and cash equivalents at end of period	$146,086	$280,903

Supplemental Disclosures:
Cash paid for income taxes	$—	$50
Cash paid for interest	$—	$—
Non Cash Investing and Financing Activities of common stock	$—	$664,157

The accompanying notes are an integral part of these consolidated financial statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Basis of Presentation,  Description of Business and Principles of Consolidation

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis as of June 30, 2014 and 2013.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2014 and 2013.

Income (Loss) Per Share:

Diluted income (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Potentially dilutive securities are options and warrants that are exercisable into common stock and convertible notes payable.  Dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share.  At June 30, 2014 and 2013, there were options and warrants outstanding to purchase 11,426,245 and 10,872,765, respectively, shares of the Company’s common stock. At June 30, 2014 and 2013, there were no potentially dilutive securities included in the calculation as their effect was anti-dilutive.

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements as follows:

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic and diluted loss per share
For the year ended June 30, 2014	$(195,152)	18,566,636	$(0.01)

For the year ended June 30, 2013	$(1,638,609)	18,222,741	$(0.09)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted.  In the year ended August 31, 2014, the Company elected to early adopt ASU 2014-10 and removed the inception to date information and all reference to development stage.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On November 1, 2012 we entered into the Second Amendment to Regional Development Deposit Agreement with ESIO Franchising, LLC which delayed the dates which we must purchase our second and subsequent regional developer areas from EFC for an additional three months from November 1, 2012. The expiration dates for the five regional areas commenced on February 1, 2013 with the next region option expiring every 3 months thereafter through December 1, 2013. We paid $25,000 to EFC for this region option extension, of which $22,500 was to be credited against the purchase price of a region we acquired from EFC, and the balance of $2,500 related to legal fees for the agreement. In addition, we had an option to purchase Regional Development Franchises in the following Optioned Areas in the State of California: San Francisco, CA –Bay Area and Eureka; Sacramento, CA and Chico, Reno, Nevada; Orange County, CA; San Diego and Imperial, California; and Northwest Los Angeles, CA – Ventura to San Luis Obispo. The option period for each of the optioned areas in the State of California commenced on June 25, 2012, with the effective registration of the 2012 Franchise Disclosure Document with the state of California (“the Registration Date”) and expired June 25, 2013.

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

Note 5 – Income Taxes

As of June 30, 2014 and 2013 deferred tax assets consist of the following:

	2014	2013

Federal loss carryforwards	$3,275,423	$3,228,106
State loss carryforwards	127,295	131,686
Other	—	—
	3,402,718	3,359,792
Less: valuation allowances	(3,402,718)	(3,359,792)
	$—	$—

The Company has established a valuation allowance equal to the full amount of the deferred tax assets primarily because of uncertainty in the utilization of net operating loss carryforwards.

As a result of stock ownership changes, the Company’s ability to utilize net operating losses in the future could be limited, in whole or part, under Internal Revenue Code.  As of June 30, 2014 the Company’s federal and state net operating loss carryforwards were $9,358,352 and $1,591,186, respectively, and expire through 2034.

The Company’s tax expense differed from the statutory rate primarily due to the change in the deferred tax asset valuation allowance.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity

At June 30, 2014 and 2013 the Company has 200,000,000 shares of Common Stock with a par value of $.005 authorized. At June 30, 2014 and 2013, there were 18,566,636  shares are issued and outstanding. There are also authorized 10,000,000 shares of preferred stock, par value $.01, none of which are issued and outstanding.

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

During the year ended June 30, 2013 we received proceeds of $130,000 from the sale of 520,000 Units in a private placement. The Units consisted of one share and a warrant to purchase an additional share at $.75. In connection with the private placements we paid finders’ fees of $13,000. In May 2013, the Company refunded one of the investors $25,000 and cancelled the 100,000 shares units issued.

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

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model. The assumptions used at that the time of the most recent issuances were as follows:

Year Ended
June 30,
2012

Expected volatility	304%
Risk-free interest rate	1.5%
Expected dividends	0%
Expected lives (in years)	5

The weighted average fair value at date of grant for options granted during the year ended June 30, 2014 was $.05. There were no options issued under the plan during the year ended June 30, 2014 or 2013.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity of options under the plan and non-statutory options granted outside the plan follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at June 30, 2012	3,197,287	0.28
Granted	—	—
Exercised	—	—
Expired	(480,000)	0.25
Forfeited	—	—
Outstanding at June 30, 2013	2,717,287	0.28
Granted	1,200,000	0.05
Exercised	—	—
Expired	(394,520)	0.81
Forfeited	—	—
Outstanding at June 30, 2014	3,522,767	$0.14

Additional information about outstanding options to purchase the Company’s common stock as of June 30, 2014 is as follows:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
	Number	Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Price	Shares	Life (Years)	Price	Value	Shares	Life (Years)	Price	Value

$0.51-$0.43	320,000	1.50	$0.47	$—	320,000	1.50	$0.47	$—
$0.16-$0.13	152,767	3.04	$0.02	$—	152,767	3.04	$0.15	$—
$0.25	750,000	2.03	$0.25	$—	750,000	2.03	$0.25	$—
$0.09	1,100,000	1.66	$0.09	$—	1,100,000	1.66	$0.09	$—
$0.05	1,200,000	4.60	$0.05	$—	1,200,000	4.60	$0.05	$—
	3,522,767				3,522,767

The Company recognized stock based compensation expense of $59,960 during the year ended June 30, 2014 in relation to 1,200,000 options issued outside of the plan for options issued to two directors of the Company. The options were granted to directors on February 3, 2014 and are exercisable at $0.05 for 5 years.

Non-Employee Stock Options and Warrants:

As of June 30, 2014 the Company has warrants outstanding that were issued primarily in connections with financing arrangements and consulting services. Activity relative to these warrants for the year ended June 30, 2014 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Warrants outstanding - June 30, 2012	4,045,000	$0.71
Granted	4,625,478	0.75
Expired	(515,000)	0.41
Warrants outstanding - June 30, 2013	8,155,478	$0.75
Granted	—	—
Expired	—	—
Warrants outstanding - June 30, 2014	8,155,478	$0.75

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

All the warrants outstanding as of June 30, 2014 are exercisable.

Note 7 – Commitments

The Company leased office space on a month to month basis at the rate of $300 per month from September 2012 through August 2013. Included in general and administrative expense at June 30, 2014 and 2013 is $600 and $3,000, respectively, for rent expense.