Form 10-Q
period 2014-09-30
Esio Water & Beverage Development Corp.
filed 2014-11-14
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2014 the issuer had 18,566,636 shares of Common Stock outstanding, par value $.005 per share.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2014	2014

ASSETS

Current assets:
Cash and cash equivalents	$118,125	$146,086
Prepaid expenses	4,569	7,371

Total current assets	122,694	153,457

Total Assets	$122,694	$153,457

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$466	$466
Accrued liabilities	5,760	5,760

Total current liabilities	6,226	6,226

Total Liabilities	6,226	6,226

Commitments:	—	—

Stockholders’ equity (deficit):
Common stock, $.005 par value 200,000,000 authorized; 18,566,636 issued and outstanding as of September 30, 2014 and June 30, 2014	92,833	92,833
Additional paid in capital	14,968,014	14,968,014
Accumulated deficit	(14,944,379)	(14,913,616)

Total stockholders’ equity (deficit)	116,468	147,231

Total liabilities and stockholders’ equity (deficit)	$122,694	$153,457

The Accompanying Notes are an Integral Part of the Unaudited Financial Statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,
	2014	2013

Costs and Expenses
General and administrative	$27,763	$35,405
Directors fees	3,000	3,000
Operating loss	30,763	38,405

Net loss from operations	(30,763)	(38,405)

Net Loss	$(30,763)	$(38,405)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	18,566,636	18,566,636

The Accompanying Notes are an Integral Part of the Unaudited Financial Statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(30,763)	$(38,405)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Changes in Assets and Liabilities:
Prepaid expenses	2,802	6,454
Accounts payable	—	1,402
Net cash used by operating activities	(27,961)	(30,549)

Cash flows from investing activities:	—	—

Cash flows from financing activities:	—	—

Net change in cash and cash equivalents	(27,961)	(30,549)
Cash and cash equivalents at beginning of year	146,086	280,903
Cash and cash equivalents at end of period	$118,125	$250,354

Supplemental Disclosures:
Cash paid for income taxes	$—	$50
Cash paid for interest	$—	$—
Non Cash Investing and Financing Activities	$—	$—

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Esio Water & Beverage Development Corp. and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three months ended September 30, 2014, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

In the year ended June 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (i) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses; (ii) obtaining funding from outside sources through the sale of its debt and/or equity securities; and (iii) completing  a acquisition of an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

Overview

This quarterly report on Form 10-Q covers the quarterly period ended September 30, 2014.  The Company has no operating business and is, in effect, a “shell” company with no significant liabilities and minimal cash. In April 2012 we had entered into a Regional Development Deposit Agreement with Esio Franchising, LLC (“ESIO”) with the intent of marketing and servicing ESIO’s multi-serve beverage dispensing systems and beverage products for use in the home and office. In August 2012 we paid the balance due on the purchase price of the first Regional Franchise Area for the Dallas/Ft. Worth region and entered into 3 franchise agreements with EFL. In February 2013 EFL and its parent, Esio Holding Company, LLC (“EHC”), filed a Chapter 11 bankruptcy petition in U.S. Bankruptcy Court, district of Arizona (Phoenix). On August 15, 2013 the Chapter 11 petition was converted to a Chapter 7 petition. EFL’s conversion to a Chapter 7 petition made it unlikely that we would be able to develop our Dallas/Ft. Worth franchises in the future. As such, we were not successful in this endeavor and continue to seek to acquire or merge with an operating company.

Our board of directors currently are looking for a private company that it can merge with or acquire and that has an operating business that will help increase shareholder value.  (See “Subsequent Event” below.)

Current Business Strategy

The Board has determined to maintain the Company as a public “shell” corporation, which will seek suitable business combination opportunities.  The Board believes that a business combination with an operating company has the potential to create greater value for the Company’s stockholders than a liquidation or similar distribution. (See “Subsequent Event” below.)

Effect of Status as a “Shell” Company

Because we are a shell company as defined under the Rules of the Securities and Exchange Commission, we are disqualified from using a short form of registration statement (S-8) for the issuance of employee stock options. Furthermore, holders of restricted securities issued while we were or are a shell company may not re-sell them pursuant to SEC Rule 144 for a period of one year after we cease to be a shell and have filed the necessary report with the SEC to that effect. However, holders of the Company’s restricted securities for one year may re-sell the securities pursuant to Section 4(a)(1) of the Securities Act of 1933. (See “Subsequent Event” below.)

Plan of Operation

Currently, the Company’s business objective is to locate a suitable business combination opportunity. The Company does not currently engage in any business activities that generate cash flow. As of September 30, 2014 we had approximately $118,000 in cash. We believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next twelve months. However, if our efforts are unsuccessful within that time period, we will have to seek additional funds. (See “Subsequent Event” below.)

During the next 12 months we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports;

(ii)	Officer and director’s fees and, insurance, consulting fees; and

(iii)	Investigating and/or consummating an acquisition.

We believe we will be able to meet these costs through use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, the Company may be unable to fund its operations.  Accordingly, the Company’s financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company’s operations. As a result, the Company’s independent registered public accounting firm has issued going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2014.

Critical Accounting Policies

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2014.

General and Administrative Expenses

For the three months ended September 30, 2014 and 2013 we have recorded operating expenses of $30,763 and $38,405, respectively, which includes directors’ fees of $3,000 at September 30, 2014 and 2013.

Our operating expenses in the current and prior fiscal year consist primarily of legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity.

Net Loss

For the three months ended September 30, 2014 and 2013, we have reflected net loss of $30,763 and $38,405, respectively.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 2-A

On October 15, 2014 the Company into a non-binding Letter of Intent with iMetabolic, Inc., a Nevada corporation (“iMet”). The Letter of Intent provides the basic terms for ESIO to acquire iMet pursuant to a share exchange (the “Exchange”) whereby ESIO will issue 60,000,000 shares of its common stock to the shareholders of iMet on a prorate basis. The Letter of Intent contemplates closing the Exchange before November 30, 2014, subject to completion of the parties’ due diligence review and iMet’s audit and the approval of iMet’s shareholders.  The Letter of Intent also contemplates a change in the composition of the Company’s Board of Directors and officers.

iMet has formulated a group of specially designed weight reducing supplements, including pills, food sticks, powders and drinks. These products are based upon and refined from products previously sold by iMet’s licensor, Dr. Kent Sasse. Dr. Sasse has a national reputation as an expert on weight reduction and weight reduction surgery.

Upon the filing with the SEC of an appropriate Form 8-K after the closing of the Exchange, the Company will cease to be a “shell company’ as defined by SEC Rule 144.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   Our principal executive and financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended September 30, 2014 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

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

Dated:  November 14, 2014

By  /s/ Andrew Ecclestone

Andrew Ecclestone

President and Chief Executive Officer

Dated:  November 14, 2014

By  /s/ Kimberly A Conley

Kimberly A Conley

Chief Financial Officer