Form 10-Q
period 2014-12-31
Esio Water & Beverage Development Corp.
filed 2015-02-17
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 17, 2015 the issuer had 18,766,636 shares of Common Stock outstanding, par value $.005 per share.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2014	2014

ASSETS

Current assets:
Cash and cash equivalents	$94,635	$146,086
Prepaid expenses	5,161	7,371

Total current assets	99,796	153,457

Total Assets	$99,796	$153,457

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$466	$466
Accrued liabilities	5,760	5,760

Total current liabilities	6,226	6,226

Total Liabilities	6,226	6,226

Commitments:	—	—

Stockholders’ equity (deficit):
Common stock, $.005 par value 200,000,000 authorized; 18,566,636 issued and outstanding as of December 31, 2014 and June 30, 2014	92,833	92,833
Additional paid in capital	14,968,014	14,968,014
Accumulated deficit	(14,967,277)	(14,913,616)

Total stockholders’ equity (deficit)	93,570	147,231

Total liabilities and stockholders’ equity (deficit)	$99,796	$153,457

The Accompanying Notes are an Integral Part of the Unaudited Financial Statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013

Costs and Expenses
General and administrative	$20,898	$35,812	$48,661	$71,217
Directors fees	2,000	3,000	5,000	6,000
Operating loss	22,898	38,812	53,661	77,217

Net loss from operations	(22,898)	(38,812)	(53,661)	(77,217)

Net Loss	$(22,898)	$(38,812)	$(53,661)	$(77,217)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	18,566,636	18,566,636	18,566,636	18,566,636

The Accompanying Notes are an Integral Part of the Unaudited Financial Statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(53,661)	$(77,217)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Changes in Assets and Liabilities:
Prepaid expenses	2,210	1,894
Accounts payable	—	(1,629)
Net cash used by operating activities	(51,451)	(76,952)

Cash flows from investing activities:	—	—

Cash flows from financing activities:	—	—

Net change in cash and cash equivalents	(51,451)	(76,952)
Cash and cash equivalents at beginning of year	146,086	280,903
Cash and cash equivalents at end of period	$94,635	$203,951

Supplemental Disclosures:
Cash paid for income taxes	$—	$50
Cash paid for interest	$—	$—
Non Cash Investing and Financing Activities	$—	$—

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Esio Water & Beverage Development Corp. and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three and six months ended December 31, 2014, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Effect of Status as a “Shell” Company

Because we are a shell company as defined under the Rules of the Securities and Exchange Commission, we are disqualified from using a short form of registration statement (S-8) for the issuance of employee stock options. Furthermore, holders of restricted securities issued while we were or are a shell company may not re-sell them pursuant to SEC Rule 144 for a period of one year after we cease to be a shell and have filed the necessary report with the SEC to that effect. However, holders of the Company’s restricted securities for one year may re-sell the securities pursuant to Section 4(a)(1) of the Securities Act of 1933. (See “Item 2-A”)

Plan of Operation

Currently, the Company’s business objective is to locate a suitable business combination opportunity. The Company does not currently engage in any business activities that generate cash flow. As of December 31, 2014 we had approximately $94,000 in cash. We believe this will be sufficient to fund the costs of investigating and analyzing a suitable business combination or to fund general and administrative expenses for the next twelve months. However, if our efforts are unsuccessful within that time period, we will have to seek additional funds. (See “Subsequent Event” below.)

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

General and Administrative Expenses

For the three months ended December 31, 2014 and 2013 we have recorded operating expenses of $22,898 and $38,812, respectively, which includes directors’ fees of $2,000 and $3,000 at December 31, 2014 and 2013.

For the six months ended December 31, 2014 and 2013 we have recorded operating expenses of $53,661 and $77,217, respectively, which includes directors’ fees of $5,000 and $6,000 at December 31, 2014 and 2013.

Our operating expenses in the current and prior fiscal year consist primarily of legal and accounting fees, and other costs associated with maintaining the company as a publicly traded entity.

Net Loss

For the three months ended December 31, 2014 and 2013, we have reflected net loss of $22,898 and $38,812, respectively.

For the three months ended December 31, 2014 and 2013, we have reflected net loss of $53,661 and $77,217, respectively.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 2-A

On October 15, 2014 the Company into a non-binding Letter of Intent with iMetabolic, Inc., a Nevada corporation (“iMet”). The Letter of Intent provides the basic terms for ESIO to acquire iMet pursuant to a share exchange (the “Exchange”) whereby ESIO will issue 60,000,000 shares of its common stock to the shareholders of iMet on a prorate basis. The Letter of Intent originally contemplated closing the Exchange before November 30, 2014, subject to completion of the parties’ due diligence review and iMet’s audit and the approval of iMet’s shareholders.  The Letter of Intent also contemplates a change in the composition of the Company’s Board of Directors and officers.

Effective December 31, 2014 an Agreement of Exchange and Plan of Reorganization was executed by the Company and iMet (the “Exchange Agreement”).  The Exchange Agreement contains all of the material terms of the Letter of Intent.  The Exchange Agreement contemplated closing on or before January 31, 2015: that date has been amended to March 16, 2015.  The closing of the Exchange Agreement is conditioned on several events, including iMet producing the audited annual and unaudited quarterly financial statements required by the SEC. Therefore, there is no assurance the Exchange Agreement will be closed and iMet thereby acquired.

iMet has developed the following four new products to be marketed in the short-term:

*  A new product concept to be marketed under the name iMetabolic “Catalyst”, which is intended to provide the essential vitamins and plant compounds that are necessary to aid in metabolic functions. Such ingredients include broad spectrum B-Complex Vitamins, as well as Green Tea Extract and Resveratrol (polyphenols).

*  A new product concept to be marketed under the name iMetabolic “Mini-Meal”, which is intended to provide the essential whey protein isolate intake for a person who is on a four-to-five meal per day diet or needs a snack that will act as  a low-calorie, high nutritional  value appetite suppressant.

*  A new product concept to be marketed under the name iMetabolic “Multi-Pro”, which is intended to provide the essential broad- spectrum vitamins and minerals that are typically marketed as “multi-vitamin supplements”; however, this product is specifically tailored to dovetail with the “Catalyst” so as to virtually eliminate the duplicate consumption of overlapping ingredients that routinely plagues supplement users.

*  A new product concept to be marketed under the name iMetabolic “BittX”. This product is premised on the scientific theory that modern horticulture and food producers have systematically promoted foods that are sweet or lack bitterness, which is the flavor typically associated with foods that have the greatest health benefits. Accordingly, this product is intended to reform the body’s disposition toward bitter foods in a subtle, inoffensive way.

iMet believes its current four products can be successfully market through the use of infomercials and has made progress with identifying a creator and producer for an infomercial to sell the products.  However, there is no assurance iMet’s infomercial marketing strategy will be successful.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   Our principal executive and financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the quarter ended December 31, 2014 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent Event - In February 2015 the Company sold 200,000 restricted shares of its common stock to one non-affiliated Accredited Investor for $10,000 cash. This offer and sale was conducted pursuant to SEC Rule 506 without public solicitation and without payment of any brokerage commission.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit Number	Description	By Reference from Document	No. In Document

10.1	Agreement of Share Exchange and Plan of Reorganization with iMetabolic Corp.	*	—

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*	—

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*	—

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*	—

101	Interactive Data Files of Financial Statements and Notes	**	—

___________________

*	Filed herewith.
**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

Dated:  February 17, 2015

By  /s/ Andrew Ecclestone

Andrew Ecclestone

President and Chief Executive Officer

Dated:  February 17, 2015

By  /s/ Kimberly A Conley

Kimberly A Conley

Chief Financial Officer