Form 10-K/A
period 2014-06-30
Esio Water & Beverage Development Corp.
filed 2015-03-18
CIK 836937

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

At September 29, 2014, the issuer had outstanding 18,566,636 shares of Common Stock, par value $.005 per share.

TABLE OF CONTENTS

Page

EXPLANATORY NOTE	1

Item 9A. Controls and Procedures.	1

Item 15. Exhibits.	2

Signatures	3

Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934	Exh 31.1

Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934	Exh 31.2

Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exh 32.1

Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exh 32.2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2014 of Esio Water & Beverage Development Corp. (the “Company”), as filed by the Company with the Securities and Exchange Commission on October 14, 2014 (the “Form 10-K”), and is being filed to amend Item 9A of the Form 10-K solely for the purpose of including the framework used to evaluate the effectiveness of the internal control pursuant to Item 308(a)(2) of Regulation S-K that was inadvertently omitted from the Form 10-K. In addition, this Amendment No.1 on Form 10-K/A also includes certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC, including Rule 12b-15. Except as set forth in Item 9.A below and filing of related certifications, no other changes are made to the Form 10-K. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K, nor does it modify or update in any way the disclosures contained in the Form 10-K, including the Company’s financial statements and the footnotes thereto. Accordingly, this Amendment should be read in conjunction with the Form 10-K. The information on the facing page is as of the date of the filing of the Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2014, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 15. Exhibits.

The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-K/A.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934 by Andrew Ecclestone

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a)(5) of the Securities Exchange Act of 1934 by Kimberly Conley

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Andrew Ecclestone

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kimberly Conley

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Esio Water & Beverage Development Corp.

/s/ Andrew Ecclestone

Andrew Ecclestone, President and Chief Executive Officer

(Principal Executive Officer)

Dated:  March 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Fred Burstein	Director	March 18, 2015
Fred Burstein

/s/ Kimberly Conley	Chief Financial Officer	March 18, 2015
Kimberly Conley	(Principal Financial Officer)

/s/ Andrew Ecclestone	Chief Executive Officer and Director	March 18, 2015
Andrew Ecclestone