Form 10-Q
period 2015-03-31
Esio Water & Beverage Development Corp.
filed 2015-05-20
CIK 836937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  001-13621

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(Exact name of Registrant as specified in its charter)

Nevada	13-3465289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3495 Lakeside Drive, Suite 205

Reno, Nevada 89509

(Address of principal executive offices, including zip code)

775-829-7999

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of May 20, 2015, the issuer had 78,766,636 shares of Common Stock outstanding, par value $.005 per share.

1

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

AND SUBSIDIARIES

(Formerly iMetabolic Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,290	$5,912

Total current assets	107,290	5,912

TOTAL ASSETS	$107,290	$5,912

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$21,039	$12,000
Accrued liabilities	5,760	—
Due to Shareholder	100	—

Total current liabilities	26,899	12,000

Total Liabilities	$26,899	$12,000

Commitments	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.005 par value 200,000,000 authorized: 78,766,636 and 23,400,000 issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	393,833	117,000
Additional paid-in capital	(285,405)	(110,250)
Accumulated deficit	(28,037)	(12,838)

Total stockholders’ equity (deficit)	80,391	(6,088)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$107,290	$5,912

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

AND SUBSIDIARIES

 (Formerly iMetabolic Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

COSTS AND EXPENSES:
General and administrative	$5,412	$3,042	$14,149	$9,796
Professional fees	1,050	—	1,050	—

Operating loss	6,462	3,042	15,199	9,796

Net loss from operations	(6,462)	(3,042)	(15,199)	(9,796)

NET LOSS	$(6,462)	$(3,042)	$(15,199)	$(9,796)

BASIC AND DILUTED PER SHARE DATA:
Net Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	63,127,773	23,400,000	60,893,794	23,400,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

AND SUBSIDIARIES

(Formerly iMetabolic Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	For the Nine Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,199)	$(9,796)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Prepaid expenses	4,662	—
Accounts payable	6,000	9,000

Net Cash Used In Operating Activities	(4,537)	(796)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from Esio in reverse merger	89,615	—
Net Cash Provided By (Used In) Investing Activities	89,615	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	7,200	—
Proceeds from contributed capital	9,100	6,750

Net Cash Provided By Financing Activities	16,300	6,750

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,763	5,954
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,912	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$107,290	$5,954

SUPPLEMENTAL DISCLOSURES:
Net asset loss assumed in reverse merger	4,237	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Going Concern

Esio Water & Beverage Development Corp. (the “Company”) was incorporated in Nevada in June 1988 as Richard Barrie Fragrances, Inc. Over the years, the Company changed its name several times, most recently from Tempco, Inc. to Esio Water & Beverage Development Corp. The consolidated financial statements include the accounts of Esio Water & Beverage Development Corp. and its wholly-owned subsidiaries Net Edge Devices, LLC, an Arizona Limited Liability Company, and iMetabolic Corp, (“IMET”) a Nevada Corporation (collectively, the “Company”).

On March 16, 2015, the Company issued to the IMET 16 shareholders of record an aggregate of 60,000,000 shares, or 76.2% of the Company’s common stock. Prior to the close of the reverse merger, IMET had 10,000,000 common shares outstanding immediately prior to the merger and net liabilities of $20,500. Prior to closing, the Company had 18,566,636 shares outstanding and net assets of $85,378, of which $89,615 was cash and $4,237 was non-cash.

As a result of the closing of this transaction, IMET is now a wholly owned subsidiary of the Company and its business and operations represent those of the Company.

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of the Company with IMET considered the accounting acquirer, and the financial statements of the accounting acquirer become the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 60,000,000 common shares issued to the shareholders of IMET in conjunction with the share exchange transaction have been presented as outstanding for all periods.

Interim Financial Statements

The accompanying condensed consolidated financial statements of Esio Water & Beverage Development Corp. and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three and nine month periods ended March 31, 2015, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Note 2 - Current Liability

Shareholder advanced $100 to Company to cover a deficit in the Company’s checking account.

Note 3 - Stockholders’ Equity (Deficit)

On July 1, 2014, the Company issued 36,600,000 shares of its common stock for cash of $6,200.

As part of the reverse merger, 18,566,636 shares were retained by the Esio shareholders.

At the close of the reverse merger, the Company issued 200,000 shares of common stock for cash of $1,000.

During the nine months ended March 31, 2015, shareholders contributed $9,100 to the Company for working capital needs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, and with our audited financial statements included in our Form 10-K for the year ended June 30, 2014, filed with the Securities and Exchange Commission (“SEC”) on October 14, 2014.

Overview

This quarterly report on Form 10-Q covers the quarterly period ended March 31, 2015.   In April 2012, we had entered into a Regional Development Deposit Agreement with Esio Franchising, LLC (“ESIO”) with the intent of marketing and servicing ESIO’s multi-serve beverage dispensing systems and beverage products for use in the home and office. In August 2012, we paid the balance due on the purchase price of the first Regional Franchise Area for the Dallas/Ft. Worth region and entered into 3 franchise agreements with EFL. In February 2013, EFL and its parent, Esio Holding Company, LLC (“EHC”), filed a Chapter 11 bankruptcy petition in U.S. Bankruptcy Court, district of Arizona (Phoenix). On August 15, 2013 the Chapter 11 petition was converted to a Chapter 7 petition. EFL’s conversion to a Chapter 7 petition made it unlikely that we would be able to develop our Dallas/Ft. Worth franchises in the future. As such, we were not successful in this endeavor and continued to seek to acquire or merge with an operating company.

On August 26, 2013, Mr. Silverman resigned all his positions with the Company because of health concerns.  On August 26, 2013, Mr. Ecclestone was appointed Chief Executive Officer upon Mr. Silverman’s resignation.

Acquisition of iMetabolic Corp.

On December 31, 2014, we entered into an Agreement of Share Exchange and Plan of Reorganization (the “Share Exchange Agreement”) and consummated a share exchange (the “Share Exchange”) with iMetabolic Corp. (“IMET”), a Nevada corporation.  The Effective Date of the transaction was March 16, 2015 (the “Effective Date”) and resulted in the acquisition of IMET (the “Acquisition”).  Pursuant to the terms of the Share Exchange Agreement, we acquired all of the outstanding capital stock of IMET from the 16 IMET shareholders for an aggregate of 60,000,000 shares, or 76.2% of the Company’s common stock.

As a result of the Share Exchange Agreement, the IMET shareholders transferred all their interest in IMET to the Company and, as a result, IMET became a wholly owned subsidiary of the Company.

As a further condition of the Share Exchange Agreement, the then current officers of the Company resigned on March 16, 2015 and Mark W. Conte was appointed President, CEO and a director of the Company, Kevin J. Pikero as CFO, Treasurer, Secretary, and a director and Andrew D. Smith as a director.

The IMET acquisition is discussed more fully in the Form 8-K we filed with the SEC on March 20, 2015. Included as an exhibit to that Form 8-K is a copy of the Share Exchange Agreement.

IMET Products

IMET was  formed on July 1, 2013 for the purpose of marketing products under the brand “iMetabolic” that were previously being sold by the brand’s licensor, International Metabolic Institute LLC (“IMI”), as well as to develop new products that would be specifically suited for a national marketing plan.  IMI transferred certain product and trademark rights to IMET on July 22, 2013 (the “License”).  The License was amended on March 16, 2015 to clarify IMET’s and IMI’s future rights. See “IMET License Agreement” below. The mission of IMET is to build upon preexisting brand equity and the expert copy and other literature authored by Dr. Kent Sasse as applied to the national launch of products with extraordinary profitability and novel market appeal.

A pre-existing line of five (5) soft-bound books authored by the founder of the iMetabolic brand, Dr. Kent Sasse, is available for sale under the brand “A Sasse Guide” on both the www.imetabolic.com and www.sasseguide.com websites. These books are titled: (i) Life-Changing Weight Loss; (ii) Doctor’s Orders – 101 Medically Proven Tips for Losing Weight; (iii) Outpatient Weight Loss Surgery – Safe and Successful Weight Loss with Modern Bariatric Surgery; (iv) Weight-Loss Surgery – Which One is Right for You?; and (v) After Weight Loss Surgery.  Pursuant to the terms of the License Amendment these books will continue to be the property of and sold by IMI.

A pre-existing line of products, including, but not limited to, proprietary blend meal replacements, dietary specialty foods, and nutraceuticals, have been sold by IMI at IMI’s company store / doctor’s office pursuant to a reservation of rights in the License and online at www.imetabolic.com.  An amendment to the License provides that after IMI has sold all of its inventory existing or ordered on March 16, 2015, IMI will not sell any more products which may be deemed to compete with IMET’s products.

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

*  A new product concept to be marketed under the name iMetabolic “Multi-Pro”, which is intended to provide the essential broad-spectrum vitamins and minerals that are typically marketed as “multi-vitamin supplements;” however, this product is specifically tailored to dovetail with the “Catalyst” so as to virtually eliminate the duplicate consumption of overlapping ingredients that routinely plagues supplement users.

* A new product concept to be marketed under the name iMetabolic “BittX.” This product is premised on the scientific theory that modern horticulture and food producers have systematically promoted foods that are sweet or lack bitterness, which is the flavor typically associated with foods that have the greatest health benefits. Accordingly, this product is intended to reform the body’s disposition toward bitter foods in a subtle, inoffensive way.

We believe IMET’s current four products can be successfully marketed through the use of infomercials and have made progress with identifying a creator and producer for an infomercial to sell the products.  However, there is no assurance IMET’s infomercial marketing strategy will be successful.

We have also investigated using regional distributors for our products and may use them in the future, on a region by region basis as working capital permits.

We believe IMET has located experienced nutrition and supplemental manufacturers who have indicated an interest and an ability to manufacture IMET’s initial four products.  We have received written cost quotations from these manufactures and production timetables, as well.

We are hopeful with IMET’s infomercial filming schedule and product manufacturing schedules that we can successfully begin marketing our products within six months of the closing of the Exchange. However, at this time there is no assurance when any product marketing will actually take place.

IMET License Agreement

IMET entered into a license with IMI, a Nevada limited liability company, on July 22, 2013 (the “License”).  In the License, IMI granted to IMET the exclusive licenses to use, produce, market and sell: (i) five marks (the “Licensed Marks”); (ii) four books written by Dr. Sasse (the “Licensed Content”); and (iii) approximately 150 supplements and foods created and previously sold by IMI (the “Licensed Articles”).  The Licensed Marks include the trademark “iMetabolic”; the domain name “www.imetabolic.com”; the trademark “iMetabolic Catalyst”; and a trademark and domain name related to Dr. Sasse.  The License had a term of three years, commencing on July 1, 2013 (the “Initial Term”), with a provision stating that the term of the License would automatically become perpetual if IMET sold $3.0 Million of Licensed Content or Licensed Articles before July 1, 2016. IMET is to bear all expenses of the creation and sale of the Licensed Content and Licensed Articles.  The License contains other provisions standard in licenses.

In conjunction with closing the Exchange, on March 16, 2015 IMI and IMET executed an amendment to the License (the “License Amendment”). In the License Amendment: (i) IMET returned to IMI all rights to the Licensed Content (Dr. Sasse’s books), the two Dr. Sasse Licensed Marks and all revenues from the sale of the Licensed Articles since July 1, 2013 through the date of closing the Exchange; (ii) the Initial Term was increased from three to four years; (iii) a provision was added stating that after the closing of the Exchange, IMI shall not sell any more of the Licensed Articles or any other products IMET deems as competing with the Licensed Articles; (iv) a provision was added stating that upon reaching the $3.0 Million milestone, IMI shall transfer and or assign to IMET the three remaining Licensed Marks; and (v) a provision was added stating that upon completion of the Initial Term, IMET shall have all rights, obligations, and burdens of enforcing the Licensed Marks.

During 2014, the trademark “iMetabolic” expired at the U.S. Patent and Trademark Office.  In conjunction with the closing of the Exchange, IMI re-applied for that trademark on December 16, 2014.  It is anticipated that the trademark will be granted to IMI in the Summer or Fall of 2015.

RESULTS OF OPERATIONS

General and Administrative Expenses

For the three months ended March 31, 2015 and 2014, we have recorded operating expenses of $6,462 and $3,042, respectively.

Our operating expenses in the prior quarter consist primarily of legal and accounting fees, and other costs associated with maintaining the Company as a publicly traded entity. The prior year quarters’ costs incurred relate to similar legal and accounting fees, and other costs associated with maintaining the Company as a publicly traded entity.

For the nine months ended March 31, 2015 and 2014, we have recorded operating expenses of $15,199 and $9,796 respectively.

Our operating expenses in the prior quarter consist primarily of legal and accounting fees, and other costs associated with maintaining the Company as a publicly traded entity. The prior year quarters’ costs incurred relate to similar legal and accounting fees, and other costs associated with maintaining the Company as a publicly traded entity.

Net Loss

For the three months ended March 31, 2015 and 2014, we have reflected a net loss of $6,462 and $3,042, respectively.

For the nine months ended March 31, 2015 and 2014, we have reflected a net loss of $15,199 and $9,796 respectively.

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

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk - Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not have foreign currency exchange rate or commodity price market risk.

Interest Rate Risk - From time to time we temporarily invest our excess cash in interest-bearing securities issued by high-quality issuers. We monitor risk exposure to monies invested in securities in our financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our condensed consolidated balance sheets and do not represent a material interest rate risk.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  In addition, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this report, the Company is not currently involved in any legal proceedings.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered securities during the quarter have been previously reported, except for the sale of 200,000 restricted shares of common stock to an accredited investor in February 2015 for $10,000 cash without the payment of a commission and without general solicitation.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed herewith.

Exhibit Number	Description

10.1#	Agreement of Share Exchange and Plan of Reorganization dated December 31, 2014 between the Company and iMetabolic Corp.
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

___________________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on March 20, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

Dated: May 20, 2015	By:	/s/ Mark W. Conte
Mark W. Conte President and Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2015	By:	/s/ Kevin J. Pikero
Kevin J. Pikero Chief Financial Officer (Principal Financial and Accounting Officer)

