Form 10-K
period 2015-06-30
Esio Water & Beverage Development Corp.
filed 2015-10-13
CIK 836937

Table of Contents Index to Financial Statements

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number:  001-13621

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

(Exact name of Registrant as specified in its charter)

Nevada	13-3465289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Pringle Way, 8th Floor, Suite 804

Reno, Nevada 89502

(Address of principal executive offices, including zip code)

775-829-7999

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:   None.

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.005 par value	OTC OB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☑

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of December 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $4,862,665 based on the last trading price of the registrant’s common stock of $0.07 as reported on the OTC Bulletin Board on such date.

As of October 13, 2015, the registrant had 78,766,636 shares of its $.005 par value common stock issued and outstanding.

Documents incorporated by reference:  None.

2

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

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

PART I

ITEM 1.	BUSINESS

Overview

In April 2012, we entered into a Regional Development Deposit Agreement with Esio Franchising, LLC (“ESIO”) with the intent of marketing and servicing ESIO’s multi-serve beverage dispensing systems and beverage products for use in the home and office. In August 2012, we paid the balance due on the purchase price of the first Regional Franchise Area for the Dallas/Ft. Worth region and entered into 3 franchise agreements with EFL. In February 2013, EFL and its parent, Esio Holding Company, LLC (“EHC”), filed a Chapter 11 bankruptcy petition in U.S. Bankruptcy Court, district of Arizona (Phoenix). On August 15, 2013 the Chapter 11 petition was converted to a Chapter 7 petition. EFL’s conversion to a Chapter 7 petition made it unlikely that we would be able to develop our Dallas/Ft. Worth franchises in the future. As such, we were not successful in this endeavor and continued to seek to acquire or merge with an operating company.

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

The IMET acquisition is discussed more fully in the Form 8-K we filed with the Securities and Exchange Commission (“SEC”) on March 20, 2015. Included as an exhibit to that Form 8-K is a copy of the Share Exchange Agreement.

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

A pre-existing line of products, including, but not limited to, proprietary blend meal replacements, dietary specialty foods, and nutraceuticals, have been sold by IMI at IMI’s company store / doctor’s office pursuant to a reservation of rights in the License and online at www.imetabolic.com.  An amendment to the License provides that after IMI has sold its entire inventory existing or ordered on March 16, 2015, IMI will not sell any more products which may be deemed to compete with IMET’s products.

IMET has developed the following four new products to be marketed in the short-term:

•	A new product concept to be marketed under the name iMetabolic “Catalyst”, which is intended to provide the essential vitamins and plant compounds that are necessary to aid in metabolic functions. Such ingredients include broad spectrum B-Complex Vitamins, as well as Green Tea Extract and Resveratrol (polyphenols).

•	A new product concept to be marketed under the name iMetabolic “Mini-Meal”, which is intended to provide the essential whey protein isolate intake for a person who is on a four-to-five meal per day diet or needs a snack that will act as a low-calorie, high nutritional value appetite suppressant.

•	A new product concept to be marketed under the name iMetabolic “Multi-Pro”, which is intended to provide the essential broad-spectrum vitamins and minerals that are typically marketed as “multi-vitamin supplements;” however, this product is specifically tailored to dovetail with the “Catalyst” so as to virtually eliminate the duplicate consumption of overlapping ingredients that routinely plagues supplement users.

•	A new product concept to be marketed under the name iMetabolic “BittX.” This product is premised on the scientific theory that modern horticulture and food producers have systematically promoted foods that are sweet or lack bitterness, which is the flavor typically associated with foods that have the greatest health benefits. Accordingly, this product is intended to reform the body’s disposition toward bitter foods in a subtle, inoffensive way.

We believe IMET’s current four products can be successfully marketed through the use of infomercials and have made progress with identifying a creator and producer for an infomercial to sell the products. Additionally, the Company is building a new website with e-commerce capabilities and plans to use SEO (search engine optimization), social media, e-mail marketing, and PPC (pay for click) venues as well to drive the business. However, there is no assurance IMET’s infomercial marketing strategy will be successful.

We have also investigated using regional distributors for our products and may use them in the future, on a region by region basis as working capital permits. The Company has identified some prospects and is working to move those prospects forward.

We believe IMET has located experienced nutrition and supplemental manufacturers who have indicated an interest and an ability to manufacture IMET’s initial four products.  We have received written cost quotations from these manufactures and production timetables, as well. The Company is in the process of evaluating the best venue to move forward.

The Company was hopeful that it was going to be able to secure its new website, marketing program, and product manufacturing schedules to begin marketing our products within six months of the closing of the Exchange. In reality, these details are taking more time to prepare and thus the Company is now targeting some initial product and marketing launches by spring 2016.

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

During 2014, the trademark “iMetabolic” expired at the U.S. Patent and Trademark Office.  In conjunction with the closing of the Exchange, IMI re-appled for that trademark and the service mark "iMetabolic" on December 16, 2014.  In May 2015, we engaged Drinker, Biddle & Reath, LLP to correspond with the U.S. Patent and Trademark Office regarding our application.  We anticipate that our trademark and service mark for "iMetabolic" will be issued in time for use in our infomercial and on our distributed products.

Plan of Operation

At June 30, 2015, the Company does not currently engage in any business activities that generate cash flow. As of June 30, 2015, the Company had $64,638 in cash.

Over the next 12 months we anticipate our operating expenses will include: (i) general and administrative expenses, (ii) any officer, director and/or consulting fees, and (ii) costs associated with maintaining the Company as a publicly traded entity, including the filing of Exchange Act reports. We believe we will be able to meet these costs through the use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations.  Accordingly, the Company’s financial condition could require that it seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of its operations. As a result, the Company’s independent registered public accounting firm has issued going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2015.

Competition

The business of marketing weight management and nutrition products is highly competitive and sensitive to the introduction of new products or weight management plans, including various prescription drugs, which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. For example, if our competitors develop other diet or weight loss treatments that prove to be more effective than our products, demand for our products could be reduced. Accordingly, we may not be able to compete effectively in our markets and competition may intensify.

We are also subject to significant competition from network marketing organizations, including those that market weight management products, dietary and nutritional supplements and personal care products as well as other types of products. We compete for global customers and distributors with regard to weight management, nutritional supplement and personal care products. Our competitors include both direct selling companies such as Herbalife, NuSkin Enterprises, Nature’s Sunshine, Alticor/Amway, Melaleuca, Avon Products, Oriflame and Mary Kay, as well as retail establishments in which we are not a vendor such as Weight Watchers, Jenny Craig, General Nutrition Centers, Wal-Mart and retail pharmacies.

In addition, because the industry in which we operate is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete with us for our distributors and customers.

Government Regulation

In both domestic and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, importation, exportation, licensing, sale and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions. There can be no assurance that we or our distributors are in compliance with all of these regulations. Our failure or our distributors’ failure to comply with these regulations or new regulations could lead to the imposition of significant penalties or claims and could negatively impact our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues.

Employees

We currently have informal arrangements with three individuals, who are officers and Directors of the Company, who serve as support staff for the functioning of all the corporate activities. There are no written agreements with these individuals. If administrative requirements expand, we anticipate that we may hire additional employees, and utilize a combination of employees and consultants as necessary to conduct our business.

Available Information

The Company is a Nevada corporation with its principal executive office located at 75 Pringle Way, 8th Floor, Suite 804, Reno, Nevada 89502 and its telephone number is (775) 829-7999.

ITEM 1A.	RISK FACTORS

The risks associated with our Company are set forth in the "Risk Factors" section of our Form 8-K filed with the SEC on March 20, 2015.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Executive Offices

The Company’s principal executive office is located at 75 Pringle Way, 8th Floor, Suite 804, Reno, Nevada 89502. The office premises are contributed free of charge by Mark W. Conte, our President and Chief Executive Officer. We believe that the offices are adequate to meet our current operational requirements. We do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition.  Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is quoted on the OTC QB maintained by the OTC Markets under the symbol “ESWB.”  The high and low bid prices of our common stock as reported for the periods presented, by fiscal quarter (i.e., the first quarter beginning July 1 and ended September 30), were as follows.  The quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not represent actual transactions.

	Price Range
Fiscal Year Ended June 30, 2015:	High	Low

Quarter Ended:
September 30, 2014	$0.07	$0.04
December 31, 2014	$0.12	$0.05
March 31, 2015	$0.10	$0.0425
June 30, 2015	$0.14	$0.05

Fiscal Year Ended June 30, 2014:

Quarter Ended:
September 30, 2013	$0.13	$0.08
December 31, 2013	$0.05	$0.10
March 31, 2014	$0.10	$0.01
June 30, 2014	$0.07	$0.02

Holders

As of June 30, 2015, there were approximately 179 holders of record of our common stock. This does not include beneficial owners holding stock in street name.

Dividends

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our Board of Directors out of funds legally available for such purpose.  We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock.  In addition, we currently have no plans to pay such dividends.  Our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future.

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

Overview of Business

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

For complete details regarding the business of the Company, see “Item 1. Business,” above.

RESULTS OF OPERATIONS

Fiscal year ended June 30, 2015 compared to fiscal year ended June 30, 2014.

General and Administrative Expenses

For the fiscal years ended June 30, 2015 and 2014, we have recorded operating expenses of $48,515 and $12,838, respectively.

Our operating expenses in the fiscal years ended June 30, 2015 and 2014 were $48,515 and $12,838, respectively, consisting primarily of general and administrative expenses along with professional fees all of which are associated with maintaining the Company as a publicly traded entity.

Net Loss

For the fiscal years ended June 30, 2015 and 2014, we have recorded a net loss of $48,500 and $12,838, respectively.

Liquidity and Capital Resources

As of June 30, 2015, the Company had current assets of $64,638 and working capital of $64,638. Over the next twelve months, we have estimated that in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for general and administrative expenses and professional fees, which include accounting, legal and other professional fees, as well as filing fees. We believe we will be able to meet these costs through the use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations.

Accumulated Deficit & Stockholder’s Equity

For the fiscal years ended June 30, 2015 and 2014, the Company reported Accumulated Deficits of $64,638 and $5,912, respectively. The June 2014 deficit came over from the subsidiary IMET in the Reverse Merger transaction.

For the fiscal years ended June 30, 2015 and 2014, the Company reported Stockholders’ Equity (Deficits) of $47,090 and $6,088, respectively. The June 2014 deficit came over from the subsidiary IMET in the Reverse Merger transaction.

Off-Balance Sheet Arrangements

During the fiscal years ended June 30, 2015 and 2014, we did not engage in any off-balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the year ended June 30, 2015, describes our significant accounting policies which are reviewed by management on a regular basis.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our exposure to market risks is limited to changes in interest rates. We do not use derivative financial instruments as part of an overall strategy to manage market risk. We have no debt outstanding nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Esio Water & Beverage Development Corp.

(formerly iMetabolic Corp.)

Reno, NV

We have audited the accompanying consolidated balance sheets of Esio Water & Beverage Development Corp. (formerly iMetabolic Corp) and its subsidiaries (collectively, the Company) as of June 30, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended June 30, 2015 and 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Esio Water & Beverage Development Corp. and its subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the years ended June 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a loss from operation since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

October 13, 2015

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

AND SUBSIDIARIES

(Formerly iMetabolic Corp.)

CONSOLIDATED BALANCE SHEETS

	Years Ended June 30,
	2015	2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,638	$5,912

Total current assets	64,638	5,912

TOTAL ASSETS	$64,638	$5,912

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$11,788	$12,000
Accrued liabilities	5,760	—

Total current liabilities	17,548	12,000

Total Liabilities	$17,548	$12,000

Commitments	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.005 par value 200,000,000 authorized: 78,766,636 and 23,400,000 issued and outstanding as of June 30, 2015 and June 30, 2014, respectively	393,833	117,000
Preferred stock, $.01 par value 100,000,000 authorized: none issued and outstanding as of June 30, 2015 and June 30, 2014, respectively	—	—
Additional paid-in capital	(285,405)	(110,250)
Accumulated deficit	(61,338)	(12,838)

Total stockholders’ equity (deficit)	47,090	(6,088)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$64,638	$5,912

The accompanying notes are an integral part of these consolidated financial statements.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

AND SUBSIDIARIES

(Formerly iMetabolic Corp.)

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
	2015	2014

OPERATING EXPENSES:
General and administrative	$47,465	$12,838
Professional fees	1,050	—

Total Operating Expenses	48,515	12,838

OPERATING LOSS	(48,515)	(12,838)

OTHER INCOME:
Interest income	15	—

Total Other Income (Expense)	15	—

NET LOSS	$(48,500)	$(12,838)

BASIC AND DILUTED PER SHARE DATA:
Net Loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	65,349,763	23,400,000

The accompanying notes are an integral part of these consolidated financial statements.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

AND SUBSIDIARIES

(Formerly iMetabolic Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at July 1, 2013 (1)	—	$—	$—	$—	$—
Common stock issued for cash	23,400,000	117,000	(110,250)	—	6,750
Net loss	—	—	—	(12,838)	(12,838)
Balances at June 30, 2014	23,400,000	117,000	(110,250)	(12,838)	(6,088)
Common stock issued for cash	36,600,000	183,000	(176,800)	—	6,200
Common stock issued for cash	200,000	1,000	9,000	—	10,000
Common stock retained pursuant to the Reverse Merger	18,566,636	92,833	(7,455)	—	85,378
Contributed Capital	—	—	100	—	100
Net loss	—	—	—	(48,500)	(48,500)
Balances at June 30, 2015	78,766,636	$393,833	$(285,405)	$(61,338)	$47,090

______________

(1)	The Company was incorporated on July 1, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

AND SUBSIDIARIES

(Formerly iMetabolic Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	Years Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,500)	$(12,838)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Accounts payable	(3,350)	9,000
Prepaid expenses	4,661	—

Net Cash Used In Operating Activities	(47,189)	(3,838)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from Esio in Reverse Merger	89,615	—
Net Cash Provided By (Used In) Investing Activities	89,615	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	16,200	6,750
Proceeds from contributed capital	100	—

Net Cash Provided By Financing Activities	16,300	6,750

NET CHANGE IN CASH AND CASH EQUIVALENTS	58,726	2,912
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,912	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,638	$2,912

SUPPLEMENTAL DISCLOSURES:
Net asset loss assumed in reverse merger	4,237	—

The accompanying notes are an integral part of these consolidated financial statements.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES; GOING CONCERN

Business, Operations and Organization

Esio Water & Beverage Development Corp. was incorporated in Nevada in June 1988 as Richard Barrie Fragrances, Inc. Over the years, the Company changed its name several times, most recently from Tempco, Inc. to Esio Water & Beverage Development Corp. Esio Water & Beverage Development Corp. and its wholly-owned subsidiaries Net Edge Devices, LLC, an Arizona Limited Liability Company, and iMetabolic Corp, (“IMET”) a Nevada Corporation are hereinafter collectively referred to as the “Company.”

On March 16, 2015, the Company issued to the IMET 16 shareholders of record an aggregate of 60,000,000 shares, or 76.2% of the Company’s common stock. Prior to the close of the reverse merger, IMET had 10,000,000 common shares outstanding immediately prior to the merger and net liabilities of $20,500. Prior to closing, the predecessor company had 18,566,636 shares outstanding and net assets of $85,378, of which $89,615 was cash and $4,237 was non-cash. As a result of the closing of this transaction, IMET is now a wholly owned subsidiary of the Company and its business and operations represent those of the Company

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of the Company with IMET considered the accounting acquirer, and the financial statements of the accounting acquirer become the financial statements of the registrant. This transaction is hereinafter referred to as the “Reverse Merger.” The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 60,000,000 common shares issued to the shareholders of IMET in conjunction with the share exchange transaction have been presented as outstanding for all periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Net Edge Devices, LLC, an Arizona Limited Liability Company, and iMetabolic Corp, (“IMET”) a Nevada Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers those short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents. At times, cash in banks may be in excess of the FDIC limits. The Company has no cash equivalents.

Management Estimates and Assumptions

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES; GOING CONCERN (Continued)

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments include cash, investments, accounts payable, accrued expenses and notes payable approximate their carrying amounts because of the short maturities of these instruments or because of restrictions.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share (ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the fiscal years ended June 30, 2015 and 2014, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

Stock-Based Compensation

FASB ASC 718 requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. The Company has adopted the provisions of FASB ASC 718 and expenses the fair value of employee stock options and similar awards in the financial statements. The Company accounts for share based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The simplified method is used to determine compensation expense since historical option exercise experience is limited relative to the number of options issued. The compensation cost is recognized ratably using the straight-line method over the expected vesting period.

The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period.

The Company did not recognize any stock-based administrative compensation for common stock options issued to administrative personnel and consultants during the years ended June 30, 2015 and 2014, respectively. Also during the years ended June 30, 2015 and 2014, the Company did not pay stock based compensation consisting of common stock issued to non-employees.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution.  At times, such balances may be in excess of any insured limits.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES; GOING CONCERN (Continued)

Deferred Tax Assets.

In assessing the realization of deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely a valuation allowance is established. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. To date, we have fully reserved for our deferred tax assets based primarily on our history of recurring losses.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2015 and 2014.

Elimination of Certain Financial Reporting Requirements.

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted.  In the year ended June 30, 2015, the Company elected to early adopt ASU 2014-10 and removed the inception to date information and all reference to development stage.

Recently Issued Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES; GOING CONCERN (Continued)

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

NOTE 2 – RELATED PARTY TRANSACTIONS

During the fiscal year ended June 30, 2015, a shareholder contributed $100 to the Company to cover a deficit in the Company’s checking account. There are no related party transactions for the fiscal year June 30, 2014.

NOTE 3 – INCOME TAXES

As of June 30, 2015 and 2014 deferred tax assets consist of the following:

	2015	2014

Federal loss carryforwards	$21,468	$4,365
State loss carryforwards	—	—
Other	—	—
	21,468	4,365
Less: valuation allowances	(21,468)	(4,365)

	$—	$—

As a result of the Reverse Merger, the Company's ability to utilize the net operating losses of the predecessor company is unlikely under the Internal Revenue Code.  As of June 30, 2015, the Company's likely Federal and State net operating loss carryforwards were $61,338 and $0, respectively, and expire in 2033.

NOTE 4 – STOCKHOLDERS’ EQUITY

Authorized Shares

At June 30, 2015, our authorized capital stock consists of 200,000,000 shares of Common Stock, par value of $.005, and 10,000,000 shares of Preferred Stock, par value $.01. At June 30, 2015 and 2014, there were 78,766,636 and 23,400,000 shares of Common Stock issued and outstanding, respectively, and no shares of Preferred Stock issued and outstanding.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock

At June 30, 2015, we had a total of 9,668,245 shares reserved for issuance pursuant to the 1,512,767 outstanding options and 8,155,478 outstanding warrants issued by the predecessor company. See “Options and Warrants” below for additional information.

Preferred Stock

The Company’s Board of Directors has the authority to divide the preferred stock shares into series and to fix the voting powers, designation, preference, and relative participating, option or other special rights, and the qualifications, limitations, or restrictions of the shares of any series so established.  The Company has issued no preferred stock shares as of June 30, 2015.

Common Stock Issuances

During the fiscal years ended June 30, 2015 and 2014, the Company recorded the issuance of shares of Common Stock as follows:

(a)	Effective as of June 30, 2014, the Company issued 3,900,000 shares of its Common Stock for cash of $3,500.
(b)	Effective as of June 30, 2014, the Company issued 19,500,000 shares of its Common Stock for cash of $3,250.
(c)	Effective as of July 1, 2014, the Company issued 36,600,000 shares of its Common Stock for cash of $6,200.
(d)	Effective as of February 2, 2015, the predecessor company issued 200,000 shares of Common Stock for cash of $10,000.
(e)	Effective as of March 16, 2015, as part of the Reverse Merger, 18,566,636 shares of Common Stock were retained by the shareholders of the predecessor company.

Options and Warrants

The Company did not issue any options or warrants during the years ended June 30, 2015 and 2014, respectively. As of March 16, 2015, the effective date of the Reverse Merger, the Company had 3,522,767 options outstanding pursuant to the predecessor company’s 1999 Equity Compensation Plan, of which 2,010,000 options have expired, leaving 1,512,767 options outstanding. In addition, as of the effective date of the Reverse Merger, the Company had 8,155,478 warrants outstanding issued by the predecessor company. These warrants expire in 2017. See “Options Granted by Predecessor Company Prior to Reverse Merger” and “Warrants Granted by Predecessor Company Prior to Reverse Merger” below for additional information. Also, additional information about the predecessor company’s options and warrants and expense calculations can be found in that company’s financial statements contained in its Annual Report on Form 10-K filed with the SEC on October 14, 2014.

Options Granted by Predecessor Company Prior to Reverse Merger

On July 13, 1999, the Board of Directors of the predecessor company authorized the 1999 Equity Compensation Plan (the “Plan”).  The Plan allowed for the award of incentive stock options, non-statutory stock options or restricted stock awards to certain employees, directors, consultants and independent contractors.  The predecessor company reserved an aggregate of 600,000 shares of common stock for distribution under the Plan.  Incentive stock options granted under the Plan may be granted to employees only, and may not have an exercise price less than the fair market value of the common stock on the date of grant. Options may be exercised on a one-for-one basis, with a maximum term of ten years from the date of grant.  Incentive stock options granted to employees generally vest annually over a four year period.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model. The assumptions used at that the time of the most recent issuances were as follows:

Year Ended
June 30,
2014

Expected volatility	304%
Risk-free interest rate	1.5%
Expected dividends	0%
Expected lives (in years)	5

The weighted average fair value at date of grant for options granted during the year ended June 30, 2013 was $.05. There were no options issued under the plan during the years ended June 30, 2015 and 2014, respectively.

A summary of the activity of options under the plan and non-statutory options granted outside the plan follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at June 30, 2013	2,717,287	0.28
Granted	1,200,000	0.05
Exercised	—	—
Expired	(394,520)	0.81
Forfeited	—	—
Outstanding at June 30, 2014	3,522,767	$0.14
Granted	—	—
Exercised	—	—
Expired	(2,010,000)	0.18
Forfeited	—	—
Outstanding at June 30, 2015	1,512,767	$0.10

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Additional information about outstanding options to purchase the Company’s common stock as of June 30, 2015 is as follows:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
	Number	Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Price	Shares	Life (Years)	Price	Value	Shares	Life (Years)	Price	Value

$0.43	160,000.50		$0.43	$—	160,000.50		$0.43	$—
$0.13-$0.16	152,767	2.04	$0.15	$—	152,767	2.04	$0.15	$—
$0.05	1,200,000	3.60	$0.05	$—	1,200,000	3.60	$0.05	$—
	1,512,767				1,512,767

The options were granted to directors on February 3, 2014 and are exercisable at $0.05 for 5 years.

Warrants Granted by Predecessor Company Prior to Reverse Merger

Prior to the Reverse Merger, the predecessor company issued 8,155,478 Warrants primarily in connections with financing arrangements and consulting services. Activity relative to these warrants for the year ended June 30, 2015 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Warrants outstanding - June 30, 2013	8,155,478	$0.75
Granted	—	—
Expired	—	—

Warrants outstanding - June 30, 2014	8,155,478	$0.75
Granted	—	—
Expired	—	—

Warrants outstanding - June 30, 2015	8,155,478	$0.75

All the warrants outstanding as of June 30, 2015 are exercisable and expire in 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants during the last two fiscal years, and we have not had any material disagreements with our existing accountants during that time.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness, as of June 30, 2014, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended June 30, 2015, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm is not required to issue, and has not issued, an attestation report on the Company’s internal control over financial reporting as of June 30, 2015.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Appointment of New Officers and Directors

In connection with the Share Exchange Agreement, Mark W. Conte was appointed as President, Chief Executive Officer and a director of the Company, Kevin J. Pikero was appointed as Chief Financial Officer, Treasurer, Secretary and a director of the Company, and Andrew D. Smith was appointed as a director.  Furthermore, concurrent with the Effective Date of the Share Exchange Agreement, our former officers and Directors resigned from their positions.

Identification of Directors and Executive Officers

The following table sets forth the name, age and positions of our new executive officer and director as of the Effective Date.  Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position	Director Since

Mark W. Conte	54	President, Chief Executive Officer, Director	March 16, 2015
Kevin J. Pikero	57	Chief Financial Officer, Director	March 16, 2015
Andrew D. Smith	55	Director	March 16, 2015

Mark W. Conte.  Mr. Conte is a business professional and entrepreneur in Reno, Nevada with over 25 years of experience in marketing and operations in the health, nutraceutical, technology, agricultural sciences, and banking industries. Mr. Conte is a co- founder and currently serves as President of iMetabolic Corp. Formerly, Mr. Conte was a co-founder and co-Managing Member of International Metabolic Institute LLC, which developed the “iMetabolic” brand and initial line of dietary and nutraceutical products. Prior thereto, Mr. Conte was: a Partner in 1Globe Wireless, Inc.; the B2B Sales Manager for AT&T Wireless; Managing Director and Manager of Operations for Perten Instruments; Vice President of Marketing for AIQ Systems, Inc.; and as a Corporate Banking Specialist and Foreign Exchange Representative for Valley Bank of Nevada. Mr. Conte is a graduate of the University of Nevada at Reno with a B.S. in Finance.

Kevin J. Pikero.  Mr. Pikero is a practicing Certified Public Accountant (CPA) in Reno, Nevada with over 35 years of experience in the financial and accounting business. Mr. Pikero currently operates Kevin J. Pikero & Associates, Inc. (CPAs) in Reno, Nevada providing accounting, tax, and financial services for a select domestic and international clientele of corporations, partnerships, sole proprietors, and individuals.  Mr. Pikero’s professional history includes employment with: Haims & Company – (CPAs); E.F. Hutton Credit Corp.; Barclays Business Credit Inc.; Truckee River Bank; Bank of America Community Development Bank; and United American Funding, Inc. Mr. Pikero is a graduate of Bentley University with a B.S. in Accounting and of the University of Bridgeport, Bridgeport, CT with a M.B.A. in Finance.

Andrew D. Smith.  Mr. Smith is a Certified Public Accountant in Chicago, Illinois with over 25 years of experience in the financial and accounting business. He is a co-founder and the current President of Houlihan Capital, an investment banking firm with specializations in mergers and acquisitions and valuations. Previously to his time at Houlihan Capital, Mr. Smith was: a Senior Vice President for EVEREN Securities, Inc. (formerly Kemper Securities, Inc., 1993 to 1996), where he was the founder and co-head of the firm’s Mergers & Acquisitions Group; a Managing Director at Geneva Capital Markets; and an auditor for Ernst & Whinney, where he specialized in serving financial institutions. Mr. Smith is a graduate, with honors, of Ohio Wesleyan University with a BA in Economics, is registered with FINRA as a General Securities Representative (Series 7), General Securities Principal (Series 24), and a Financial and Operations Principal (Series 27), is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society, and is credentialed through the American Institute of Certified Public Accountants as “Accredited in Business Valuation.”

Employment Contracts

There are no employment agreements between the Company and its officers and directors.

Code of Ethics

We have not yet adopted a Code of Business Conduct and Ethics.

Audit Committee, Compensation Committee and Nominating Committee

As of the date of this filing, we do not have a formal Audit Committee, Compensation Committee or Nominating Committee.  Our Board of Directors make all decisions that an audit committee would ordinarily make.  We have determined that the Company does not have a member of its Board of Directors that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors, and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate.  These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers.  These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated.  Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities.  We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires the Company’s officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and beneficial owners of more than ten percent of the Common Stock are required by SEC regulations to furnish the Company with copies of all reports that they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during fiscal 2015 its current officers, directors and beneficial owners of more than ten percent of the Common Stock complied with all applicable Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to each named executive officer during each of the fiscal years ended June 30, 2015 and 2014.

Summary Compensation Table

			All Other
		Salary	Compensation	Total
Name and Principal Position	Year	($)	($)	($)

Andrew Ecclestone (1)	2015	$—	$—	$—
Chairman of the Board, Principal Executive Officer	2014	—	29,980	29,980	(2)

Fred Burstein (3)	2015	—	—	—
Director	2014	12,000	29,980	41,980	(2)

Kimberly A Conley (3)	2015	—	—	—
Principal Accounting Officer	2014	42,000	—	42,000	(2)

Mark W. Conte (4)	2015	—	—	—
President, Chief (Principal) Executive Officer, Director	2014	—	—	—

Kevin J. Pikero (4)	2015	—	—	—
Chief (Principal) Financial Officer and Director	2014	—	—	—

Andrew D. Smith (4)	2015	—	—	—
Director	2014	—	—	—

_________________

(1)	Mr. Ecclestone began serving as the Principal Executive Officer and President on August 26, 2013. He resigned on March 16, 2015.
(2)	These compensation expenses were incurred by the predecessor company and as a result of the reclassification for the Reverse Merger are not reported in the 2014 Statements of Operations included herewith.
(3)	Mr. Burstein and Ms. Conley resigned on March 16, 2015.
(4)	Messrs. Conte, Pikero and Smith were appointed to their positions on March 16, 2015.

Director Compensation

We do not currently have a formal plan for compensating our directors.

Compensation Committee Interlocks and Insider Participation

Not applicable.

Indemnification of Officers and Directors

The General Corporation Law of Nevada provides that directors, officers, employees or agents of Nevada corporations are entitled, under certain circumstances, to be indemnified against expenses (including attorneys’ fees) and other liabilities actually and reasonably incurred by them in connection with any suit brought against them in their capacity as a director, officer, employee or agent, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. This statute provides that directors, officers, employees and agents may also be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by them in connection with a derivative suit brought against them in their capacity as a director, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made without court approval if such person was adjudged liable to the corporation.

Our by-laws provide that we shall indemnify our officers and directors in any action, suit or proceeding unless such officer or director shall be adjudged to be derelict in his or her duties.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2015, certain information regarding beneficial ownership of our capital stock according to the information supplied to us, that were beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of each class of the Company’s outstanding voting stock, (ii) each director, (iii) each named executive officer identified in the Summary Compensation Table, and (iv) all named executive officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. There are not any pending or anticipated arrangements that may cause a change in control.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Nature of Security	Number of Shares	Percentage of Common Stock (1)

Mark W. Conte	Common Stock	3,900,000 (1)	5.0% (2)
President, Chief (Principal) Executive Officer, Director

Kevin J. Pikero	Common Stock	1,500,000 (1)	1.9%
Chief (Principal) Financial Officer and Director

Andrew D. Smith	Common Stock	3,900,000 (1)	5.0% (2)
Director

All directors and executive officers as a group (3 persons)	Common Stock	9,300,000 (1)	11.8%

___________________

(1)	Applicable percentage of ownership is based on 78,766,636 shares of common stock outstanding as of June 30, 2015, together with securities exercisable or convertible into shares of common stock within sixty (60) days of June 30, 2015, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of June 30, 2015, are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Currently none of the officers or directors of the Company hold options or warrants of the Company.
(2)	Share percentages reflect single digit rounding. Actual share ownership to two decimal points is less than 5.0%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company did not have any transactions during fiscal years 2015 and 2014 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $120,000.

Director Independence

Although the Company is not listed on a national securities exchange, in determining whether the members of our Board are independent, the Company has elected to use the definition of “independence” set forth by the NASDAQ Stock Market (“NASDAQ”) and the standards for independence established by NASDAQ. After review of relevant transactions or relationships between each director, or any of his family members, and the Company, its senior management and its the Board, have determined that Andrew D. Smith is an independent director within the meaning of the applicable listing standards of NASDAQ. Mark W. Conte and Kevin J. Pikero are not independent directors under the NASDAQ standard based in part on their positions as executive officers and employees of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Company by MaloneBailey, LLP in relation to the audits and quarterly reviews of the Company for the fiscal years ended June 30, 2015 and 2014:

	Year Ended June 30, 2015	Year Ended June 30, 2014

Audit Fees (1)	$8,000	$3,500
Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0

_______________
(1)	Audit Fees. Audit fees include fees for professional services performed for the audit of our annual consolidated financial statements, review of quarterly consolidated financial statements included in our SEC filings, and assistance and issuance of consents associated with other SEC filings.
(2)	Audit-Related Fees. Audit-related fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance consulting on financial accounting/reporting standards.
(3)	Tax Fees. Tax fees primarily include professional services performed with respect to preparation of our federal and state tax returns for our consolidated subsidiaries.
(4)	All Other Fees. All other fees include products and services provided, other than the services reported comprising Audit Fees, Audit Related Fees and Tax Fees.

The Board of Directors has reviewed the services provided by MaloneBailey, LLP during the fiscal year ended June 30, 2015 and the amounts billed for such services, and after consideration, has determined that the receipt of these fees by MaloneBailey, LLP is compatible with the provision of independent audit services. The Board has discussed these services and fees with MaloneBailey, LLP and Company management to determine that they are appropriate under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as under guidelines of the American Institute of Certified Public Accountants.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Share Exchange Agreement, dated December 31, 2014, by and among Esio Water & Beverage Development Corp. and iMetabolic Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 20, 2015).
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

__________________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

Date: October 13, 2015	By:	/s/ Mark W. Conte
Mark W. Conte
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 13, 2015	By:	/s/ Kevin J. Pikero
Kevin J. Pikero
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark W. Conte	President, Chief Executive Officer, Director	October 13, 2015
Mark W. Conte	(Principal Executive Officer)

/s/ Kevin J. Pikero	Chief Financial Officer, Director	October 13, 2015
Kevin J. Pikero	(Principal Financial Officer)

/s/ Andrew D. Smith	Director	October 13, 2015
Andrew D. Smith

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE

NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended June 30, 2015.

