Form 10-Q
period 2015-09-30
Esio Water & Beverage Development Corp.
filed 2015-11-12
CIK 836937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

As of November 12, 2015, the issuer had 78,766,636 shares of Common Stock outstanding, par value $.005 per share.

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

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

AND SUBSIDIARIES

(Formerly iMetabolic Corp.)

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2015	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,056	$64,638

Total current assets	52,056	64,638

TOTAL ASSETS	$52,056	$64,638

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$11,788	$11,788
Accrued liabilities	5,760	5,760

Total current liabilities	17,548	17,548

Total Liabilities	$17,548	$17,548

Commitments	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.005 par value 200,000,000 authorized: 78,766,636 and 78,766,636 issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	393,833	393,833
Preferred stock, $.01 par value 100,000,000 authorized: none issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	—	—
Additional paid-in capital	(285,405)	(285,405)
Accumulated deficit	(73,920)	(61,338)

Total stockholders’ equity (deficit)	34,508	47,090

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$52,056	$64,638

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

AND SUBSIDIARIES

 (Formerly iMetabolic Corp.)

 CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Three Months Ended
	September 30,
	2015	2014

OPERATING EXPENSES:
General and administrative	$3,337	$3,217
Legal and Accounting fees	9,255	—

Total Operating Expenses	12,592	3,217

OPERATING LOSS	(12,592)	(3,217)

OTHER INCOME:
Interest income	10	—

Total Other Income (Expense)	10	—

NET LOSS	$(12,582)	$(3,217)

BASIC AND DILUTED PER SHARE DATA:
Net Loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	78,766,636	58,961,290

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

AND SUBSIDIARIES

(Formerly iMetabolic Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	For the Three Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net operating loss	$(12,582)	$(3,217)

Net Cash Used In Operating Activities	(12,582)	(3,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided By (Used In) Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	6,200

Net Cash Provided By Financing Activities	—	6,200

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,582)	2,983

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,638	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,056	$2,983

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

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

Interim Financial Statements

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended September 30, 2015, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, and with our audited financial statements included in our Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission (“SEC”) on October 13, 2015.

Overview

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

RESULTS OF OPERATIONS

General and Administrative Expenses

For the three months ended September 30, 2015 and 2014, we have recorded operating expenses of $12,592 and $3,217, respectively.

Our operating expenses consisted primarily of general and administrative expenses along with legal and accounting fees, all of which are associated with maintaining the Company as a publicly traded entity.

Net Loss

For the three months ended September 30, 2015 and 2014, we have recorded a net loss of $12,582 and $3,217, respectively.

Liquidity and Capital Resources

At September 30, 2015, the Company does not currently engage in any business activities that generate cash flow. As of September 30, 2015, the Company had $52,056 in cash. During fiscal 2016, we anticipate our operating expenses will include: (i) general and administrative expenses, (ii) any officer, director and/or consulting fees, and (iii) costs associated with maintaining the Company as a publicly traded entity, including the filing of Exchange Act reports under the Securities Exchange Act of 1934. We believe we will be able to meet these costs through the use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations. Accordingly, the Company’s financial condition could require that it seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of its operations. As a result, the Company’s independent registered public accounting firm has issued going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2015.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which are reviewed by management on a regular basis.

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this report, the Company is not currently involved in any legal proceedings.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, the risks associated with our Company are set forth in the "Risk Factors" section of our Form 8-K filed with the SEC on March 20, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed herewith.

Exhibit Number	Description

10.1

Agreement of Share Exchange and Plan of Reorganization dated December 31, 2014 between the Company and iMetabolic Corp. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on March 20, 2015)

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

ESIO WATER & BEVERAGE DEVELOPMENT CORP.

Dated: November 12, 2015	By:	/s/ Mark W. Conte
Mark W. Conte President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2015	By:	/s/ Kevin J. Pikero
Kevin J. Pikero Chief Financial Officer (Principal Financial and Accounting Officer)

