Form 10-Q
period 2015-12-31
UPD HOLDING CORP.
filed 2016-02-12
CIK 836937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  001-13621

UPD HOLDING CORP.

(Exact name of Registrant as specified in its charter)

Nevada	13-3465289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Pringle Way, 8th Floor, Suite 804

Reno, Nevada 89502

(Address of principal executive offices, including zip code)

775-829-7999

(Registrant’s telephone number, including area code)

Esio Water & Beverage Development Corp.

(Former name, former address and former fiscal year if changed since last report)

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

As of February 12, 2016, the issuer had 78,766,636 shares of Common Stock outstanding, par value $.005 per share.

1

UPD HOLDING CORP.

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

UPD HOLDING CORP.

AND SUBSIDIARIES

(formerly known as Esio Water & Beverage Development Corp.)

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2015	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,863	$64,638

Total current assets	27,863	64,638

TOTAL ASSETS	$27,863	$64,638

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,788	$11,788
Accrued liabilities	5,760	5,760

Total current liabilities	17,548	17,548

Total Liabilities	$17,548	$17,548

Commitments	—	—

STOCKHOLDERS’ EQUITY:
Common stock, $.005 par value 200,000,000 authorized: 78,766,636 and 78,766,636 issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	393,833	393,833
Preferred stock, $.01 par value 100,000,000 authorized: none issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	—	—
Additional paid-in capital	(285,405)	(285,405)
Accumulated deficit	(98,113)	(61,338)

Total stockholders’ equity	10,315	47,090

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,863	$64,638

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING CORP.

AND SUBSIDIARIES

(formerly known as Esio Water & Beverage Development Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

OPERATING EXPENSES:
General and administrative	$7,952	$2,534	$11,289	$8,737
Legal and Accounting fees	16,245	—	25,500	—
Total Operating Expenses	24,197	2,534	36,789	8,737

LOSS FROM OPERATIONS	(24,197)	(2,534)	(36,789)	(8,737)

OTHER INCOME:
Interest income	4	2,534	14	—
Total Other Income (Expense)	4	2,534	14	(8,737)

NET LOSS	$(24,193)	$(2,534)	$(36,775)	$(8,737)

BASIC AND DILUTED PER SHARE DATA:
Net Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding, basic and diluted	78,766,636	60,000,000	78,766,636	59,801,087

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING CORP.

AND SUBSIDIARIES

(formerly known as Esio Water & Beverage Development Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Unaudited)

	Six Months Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,775)	$(8,737)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts payable	—	6,000

Net Cash Used In Operating Activities	(36,775)	(2,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	6,200

Net Cash Provided By Financing Activities	—	6,200

NET CHANGE IN CASH AND CASH EQUIVALENTS	(36,775)	3,463

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,638	5,912

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,863	$9,375

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING CORP.

AND SUBSIDIARIES

(formerly known as Esio Water & Beverage Development Corp.)

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

On December 30, 2015, the Company filed Articles of Merger (the “Merger”) with the Nevada Secretary of State. The Merger was between the Company and our wholly-owned subsidiary, UPD Holding Corp. (the “Subsidiary”). Pursuant to Nevada corporate law, we amended our Articles of Incorporation by the Merger to change our name to UPD Holding Corp. We believe our new name more properly indicates our current lines of business because the Company has not been in the water and beverage industry since 2012. “UPD” stands for United Product Development.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six month period ended December 31, 2015, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

The preparation of the Company’s unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

Going Concern

The Company’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

UPD HOLDING CORP.

AND SUBSIDIARIES

(formerly known as Esio Water & Beverage Development Corp.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Name Change

On December 30, 2015, the Company filed Articles of Merger (the “Merger”) with the Nevada Secretary of State. The Merger was between the Company and our wholly-owned subsidiary, UPD Holding Corp. (the “Subsidiary”). Pursuant to Nevada corporate law, we amended our Articles of Incorporation by the Merger to change our name to UPD Holding Corp. We believe our new name more properly indicates our current lines of business because the Company has not been in the water and beverage industry since 2012. “UPD” stands for United Product Development which is the name of one of our wholly-owned subsidiaries. We will be applying to FINRA to have our common stock traded under the new name and for a new trading symbol as soon as possible.

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

IMET has developed the following four new products to be marketed:

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

The Company was hopeful that it was going to be able to secure its new website, marketing program, and product manufacturing schedules to begin marketing our products within six months of the closing of the Exchange. In reality, these details are taking more time to prepare and thus the Company is now targeting some initial product and marketing launches in 2016.

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

RESULTS OF OPERATIONS

General and Administrative Expenses

For the six months ended December 31, 2015 and 2014, we have recorded operating expenses of $36,789 and $8,737, respectively.

Our operating expenses consisted primarily of general and administrative expenses along with legal and accounting fees, all of which are associated with maintaining the Company as a publicly traded entity.

Net Loss

For the six months ended December 31, 2015 and 2014, we have recorded a net loss of $36,775 and $8,737, respectively.

Liquidity and Capital Resources

At December 31, 2015, the Company does not currently engage in any business activities that generate cash flow. As of December 31, 2015, the Company had $27,863 in cash. During fiscal 2016, we anticipate our operating expenses will include: (i) general and administrative expenses, (ii) any officer, director and/or consulting fees, and (iii) costs associated with maintaining the Company as a publicly traded entity, including the filing of Exchange Act reports under the Securities Exchange Act of 1934. We believe we will be able to meet these costs through the use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations. Accordingly, the Company’s financial condition could require that it seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of its operations. As a result, the Company’s independent registered public accounting firm has issued going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2015.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2015, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed herewith.

Exhibit Number	Description

10.1	Agreement of Share Exchange and Plan of Reorganization dated December 31, 2014 between the Company and iMetabolic Corp. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on March 20, 2015)
2.1	Articles of Merger filed with the Nevada Secretary of State on December 30, 2015 (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on January 22, 2016)
2.2	Agreement of Merger between the Company and its wholly-owned subsidiary, UPD Holding Corp. (Incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed on January 22, 2016)
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

___________________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPD HOLDING CORP.

Dated: February 12, 2016	By:	/s/ Mark W. Conte
Mark W. Conte President and Chief Executive Officer (Principal Executive Officer)

Dated: February 12, 2016	By:	/s/ Kevin J. Pikero
Kevin J. Pikero Chief Financial Officer (Principal Financial and Accounting Officer)

