Form 10-Q
period 2016-03-31
UPD HOLDING CORP.
filed 2016-05-09
CIK 836937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

As of May 9, 2016, the issuer had 78,766,636 shares of Common Stock outstanding, par value $.005 per share.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UPD HOLDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,094	$64,638

Total current assets	14,094	64,638

TOTAL ASSETS	$14,094	$64,638

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$20,983	$11,788
Accrued liabilities	5,760	5,760

Total current liabilities	26,743	17,548

TOTAL LIABILITIES	$26,743	$17,548

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.005 par value 200,000,000 authorized: 78,766,636 and 78,766,636 issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	393,833	393,833
Preferred stock, $.01 par value 100,000,000 authorized: none issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	—	—
Additional paid-in capital	(285,405)	(285,405)
Accumulated deficit	(121,077)	(61,338)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(12,649)	47,090

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,094	$64,638

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

OPERATING EXPENSES:
General and administrative	$6,351	$5,412	$17,640	$14,149
Legal and Accounting fees	16,615	1,050	42,115	1,050
Total Operating Expenses	22,966	6,462	59,755	15,199

LOSS FROM OPERATIONS	(22,966)	(6,462)	(59,755)	(15,199)

OTHER INCOME:
Interest income	2	—	16	—
Total Other Income	2	—	16	—

NET LOSS	$(22,964)	$(6,462)	$(59,739)	$(15,199)

BASIC AND DILUTED PER SHARE DATA:
Net Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding, basic and diluted	78,766,636	63,127,773	78,766,636	60,893,794

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,739)	$(15,199)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Prepaid expenses	—	4,662
Accounts payable	9,195	6,000

Net Cash Used In Operating Activities	(50,544)	(4,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from ESIO in reverse merger	—	89,615

Net Cash Provided By Investing Activities	—	89,615

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	7,200
Proceeds from contributed capital	—	9,100

Net Cash Provided By Financing Activities	—	16,300

NET CHANGE IN CASH AND CASH EQUIVALENTS	(50,544)	101,378
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,638	5,912
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,094	$107,290

SUPPLEMENTAL DISCLOSURES:
Net assets assumed in reverse merger	$—	$4,237

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING CORP.

AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

Business, Operations and Organization

Esio Water & Beverage Development Corp. was incorporated in Nevada in June 1988 as Richard Barrie Fragrances, Inc. Over the years, the Company changed its name several times, most recently from Esio Water & Beverage Development Corp to UPD Holding Corp. (“UPDH”). UPDH is the parent company of its wholly-owned subsidiaries United Product Development Corp. (“UPDC”) and iMetabolic Corp. (“IMET”), which are both Nevada corporations. UPDH, UPDC, and IMET are hereinafter collectively referred to as the “Company.”

On March 16, 2015, the Company issued to the IMET 16 shareholders of record an aggregate of 60,000,000 shares, or 76.2% of the Company’s common stock. Prior to the close of the reverse merger, IMET had 10,000,000 common shares outstanding immediately prior to the merger and net liabilities of $20,500. Prior to closing, the predecessor company had 18,566,636 shares outstanding and net assets of $85,378, of which $89,615 was cash and $4,237 was non-cash. As a result of the closing of this transaction, UPDC is now a wholly owned subsidiary of the Company, IMET and its business and operations represent those of the Company

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of the Company with IMET considered the accounting acquirer, and the financial statements of the accounting acquirer become the financial statements of the registrant. This transaction is hereinafter referred to as the “Reverse Merger.” The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 60,000,000 common shares issued to the shareholders of IMET in conjunction with the share exchange transaction have been presented as outstanding for all periods.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine month period ended March 31, 2016, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

UPD HOLDING CORP.

AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

During 2014, the trademark “iMetabolic” expired at the U.S. Patent and Trademark Office.  In conjunction with the closing of the Exchange, IMI re-applied for that trademark and the service mark "iMetabolic" on December 16, 2014.  In May 2015, we engaged Drinker, Biddle & Reath, LLP to correspond with the U.S. Patent and Trademark Office regarding our application.  We are currently in discussions with an opposer of our publication dated December 29, 2015. We hope to know more soon of our next steps to clear the mark for future marketing efforts, possible infomercial, and distribution of products as mentioned above. If this trademark issue cannot be resolved in the near future, we will be forced to either rename our products under a different trademark or seek out a new business activity.

RESULTS OF OPERATIONS

General and Administrative Expenses

For the three months ended March 31, 2016 and 2015, we have recorded operating expenses of $22,966 and $6,462, respectively.

For the nine months ended March 31, 2016 and 2015, we have recorded operating expenses of $59,755 and $15,199, respectively.

Our operating expenses for both the three and nine months ended March 31, 2016 consisted primarily of general and administrative expenses along with legal and accounting fees, all of which are associated with maintaining the Company as a publicly traded entity.

Net Loss

For the three months ended March 31, 2016 and 2015, we have recorded a net loss of $22,964 and $6,462, respectively.

For the nine months ended March 31, 2016 and 2015, we have recorded a net loss of $59,739 and $15,199, respectively.

Liquidity and Capital Resources

At March 31, 2016, the Company does not currently engage in any business activities that generate cash flow. As of March 31, 2016, the Company had $14,094 in cash which is not enough capital to commence our product marketing efforts. Without additional capital during the remainder of fiscal 2016, we anticipate our operating expenses will include: (i) general and administrative expenses, (ii) any officer, director and/or consulting fees, and (iii) costs associated with maintaining the Company as a publicly traded entity, including the filing of Exchange Act reports under the Securities Exchange Act of 1934. We believe we will be able to meet these costs through the use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations. Accordingly, the Company’s financial condition could require that it seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of its operations. As a result, the Company’s independent registered public accounting firm has issued going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2015.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UPD HOLDING CORP.

Dated: May 9, 2016	By:	/s/ Mark W. Conte
Mark W. Conte President and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2016	By:	/s/ Kevin J. Pikero
Kevin J. Pikero Chief Financial Officer (Principal Financial and Accounting Officer)

