Form 10-K
period 2016-06-30
UPD HOLDING CORP.
filed 2016-10-13
CIK 836937

Table of Contents Index to Financial Statements

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of December 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $1,576,496 based on the last trading price of the registrant’s common stock of $0.023 as reported on the OTC Bulletin Board on such date.

As of October 13, 2016, the registrant had 79,766,636 shares of its $.005 par value common stock issued and outstanding.

Documents incorporated by reference:  None.

2

UPD HOLDING CORP.

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

The Company was hopeful that it was going to be able to secure its new website, marketing program, and product manufacturing schedules to begin marketing our products within six months of the closing of the Exchange. In reality, these details are taking more time to prepare and thus the Company is now targeting some initial product and marketing launches in 2016 – 2017.

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

During 2014, the trademark “iMetabolic” expired at the U.S. Patent and Trademark Office.  In conjunction with the closing of the Exchange, IMI re-applied for that trademark and the service mark "iMetabolic" on December 16, 2014.  In May 2015, we engaged Drinker, Biddle & Reath, LLP to correspond with the U.S. Patent and Trademark Office regarding our application.  As of April 19, 2016, the Company was awarded Registration Number 4,941,531 in the Class 5 Category. Additionally, on September 6, 2016, the Company was awarded Registration Number 5,034,186 in the Class 44 Category. At this juncture, the Company has succeeded in reclaiming both marks for consideration in its future operations.

Plan of Operation

At June 30, 2016, the Company does not currently engage in any business activities that generate cash flow. As of June 30, 2016, the Company had $1,619 in cash.

Over the next 12 months we anticipate our operating expenses will include: (i) general and administrative expenses, (ii) any officer, director and/or consulting fees, and (ii) costs associated with maintaining the Company as a publicly traded entity, including the filing of Exchange Act reports. We believe we will be able to meet these costs through the use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations.  Accordingly, the Company’s financial condition could require that it seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of its operations. As a result, the Company’s independent registered public accounting firm has issued going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2016.

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

	Price Range
Fiscal Year Ended June 30, 2016:	High	Low

Quarter Ended:
September 30, 2015	$.05	$.05
December 31, 2015	$0.023	$.023
March 31, 2016	$.0216	$.0216
June 30, 2016	$0.04	$0.04

Fiscal Year Ended June 30, 2015:

Quarter Ended:
September 30, 2014	$0.07	$0.04
December 31, 2014	$0.12	$0.05
March 31, 2015	$0.10	$0.0425
June 30, 2015	$0.14	$0.05

Holders

As of June 30, 2016, there were approximately 178 holders of record of our common stock. This does not include beneficial owners holding stock in street name.

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

RESULTS OF OPERATIONS

Fiscal year ended June 30, 2016 compared to fiscal year ended June 30, 2015.

General and Administrative Expenses

For the fiscal years ended June 30, 2016 and 2015, we have recorded operating expenses of $78,518 and $48,515, respectively, consisting primarily of general and administrative expenses along with professional fees all of which are associated with maintaining the Company as a publicly traded entity.

Net Loss

For the fiscal years ended June 30, 2016 and 2015, we have recorded a net loss of $78,502 and $48,500, respectively.

Liquidity and Capital Resources

As of June 30, 2016, the Company had current assets of $1,619 and working capital deficit of $(31,412). Over the next twelve months, we have estimated that in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for general and administrative expenses and professional fees, which include accounting, legal and other professional fees, as well as filing fees. We believe we will be able to meet these costs through the use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations.

Accumulated Deficit & Stockholder’s Equity

For the fiscal years ended June 30, 2016 and 2015, the Company reported Accumulated Deficits of $139,840 and $61,338, respectively.

For the fiscal years ended June 30, 2016 and 2015, the Company reported Stockholders’ Equity (Deficits) of $(31,412) and $47,090, respectively.

Off-Balance Sheet Arrangements

During the fiscal years ended June 30, 2016 and 2015, we did not engage in any off-balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the year ended June 30, 2016, describes our significant accounting policies which are reviewed by management on a regular basis.

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

UPD HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

UPD Holding Corp and Subsidiaries

Reno, NV.

We have audited the accompanying consolidated balance sheets of UPD Holding Corp. and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and negative operating cash flows which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

www.malone-bailey.com

October 13, 2016

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UPD HOLDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,619	$64,638

Total current assets	1,619	64,638

TOTAL ASSETS	$1,619	$64,638

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$27,271	$11,788
Accrued liabilities	5,760	5,760

Total current liabilities	33,031	17,548

Total Liabilities	$33,031	$17,548

Commitments	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.005 par value 200,000,000 authorized: 78,766,636 and 23,400,000 issued and outstanding as of June 30, 2016 and June 30, 2015, respectively	393,833	393,833
Preferred stock, $.01 par value 10,000,000 authorized: none issued and outstanding as of June 30, 2016 and June 30, 2015, respectively	—	—
Additional paid-in capital	(285,405)	(285,405)
Accumulated deficit	(139,840)	(61,338)

Total stockholders’ equity (deficit)	(31,412)	47,090

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,619	$64,638

The accompanying notes are an integral part of these consolidated financial statements.

UPD HOLDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
	2016	2015

OPERATING EXPENSES:
General and administrative	$78,518	$47,465
Professional fees	—	1,050

Total Operating Expenses	78,518	48,515

OPERATING LOSS	(78,518)	(48,515)

OTHER INCOME:
Interest income	16	15

Total Other Income	16	15

NET LOSS	$(78,502)	$(48,500)

BASIC AND DILUTED PER SHARE DATA:
Net Loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	78,766,636	65,349,763

The accompanying notes are an integral part of these consolidated financial statements.

UPD HOLDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at June 30, 2014	23,400,000	$117,000	$(110,250)	$(12,838)	$(6,088)
Common stock issued for cash	36,600,000	183,000	(176,800)	—	6,200
Common stock issued for cash	200,000	1,000	9,000	—	10,000
Common stock retained pursuant to the Reverse Merger	18,566,636	92,833	(7,455)	—	85,378
Contributed capital	—	—	100	—	100
Net loss	—	—	—	(48,500)	(48,500)
Balances at June 30, 2015	78,766,636	393,833	(285,405)	(61,338)	47,090
Net loss	—	—	—	(78,502)	(78,502)
Balances at June 30, 2016	78,766,636	$393,833	$(285,405)	$(139,840)	$(31,412)

The accompanying notes are an integral part of these consolidated financial statements.

UPD HOLDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,502)	$(48,500)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Accounts payable	15,483	(3,350)
Prepaid expenses	—	4,661

Net Cash Used In Operating Activities	(63,019)	(47,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from Esio in Reverse Merger	—	89,615
Net Cash Provided By (Used In) Investing Activities	—	89,615

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	16,200
Proceeds from contributed capital	—	100

Net Cash Provided By Financing Activities	—	16,300

NET CHANGE IN CASH AND CASH EQUIVALENTS	(63,019)	58,726
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,638	5,912
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,619	$64,638

SUPPLEMENTAL DISCLOSURES:
Net asset loss assumed in reverse merger	—	4,237

The accompanying notes are an integral part of these consolidated financial statements.

UPD HOLDING CORP.

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

UPD HOLDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES; GOING CONCERN (Continued)

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments include cash, accounts payable, accrued expenses and notes payable approximate their carrying amounts because of the short maturities of these instruments or because of restrictions.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share (ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. For the fiscal years ended June 30, 2016 and 2015, the impact of outstanding stock equivalents was 10,258,245 and 11,518,245,  respectively, which were excluded from the calculation of diluted EPS due to their anti-dilutive effect.

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

The Company did not recognize any stock-based administrative compensation for common stock options issued to administrative personnel and consultants during the years ended June 30, 2016 and 2015, respectively. Also during the years ended June 30, 2016 and 2015, the Company did not pay stock based compensation consisting of common stock issued to non-employees.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution.  At times, such balances may be in excess of any insured limits.

UPD HOLDING CORP.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2016 and 2015.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

During the fiscal year ended June 30, 2015, a shareholder contributed $100 to the Company to cover a deficit in the Company’s checking account. For the fiscal year ended June 30, 2016, the President has provided the Company rent at no charge.

NOTE 3 – INCOME TAXES

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes. As of June 30, 2016 and 2015 deferred tax assets consist of the following:

	2016	2015

Federal loss carryforwards	$48,944	$21,468
State loss carryforwards	—	—
Other	—	—
	48,944	21,468
Less: valuation allowances	—	(21,468)

	$48,944	$—

As a result of the Reverse Merger, the Company's ability to utilize the net operating losses of the predecessor company is unlikely under the Internal Revenue Code.  Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. As of June 30, 2016 and 2015, the Company's likely Federal and State net operating loss carryforwards were $139,840 and $61,338, respectively. The Company provided a valuation allowance equal to the deferred income tax asset for the year ended June 30, 2016 and 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The potential tax benefit arising from the loss carryforward will expire in 2035. Additionally, all annual tax returns have been filed.

NOTE 4 – STOCKHOLDERS’ EQUITY

Authorized Shares

At June 30, 2016, our authorized capital stock consists of 200,000,000 shares of Common Stock, par value of $.005, and 10,000,000 shares of Preferred Stock, par value $.01. At June 30, 2016 and 2015, there were 78,766,636 and 78,766,636 shares of Common Stock issued and outstanding, respectively, and no shares of Preferred Stock issued and outstanding.

UPD HOLDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock

At June 30, 2016, we had a total of 10,258,245 shares reserved for issuance pursuant to the 2,102,767 outstanding options and 8,155,478 outstanding warrants issued by the predecessor company. See “Options and Warrants” below for additional information.

Preferred Stock

The Company’s Board of Directors has the authority to divide the preferred stock shares into series and to fix the voting powers, designation, preference, and relative participating, option or other special rights, and the qualifications, limitations, or restrictions of the shares of any series so established.  The Company has issued no preferred stock shares as of June 30, 2016.

Common Stock Issuances

During the fiscal years ended June 30, 2016 and 2015, the Company recorded the issuance of shares of Common Stock as follows:

(a)	Effective as of July 1, 2014, the Company issued 36,600,000 shares of its Common Stock for cash of $6,200.
(b)	Effective as of February 2, 2015, the predecessor company issued 200,000 shares of Common Stock for cash of $10,000.
(c)	Effective as of March 16, 2015, as part of the Reverse Merger, 18,566,636 shares of Common Stock were retained by the shareholders of the predecessor company.

Options and Warrants

The Company did not issue any options or warrants during the years ended June 30, 2016 and 2015, respectively. As of March 16, 2015, the effective date of the Reverse Merger, the Company had 3,522,767 options outstanding pursuant to the predecessor company’s 1999 Equity Compensation Plan, of which 1,420,000 options have expired, leaving 2,102,767 options outstanding. In addition, as of the effective date of the Reverse Merger, the Company had 8,155,478 warrants outstanding issued by the predecessor company. These warrants expire in 2017. See “Options Granted by Predecessor Company Prior to Reverse Merger” and “Warrants Granted by Predecessor Company Prior to Reverse Merger” below for additional information. Also, additional information about the predecessor company’s options and warrants and expense calculations can be found in that company’s financial statements contained in its Annual Report on Form 10-K filed with the SEC on October 14, 2014.

Options Granted by Predecessor Company Prior to Reverse Merger

On July 13, 1999, the Board of Directors of the predecessor company authorized the 1999 Equity Compensation Plan (the “Plan”).  The Plan allowed for the award of incentive stock options, non-statutory stock options or restricted stock awards to certain employees, directors, consultants and independent contractors.  The predecessor company reserved an aggregate of 600,000 shares of common stock for distribution under the Plan.  Incentive stock options granted under the Plan may be granted to employees only, and may not have an exercise price less than the fair market value of the common stock on the date of grant. Options may be exercised on a one-for-one basis, with a maximum term of ten years from the date of grant.  Incentive stock options granted to employees generally vest annually over a four-year period.

UPD HOLDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Options Granted by Predecessor Company Prior to Reverse Merger (Continued)

A summary of the activity of options under the plan and non-statutory options granted outside the plan follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at June 30, 2014	3,522,767	$0.15
Granted	—	—
Exercised	—	—
Expired	(160,000)	0.51
Forfeited	—	—
Outstanding at June 30, 2015	3,362,767	$0.13
Granted	—	—
Exercised	—	—
Expired	(1,260,000)	0.13
Forfeited	—	—
Outstanding at June 30, 2016	2,102,767	$0.13

Additional information about outstanding options to purchase the Company’s common stock as of June 30, 2016 is as follows:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
	Number	Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Price	Shares	Life (Years)	Price	Value	Shares	Life (Years)	Price	Value

$0.25	750,000	0.03	$0.25	$—	750,000	0.03	$0.25	$—
$0.13-$0.16	152,767	1.04	$0.15	$—	152,767	1.04	$0.15	$—
$0.05	1,200,000	2.60	$0.05	$—	1,200,000	2.60	$0.05	$—
	2,102,767				2,102,767

The 1,200,000 options were granted to directors on February 3, 2014 and are exercisable at $0.05 for 5 years.

UPD HOLDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Warrants Granted by Predecessor Company Prior to Reverse Merger

Prior to the Reverse Merger, the predecessor company issued 8,155,478 Warrants primarily in connections with financing arrangements and consulting services. Activity relative to these warrants for the year ended June 30, 2016 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Warrants outstanding - June 30, 2014	8,155,478	$0.75
Granted	—	—
Expired	—	—

Warrants outstanding - June 30, 2015	8,155,478	$0.75
Granted	—	—
Expired	—	—

Warrants outstanding – June 30, 2016	8,155,478	$0.75

All the warrants outstanding as of June 30, 2016 are exercisable and expire in 2017.

NOTE 5 – SUBSEQUENT EVENTS

1.	On July 1, 2016 the Company sold 1,000,000 shares of its common stock at $0.025 per share in a private placement to raise additional working capital.

2.	On September 1, 2016 through unanimous approval by its Board, the Company opened an escrow to initiate a proposed funding arrangement for future capital demands. This $65,000 escrow was funded by two private placements which have convertible notes associated with them. The notes are convertible on March 1, 2017 at $0.0125 per share. $15,000 of the $65,000 private placement was funded by the Company’s President.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants during the last two fiscal years, and we have not had any material disagreements with our existing accountants during that time.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

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

Management conducted an evaluation of the effectiveness, as of June 30, 2016, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended June 30, 2016, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm is not required to issue, and has not issued, an attestation report on the Company’s internal control over financial reporting as of June 30, 2016.

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

Name	Age	Position	Director Since

Mark W. Conte	55	President, Chief Executive Officer, Director	March 16, 2015
Kevin J. Pikero	60	Chief Financial Officer, Director	March 16, 2015
Andrew D. Smith	57	Director	March 16, 2015

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

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to each named executive officer during each of the fiscal years ended June 30, 2016 and 2015.

Summary Compensation Table

			All Other
		Salary	Compensation	Total
Name and Principal Position	Year	($)	($)	($)

Andrew Ecclestone (1)	2016	$—	$—	$—
Chairman of the Board, Principal Executive Officer	2015	—	—	—

Fred Burstein (2)	2016	—	—	—
Director	2015	—	—	—

Kimberly A Conley (2)	2016	—	—	—
Principal Accounting Officer	2015	—	—	—

Mark W. Conte (3)	2016	—	—	—
President, Chief (Principal) Executive Officer, Director	2015	—	—	—

Kevin J. Pikero (3)	2016	—	—	—
Chief (Principal) Financial Officer and Director	2015	—	—	—

Andrew D. Smith (3)	2016	—	—	—
Director	2015	—	—	—

_________________

(1)	Mr. Ecclestone began serving as the Principal Executive Officer and President on August 26, 2013. He resigned on March 16, 2015.
(2)	Mr. Burstein and Ms. Conley resigned on March 16, 2015.
(3)	Messrs. Conte, Pikero and Smith were appointed to their positions on March 16, 2015.

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

The following table sets forth, as of June 30, 2016, certain information regarding beneficial ownership of our capital stock according to the information supplied to us, that were beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of each class of the Company’s outstanding voting stock, (ii) each director, (iii) each named executive officer identified in the Summary Compensation Table, and (iv) all named executive officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. There are not any pending or anticipated arrangements that may cause a change in control.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Nature of Security	Number of Shares	Percentage of Common Stock (1)

Mark W. Conte	Common Stock	3,900,000 (1)	5.0% (2)
President, Chief (Principal) Executive Officer, Director

Kevin J. Pikero	Common Stock	1,500,000 (1)	1.9%
Chief (Principal) Financial Officer and Director

Andrew D. Smith	Common Stock	3,900,000 (1)	5.0% (2)
Director

All directors and executive officers as a group (3 persons)	Common Stock	9,300,000 (1)	11.8%

___________________

(1)	Applicable percentage of ownership is based on 78,766,636 shares of common stock outstanding as of June 30, 2016, together with securities exercisable or convertible into shares of common stock within sixty (60) days of June 30, 2016, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of June 30, 2016, are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Currently none of the officers or directors of the Company hold options or warrants of the Company.
(2)	Share percentages reflect single digit rounding. Actual share ownership to two decimal points is less than 5.0%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company did not have any transactions during fiscal years 2016 and 2015 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $120,000.

Director Independence

Although the Company is not listed on a national securities exchange, in determining whether the members of our Board are independent, the Company has elected to use the definition of “independence” set forth by the NASDAQ Stock Market (“NASDAQ”) and the standards for independence established by NASDAQ. After review of relevant transactions or relationships between each director, or any of his family members, and the Company, its senior management and the Board, have determined that Andrew D. Smith is an independent director within the meaning of the applicable listing standards of NASDAQ. Mark W. Conte and Kevin J. Pikero are not independent directors under the NASDAQ standard based in part on their positions as executive officers and employees of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Company by MaloneBailey, LLP in relation to the audits and quarterly reviews of the Company for the fiscal years ended June 30, 2016 and 2015:

	Year Ended June 30, 2016	Year Ended June 30, 2015

Audit Fees (1)	$14,000	$8,000
Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0

_______________
(1)	Audit Fees. Audit fees include fees for professional services performed for the audit of our annual consolidated financial statements, review of quarterly consolidated financial statements included in our SEC filings, and assistance and issuance of consents associated with other SEC filings.
(2)	Audit-Related Fees. Audit-related fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance consulting on financial accounting/reporting standards.
(3)	Tax Fees. Tax fees primarily include professional services performed with respect to preparation of our federal and state tax returns for our consolidated subsidiaries.
(4)	All Other Fees. All other fees include products and services provided, other than the services reported comprising Audit Fees, Audit Related Fees and Tax Fees.

The Board of Directors has reviewed the services provided by MaloneBailey, LLP during the fiscal year ended June 30, 2016 and the amounts billed for such services, and after consideration, has determined that the receipt of these fees by MaloneBailey, LLP is compatible with the provision of independent audit services. The Board has discussed these services and fees with MaloneBailey, LLP and Company management to determine that they are appropriate under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as under guidelines of the American Institute of Certified Public Accountants.

Pre-Approval Policies and Procedures

The entire Board of Directors acts as the Company’s Audit Committee. The Audit Committee does not have a financial expert serving on its committee at this time due to the size and nature of the Company.

All audit and non-audit services are pre-approved by the Audit Committee, which consists of the members of the Board of Directors which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm.  The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies.  The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.  The Audit Committee has considered the role of MaloneBailey, LLP in providing services to us for the fiscal year ended June 30, 2016 and has concluded that such services are compatible with such firm’s independence.

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

UPD HOLDING CORP.

Date: October 13, 2016	By:	/s/ Mark W. Conte
Mark W. Conte
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 13, 2016	By:	/s/ Kevin J. Pikero
Kevin J. Pikero
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark W. Conte	President, Chief Executive Officer, Director	October 13, 2016
Mark W. Conte	(Principal Executive Officer)

/s/ Kevin J. Pikero	Chief Financial Officer, Director	October 13, 2016
Kevin J. Pikero	(Principal Financial Officer)

/s/ Andrew D. Smith	Director	October 13, 2016
Andrew D. Smith

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE

NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended June 30, 2016.

