Form 10-Q
period 2016-09-30
UPD HOLDING CORP.
filed 2016-11-14
CIK 836937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

As of November 14, 2016, the issuer had 79,766,636 shares of Common Stock outstanding, par value $.005 per share.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UPD HOLDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2016	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,076	$1,619

Total Current Assets	76,076	1,619

TOTAL ASSETS	$76,076	$1,619

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$24,743	$27,271
Accrued Interest	11,193	360
Accrued Liabilities	5,400	5,400
Convertible Notes Payable - Related Party	15,000	—
Convertible Notes Payable	50,000	—

Total Current Liabilities	106,336	33,031

TOTAL LIABILITIES	$106,336	$33,031

(Continued)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

	September 30,	June 30,
	2016	2016
	(Unaudited)

STOCKHOLDERS’ DEFICIT:
Common stock, $.005 par value 200,000,000 authorized: 79,766,636 and 78,766,636 issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	398,833	393,833
Preferred stock, $.01 par value 10,000,000 authorized: none issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	—	—
Additional paid-in capital	(265,405)	(285,405)
Accumulated deficit	(168,688)	(139,840)

TOTAL STOCKHOLDERS’ DEFICIT	(30,260)	(31,412)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$76,076	$1,619

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2016	2015

COSTS AND EXPENSES:
General and Administrative	$3,312	$3,337
Professional Fees	9,703	9,255

OPERATING LOSS	13,015	12,592

NET LOSS FROM OPERATIONS	(13,015)	(12,592)

OTHER INCOME (EXPENSE):
Interest income	—	10
Interest expense	(10,833)	—
Total Other Income (Expense)	(10,833)	10

NET LOSS	$(23,848)	$(12,582)

BASIC AND DILUTED PER SHARE DATA:
Net Loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	79,755,766	78,766,636

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,848)	$(12,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts Payable	(2,528)	—
Accrued Interest	10,833	—

Net Cash Used in Operating Activities	(15,543)	(12,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Stock	25,000	—
Proceeds from Convertible Notes Payable - Related Party	15,000	—
Proceeds from Convertible Notes Payable	50,000	—

Net Cash Provided by Financing Activities	90,000	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	74,457	(12,582)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,619	64,638
CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,076	$52,056

he accompanying notes are an integral part of the unaudited consolidated financial statements.

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

On March 16, 2015, the Company issued to the IMET 16 shareholders of record an aggregate of 60,000,000 shares, or 76.2% of the Company’s common stock. Prior to the close of the reverse merger, IMET had 10,000,000 common shares outstanding immediately prior to the merger and net liabilities of $20,500. Prior to closing, the predecessor company had 18,566,636 shares outstanding and net assets of $89,615, of which $85,378 was cash and $4,237 was non-cash. As a result of the closing of this transaction, IMET is now a wholly owned subsidiary of the Company and its business and operations represent those of the Company

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of the Company with IMET considered the accounting acquirer, and the financial statements of the accounting acquirer become the financial statements of the registrant. This transaction is hereinafter referred to as the “Reverse Merger.” The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 60,000,000 common shares issued to the shareholders of IMET in conjunction with the share exchange transaction have been presented as outstanding for all periods.

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

Beneficial Conversion Feature

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended September 30, 2016, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission on October 13, 2016.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2016, the President has provided the Company rent at no charge.

On September 1, 2016, through unanimous approval by its Board, the Company opened an escrow to initiate a proposed funding arrangement for future capital demands. The related party portion of this escrow consists of a convertible note which matures March 1, 2017. If not repaid by maturity, the note is convertible into 1,200,000 common shares at $0.0125 per share. If share conversion is not elected, then interest will be due at the face value of the original note of $15,000.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging” and determined that the instrument does not qualify for derivative accounting.

The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does have a beneficial conversion feature equivalent. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

UPD HOLDING CORP.

AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCKHOLDERS’ EQUITY

Authorized Shares

At September 30, 2016, our authorized capital stock consists of 200,000,000 shares of Common Stock, par value of $.005, and 10,000,000 shares of Preferred Stock, par value $.01. The Company’s Board of Directors has the authority to divide the preferred stock shares into series and to fix the voting powers, designation, preference, and relative participating, option or other special rights, and the qualifications, limitations, or restrictions of the shares of any series so established.

Common Stock

At September 30, 2016 and 2015, there were 79,766,636 and 78,766,636 shares of Common Stock issued and outstanding, respectively.

At September 30, 2016, we had a total of 9,508,515 shares reserved for issuance pursuant to the 1,352,767 outstanding options and 8,155,478 outstanding warrants issued by the predecessor company. See “Options and Warrants” below for additional information.

On July 1, 2016 the Company sold 1,000,000 shares of its common stock at $0.025 per share in a private placement to raise additional working capital.

Preferred Stock

The Company has not issued any shares of preferred stock as of September 30, 2016.

Options and Warrants

The Company did not issue any options or warrants during the three months ended September 30, 2016.

As of March 16, 2015, the effective date of the Reverse Merger, the Company had 3,522,767 options outstanding pursuant to the predecessor company’s 1999 Equity Compensation Plan, of which 2,170,000 options have expired, leaving 1,352,767 options outstanding as of September 30, 2016.

In addition, as of the effective date of the Reverse Merger, the Company had 8,155,478 warrants outstanding issued by the predecessor company. These warrants expire in 2017.

Additional information about the predecessor company’s options and warrants and expense calculations can be found in that company’s financial statements contained in its Annual Report on Form 10-K filed with the SEC on October 14, 2014 and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission on October 13, 2016.

NOTE 4 – CONVERTIBLE NOTE

On September 1, 2016, through unanimous approval by its Board, the Company opened an escrow to initiate a proposed funding arrangement for future capital demands. A single private placement provided $50,000 of this escrow in the form of a convertible note. This convertible note matures on March 1, 2017. If not repaid by maturity, the note is convertible into 4,000,000 common shares at $0.0125 per share. If share conversion is not elected, then interest will be due at the face value of the original note of $50,000.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging” and determined that the instrument does not qualify for derivative accounting.

UPD HOLDING CORP.

AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONVERTIBLE NOTE (Continued)

The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does have a beneficial conversion feature equivalent. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, and with our audited financial statements included in our Form 10-K for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission on October 13, 2016.

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

RESULTS OF OPERATIONS

General and Administrative Expenses

For the three months ended September 30, 2016 and 2015, we have recorded operating expenses of $13,015 and $12,592, respectively, consisting primarily of general and administrative expenses along with professional fees all of which are associated with maintaining the Company as a publicly traded entity.

Net Loss

For the three months ended September 30, 2016 and 2015, we have recorded a net loss of $23,848 and $12,582, respectively.

Liquidity and Capital Resources

At September 30, 2016, the Company does not currently engage in any business activities that generate cash flow. As of September 30, 2016, the Company had current assets of $76,076, current liabilities of $106,336, and a working capital deficit of $30,260.

Over the next twelve months, we have estimated that in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, as amended, we will require cash for general and administrative expenses and professional fees, which include accounting, legal and other professional fees, as well as filing fees. We believe we will be able to meet these costs through the use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations. As a result, the Company’s independent registered public accounting firm has issued going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2016.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2016, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission on October 13, 2016, describes our significant accounting policies which are reviewed by management on a regular basis.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 1, 2016, through unanimous approval by its Board, the Company opened a $65,000 escrow to initiate a proposed funding arrangement for future capital demands. This $65,000 escrow was funded by two private placements which have convertible notes associated with them (the “Notes”).  The Notes are convertible on March 1, 2017 at $0.0125 per share. At September 30, 2016, the Company had a total of 5,200,000 shares reserved for issuance upon conversion of the Notes. $15,000 of the $65,000 private placement was funded by the Company’s President.

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

UPD HOLDING CORP.

Dated: November 14, 2016	By:	/s/ Mark W. Conte
Mark W. Conte President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2016	By:	/s/ Kevin J. Pikero
Kevin J. Pikero Chief Financial Officer (Principal Financial and Accounting Officer)

