Form 10-Q
period 2016-12-31
UPD HOLDING CORP.
filed 2017-02-14
CIK 836937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016
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

As of February 14, 2017, the issuer had 79,766,636 shares of Common Stock outstanding, par value $.005 per share.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UPD HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2016	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,712	$1,619

Total Current Assets	68,712	1,619

TOTAL ASSETS	$68,712	$1,619

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$35,226	$27,271
Accrued Interest	43,692	360
Accrued Liabilities	5,400	5,400
Convertible Notes Payable - Related Party	15,000	—
Convertible Notes Payable	50,000	—

Total Current Liabilities	149,318	33,031

TOTAL LIABILITIES	$149,318	$33,031

STOCKHOLDERS’ DEFICIT:

Preferred stock, $.01 par value 10,000,000 authorized: 0 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	—	—
Common stock, $.005 par value 200,000,000 authorized: 79,766,636 and 78,766,636 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	398,833	393,833
Additional paid-in capital	(265,405)	(285,405)
Accumulated deficit	(214,034)	(139,840)

TOTAL STOCKHOLDERS’ DEFICIT	(80,606)	(31,412)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$68,712	$1,619

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

COSTS AND EXPENSES:
General and Administrative	$342	$7,952	$3,654	$11,289
Professional Fees	17,505	16,245	27,208	25,500

OPERATING LOSS	(17,847)	(24,197)	(30,862)	(36,789)

NET LOSS FROM OPERATIONS

OTHER INCOME (EXPENSE):
Interest income	—	4	—	14
Interest expense	32,499	—	43,332	—
Total Other Income (Expense)	(32,499)	4	(43,332)	14

NET LOSS	$(50,346)	$(24,193)	$(74,194)	$(36,775)

BASIC AND DILUTED PER SHARE DATA:
Net Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding, basic and diluted	79,766,636	78,766,636	79,761,201	78,766,636

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,194)	$(36,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts Payable	7,955	—
Accrued Interest	43,332	—

Net Cash Used in Operating Activities	(22,907)	(36,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Stock	25,000	—
Proceeds from Convertible Notes Payable - Related Party	15.000	—
Proceeds from Convertible Notes Payable	50,000	—

Net Cash Provided by Financing Activities	90,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	67,093	(36,775)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,619	64,638
CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,712	$27,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended December 31, 2016, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission on October 13, 2016.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

For the six months ended December 31, 2016, the President has provided the Company rent at no charge.

On September 1, 2016, through unanimous approval by its Board, the Company opened an escrow to initiate a proposed funding arrangement for future capital demands. The related party portion of this escrow consists of a $15,000 convertible Note held by the Company’s President which matures March 1, 2017. If not repaid by maturity, the note is convertible into 1,200,000 common shares at $0.0125 per share. If share conversion is not elected, then interest will be due in the amount of $15,000.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Authorized Shares

At December 31, 2016, our authorized capital stock consists of 200,000,000 shares of Common Stock, par value of $.005, and 10,000,000 shares of Preferred Stock, par value $.01. The Company’s Board of Directors has the authority to divide the preferred stock shares into series and to fix the voting powers, designation, preference, and relative participating, option or other special rights, and the qualifications, limitations, or restrictions of the shares of any series so established.

Common Stock

At December 31, 2016 and 2015, there were 79,766,636 and 78,766,636 shares of Common Stock issued and outstanding, respectively.

At December 31, 2016, we had a total of 9,508,245 shares reserved for issuance pursuant to the 1,352,767 outstanding options and 8,155,478 outstanding warrants issued by the predecessor company. See “Options and Warrants” below for additional information.

On July 1, 2016 the Company sold 1,000,000 shares of its common stock at $0.025 per share in a private placement to raise additional working capital.

Preferred Stock

The Company has not issued any shares of preferred stock as of December 31, 2016.

Options and Warrants

The Company did not issue any options or warrants during the six months ended December 31, 2016.

As of March 16, 2015, the effective date of the Reverse Merger, the Company had 3,522,767 options outstanding pursuant to the predecessor company’s 1999 Equity Compensation Plan, of which 2,170,000 options have expired, leaving 1,352,767 options outstanding as of December 31, 2016.

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

RESULTS OF OPERATIONS

General and Administrative Expenses

For the three months ended December 31, 2106 and 2015, we have recorded operating expenses of $17,847 and $24,197, respectively, consisting primarily of general and administrative expenses along with professional fees all of which are associated with maintaining the Company as a publicly traded entity.

For the six months ended December 31, 2016 and 2015, we have recorded operating expenses of $30,862 and $36,789, respectively, consisting primarily of general and administrative expenses along with professional fees all of which are associated with maintaining the Company as a publicly traded entity.

Net Loss

For the three months ended December 31, 2016 and 2015, we have recorded a net loss of $50,346 and $24,193, respectively.

For the six months ended December 31, 2016 and 2015, we have recorded a net loss of $74,194 and $36,775, respectively.

Liquidity and Capital Resources

At December 31, 2016, the Company does not currently engage in any business activities that generate cash flow. As of December 31, 2016, the Company had current assets of $68,712 current liabilities of $149,318, and a working capital deficit of $80,606.

On September 1, 2016, through unanimous approval by its Board, the Company opened a $65,000 escrow to initiate a proposed funding arrangement for future capital demands. This $65,000 escrow was funded by two private placements which have convertible notes associated with them (the “Notes”).  The Company's efforts to secure funding are continuing and the Company is hopeful, without assurance, that substantial funding will be obtained in the near future.

The Notes are convertible on March 1, 2017 at $0.0125 per share. If share conversion is not elected, then interest will be due on the Notes in the amount of $65,000. At December 31, 2016, the Company had a total of 5,200,000 shares reserved for issuance upon conversion of the Notes. $15,000 of the $65,000 private placement was funded by the Company’s President.

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

Off-Balance Sheet Arrangements

During the six months ended December 31, 2016, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UPD HOLDING CORP.

Dated: February 14, 2017	By:	/s/ Mark W. Conte
Mark W. Conte President and Chief Executive Officer (Principal Executive Officer)

Dated: February 14, 2017	By:	/s/ Kevin J. Pikero
Kevin J. Pikero Chief Financial Officer (Principal Financial and Accounting Officer)