Form 10-Q
period 2017-03-31
UPD HOLDING CORP.
filed 2017-05-15
CIK 836937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of May 15, 2017, the issuer had 79,766,636 shares of Common Stock outstanding, par value $.005 per share.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UPD HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,037	$1,619

Total Current Assets	66,037	1,619

TOTAL ASSETS	$66,037	$1,619

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$39,188	$27,271
Accrued Interest	65,358	360
Accrued Liabilities	5,400	5,400
Convertible Notes Payable - Related Party	15,000	—
Convertible Notes Payable	50,000	—

Total Current Liabilities	174,946	33,031

TOTAL LIABILITIES	$174,946	$33,031

STOCKHOLDERS’ DEFICIT:
Common stock, $.005 par value 200,000,000 authorized: 79,766,636 and 78,766,636 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	398,833	393,833
Preferred stock, $.01 par value 10,000,000 authorized: 0 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	—	—
Additional paid-in capital	(265,405)	(285,405)
Accumulated deficit	(242,337)	(139,840)

TOTAL STOCKHOLDERS’ DEFICIT	(108,909)	(31,412)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$66,037	$1,619

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

COSTS AND EXPENSES:
General and Administrative	$365	$6,351	$4,019	$17,640
Professional Fees	6,272	16,615	33,480	42,115

OPERATING LOSS	(6,637)	(22,966)	(37,499)	(59,755)

NET LOSS FROM OPERATIONS

OTHER INCOME (EXPENSE):
Interest income	—	2	—	16
Interest expense	21,666	—	64,998	—
Total Other Income (Expense)	(21,666)	2	(64,998)	16

NET LOSS	$(28,303)	$(22,964)	$(102,497)	$(59,739)

BASIC AND DILUTED PER SHARE DATA:
Net Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding, basic and diluted	79,766,636	78,766,636	79,766,636	78,766,636

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(102,497)	$(59,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts Payable	11,917	—
Accrued Interest	64,998	9,195

Net Cash Used in Operating Activities	(25,582)	(50,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Stock	25,000	—
Proceeds from Convertible Notes Payable - Related Party	15.000	—
Proceeds from Convertible Notes Payable	50,000	—

Net Cash Provided by Financing Activities	90,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	64,418	(50,544)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,619	64,638
CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,037	$14,094

INTEREST PAID:	$0	$0
TAXES PAID:	$0	$0

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine-month period ended March 31, 2017, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission on October 13, 2016.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

For the nine months ended March 31, 2017, the President has provided the Company rent at no charge.

On September 1, 2016, through unanimous approval by its Board, the Company opened an escrow to initiate a proposed funding arrangement for future capital demands. The related party portion of this escrow consists of a $15,000 convertible Note held by the Company’s President which matured March 1, 2017. As a result of this date expiring, the President extended the maturity of the note to September 1, 2017.  If not repaid by maturity, the note is convertible into 1,200,000 common shares at $0.0125 per share. If share conversion is not elected, then interest will be due in the amount of $15,000.

As of March 31, 2017, we owed Mr. Conte $3,366 in administrative expenses paid on our behalf. The amount is recorded in accounts payable and is due upon demand and non-interest bearing.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Authorized Shares

At March 31, 2017, our authorized capital stock consists of 200,000,000 shares of Common Stock, par value of $.005, and 10,000,000 shares of Preferred Stock, par value $.01. The Company’s Board of Directors has the authority to divide the preferred stock shares into series and to fix the voting powers, designation, preference, and relative participating, option or other special rights, and the qualifications, limitations, or restrictions of the shares of any series so established.

Common Stock

At March 31, 2017 and 2016, there were 79,766,636 and 78,766,636 shares of Common Stock issued and outstanding, respectively.

At March 31, 2017, we had a total of 9,508,245 shares reserved for issuance pursuant to the 1,352,767 outstanding options and 8,155,478 outstanding warrants issued by the predecessor company. See “Options and Warrants” below for additional information.

On July 1, 2016, the Company sold 1,000,000 shares of its common stock at $0.025 per share in a private placement to raise an additional $25,000 of working capital.

Preferred Stock

The Company has not issued any shares of preferred stock as of March 31, 2017.

Options and Warrants

The Company did not issue any options or warrants during the nine months ended March 31, 2017.

As of March 16, 2015, the effective date of the Reverse Merger, the Company had 3,522,767 options outstanding pursuant to the predecessor company’s 1999 Equity Compensation Plan, of which 2,170,000 options have expired, leaving 1,352,767 options outstanding as of March 31, 2017.

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

NOTE 4 – CONVERTIBLE NOTE

On September 1, 2016, through unanimous approval by its Board, the Company opened an escrow to initiate a proposed funding arrangement for future capital demands. A single private placement provided $50,000 of this escrow in the form of a convertible note. This convertible note matured on March 1, 2017. As a result of this date expiring, the single private placement has executed a six-month taking the mature date out to September 1, 2017. If not repaid by maturity, the note is convertible into 4,000,000 common shares at $0.0125 per share. If share conversion is not elected, then interest will be due at the face value of the original note of $50,000.

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

Name Change

On December 30, 2015, the Company filed Articles of Merger (the “Merger”) with the Nevada Secretary of State. The Merger was between the Company and our wholly-owned subsidiary, UPD Holding Corp. (the “Subsidiary”). Pursuant to Nevada corporate law, we amended our Articles of Incorporation by the Merger to change our name to UPD Holding Corp. We believe our new name more properly indicates our current lines of business because the Company has not been in the water and beverage industry since 2012. “UPD” stands for United Product Development which is the name of one of our wholly-owned subsidiaries. On March 1, 2017, FINRA successfully grated the company a new trading symbol (UPDH).

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

The Company was hopeful that it was going to be able to secure its new website, marketing program, and product manufacturing schedules to begin marketing our products within six months of the closing of the Exchange. In reality, these details are taking more time to prepare and thus the Company is now targeting some initial product and marketing launches in 2017.

IMET License Agreement

IMET entered into a license with IMI, a Nevada limited liability company, on July 22, 2013 (the “License”).  In the License, IMI granted to IMET the exclusive licenses to use, produce, market and sell: (i) five marks (the “Licensed Marks”); (ii) four books written by Dr. Sasse (the “Licensed Content”); and (iii) approximately 150 supplements and foods created and previously sold by IMI (the “Licensed Articles”).  The Licensed Marks include the trademark “iMetabolic”; the domain name “www.imetabolic.com”; the trademark “iMetabolic Catalyst”; and a trademark and domain name related to Dr. Sasse.  The License had a term of three years, commencing on July 1, 2013 (the “Initial Term”), with a provision stating that the term of the License would automatically become perpetual if IMET sold $3.0 Million of Licensed Content or Licensed Articles before July 1, 2016. As a result of this date passing, an extension was executed until December 31, 2018. IMET is to bear all expenses of the creation and sale of the Licensed Content and Licensed Articles.  The License contains other provisions standard in licenses.

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

RESULTS OF OPERATIONS

General and Administrative Expenses

For the three months ended March 31, 2017 and 2016, we recorded operating expenses of $6,637 and $22,966, respectively.  For nine months ended March 31, 2017 and 2016, we have recorded operating expenses $37,499 and $59,755, respectively. Both the three and nine month periods consist primarily of general and administrative expenses along with professional fees all of which are associated with maintaining the Company as a publicly traded entity.

Net Loss

For the three months ended March 31, 2017 and 2016, we recorded a net of $28,303 and $22,964, respectively. For the nine months ended March 31, 2017 and 2016, we recorded a net loss of $102,497 and $59,739, respectively.

Liquidity and Capital Resources

At March 31, 2017, the Company does not currently engage in any business activities that generate cash flow. As of March 31, 2017, the Company had current assets of $66,037; current liabilities of $174,946; and a working capital deficit of $108,909.

On September 1, 2016, through unanimous approval by its Board, the Company opened a $65,000 escrow to initiate a proposed funding arrangement for future capital demands. This $65,000 escrow was funded by two private placements which have convertible notes associated with them (the “Notes”).  The Notes were convertible on March 1, 2017 at $0.0125 per share. These notes have since been extended at the same terms for an additional six months’ time moving the expiration to September 1, 2017.  If share conversion is not elected, then interest will be due on the Notes in the amount of $65,000. At December 31, 2016, the Company had a total of 5,200,000 shares reserved for issuance upon conversion of the Notes. $15,000 of the $65,000 private placement was funded by the Company’s President.

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

Off-Balance Sheet Arrangements

During the nine months ended March 31, 2017, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UPD HOLDING CORP.

Dated: May 15, 2017	By:	/s/ Mark W. Conte
Mark W. Conte President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2017	By:	/s/ Kevin J. Pikero
Kevin J. Pikero Chief Financial Officer (Principal Financial and Accounting Officer)