Form 10-K
period 2017-06-30
UPD HOLDING CORP.
filed 2017-10-13
CIK 836937

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Index to Consolidated Financial Statements

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrants most recently completed fourth fiscal quarter), was approximately $414,787 based on the last trading price of the registrant’s common stock of $0.0052 as reported on the OTC Bulletin Board on such date.

As of October 13, 2017, the registrant had 81,266,636 shares of its $.005 par value common stock issued and outstanding.

Documents incorporated by reference:  None.

Index to Consolidated Financial Statements

UPD HOLDING CORP.

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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

 Name Change

On December 30, 2015, the Company filed Articles of Merger (the “Merger”) with the Nevada Secretary of State. The Merger was between the Company and our wholly-owned subsidiary, UPD Holding Corp. (the “Subsidiary”). Pursuant to Nevada corporate law, we amended our Articles of Incorporation by the Merger to change our name to UPD Holding Corp. We believe our new name more properly indicates our current lines of business because the Company has not been in the water and beverage industry since 2012. “UPD” stands for United Product Development which is the name of one of our wholly-owned subsidiaries. We applied to FINRA to have our common stock traded under the new name and symbol UPDH. FINRA granted this new symbol on March 1, 2017.

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

Index to Consolidated Financial Statements

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

During 2014, the trademark “iMetabolic” expired at the U.S. Patent and Trademark Office.  In conjunction with the closing of the Exchange, IMI re-applied for that trademark and the service mark "iMetabolic" on December 16, 2014.  In May 2015, we engaged Drinker, Biddle & Reath, LLP to correspond with the U.S. Patent and Trademark Office regarding our application.  As of April 19, 2016, the Company was awarded Registration Number 4,941,53 in the Class 5 Category.  Additionally, on September 6, 2016, the Company was awarded Registration Number 5,034,186 in the Class 44 Category.  At this juncture, the Company has succeeded in reclaiming both marks for consideration in its future operations.

Index to Consolidated Financial Statements

Plan of Operation

At June 30, 2017, the Company does not currently engage in any business activities that generate cash flow. As of June 30, 2017, the Company had $65,308 in cash and cash equivalents.

Over the next 12 months we anticipate our operating expenses will include: (i) general and administrative expenses, (ii) any officer, director and/or consulting fees, and (ii) costs associated with maintaining the Company as a publicly traded entity, including the filing of Exchange Act reports. We believe we will be able to meet these costs through the use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations.  Accordingly, the Company’s financial condition could require that it seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of its operations. As a result, the Company’s independent registered public accounting firm has issued going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2017.

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

Index to Consolidated Financial Statements

Available Information

The Company is a Nevada corporation with its principal executive office located at 75 Pringle Way, 8th Floor, Suite 804, Reno, Nevada 89502 and its telephone number is (775) 829-7999 x112.

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

Index to Consolidated Financial Statements

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

	Price Range
Fiscal Year Ended June 30, 2017:	High	Low

Quarter Ended:
September 30, 2016	$0.04	$0.0025
December 31, 2016	$0.025	$0.0111
March 31, 2017	$0.0369	$0.007
June 30, 2017	$0.01	$0.0042

Fiscal Year Ended June 30, 2016:

Quarter Ended:
September 30, 2015	$0.05	$0.05
December 31, 2015	$0.23	$0.23
March 31, 2016	$0.0216	$0.0216
June 30, 2016	$0.04	$0.04

Holders

As of June 30, 2017, there were approximately 178 holders of record of our common stock. This does not include beneficial owners holding stock in street name.

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

Index to Consolidated Financial Statements

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

RESULTS OF OPERATIONS

Fiscal year ended June 30, 2017 compared to fiscal year ended June 30, 2016.

General and Administrative Expenses

For the fiscal years ended June 30, 2017 and 2016, we have recorded operating expenses of $39,242 and $78,518 respectively, consisting primarily of general and administrative expenses along with professional fees all of which are associated with maintaining the Company as a publicly traded entity.

Net Loss

For the fiscal years ended June 30, 2017 and 2016, we have recorded a net loss of $104,240 and $78,502 respectively.

Liquidity and Capital Resources

As of June 30, 2017, the Company had current assets of $65,308 and working capital deficit of $(110,652). Over the next twelve months, we have estimated that in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for general and administrative expenses and professional fees, which include accounting, legal and other professional fees, as well as filing fees. We believe we will be able to meet these costs through the use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations.

Accumulated Deficit & Stockholder’s Equity

For the fiscal years ended June 30, 2017 and 2016, the Company reported Accumulated Deficits of $244,080 and $139,840 respectively.

Index to Consolidated Financial Statements

For the fiscal years ended June 30, 2017 and 2016, the Company reported Stockholders’ Equity (Deficits) of $(110,652) and $(31,412) respectively.

Off-Balance Sheet Arrangements

During the fiscal years ended June 30, 2017 and 2016, we did not engage in any off-balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the year ended June 30, 2017, describes our significant accounting policies which are reviewed by management on a regular basis.

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

Index to Consolidated Financial Statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UPD HOLDING CORP.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’
UPD Holding Corp and Subsidiaries
Reno, NV.

We have audited the accompanying consolidated balance sheets of UPD Holding Corp. and Subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the UPD Holding Corp. and Subsidiaries as of June 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue source, suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas
October 13, 2017

Index to Consolidated Financial Statements

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UPD HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,308	$1,619

Total current assets	65,308	1,619

TOTAL ASSETS	$65,308	$1,619

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$40,202	$27,271
Accrued liabilities	70,758	5,760
Convertible note payable	50,000	—
Convertible note payable – related party	15,000	—
Total current liabilities	175,960	33,031

Total Liabilities	$175,960	$33,031

STOCKHOLDERS’ DEFICIT:
Common stock, $.005 par value 200,000,000 authorized: 79,766,636 and 78,766,636 issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	398,833	393,833
Preferred stock, $.01 par value 10,000,000 authorized: none issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	—	—
Additional paid-in capital	(265,405)	(285,405)
Accumulated deficit	(244,080)	(139,840)

Total stockholders’ deficit	(110,652)	(31,412)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$65,308	$1,619

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements

UPD HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2017	2016

OPERATING EXPENSES:
General and administrative	$4,348	$78,518
Professional fees	34,894	—

Total Operating Expenses	39,242	78,518

OPERATING LOSS	(39,242)	(78,518)

OTHER INCOME:
Interest Income	—	16

Total Other Income	—	16

OTHER EXPENSE:
Interest Expense	(64,998)	—
Total Other Expense	(64,998)	—

NET LOSS	$(104,240)	$(78,502)

BASIC AND DILUTED PER SHARE DATA:
Net Loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	79,750,198	78,766,636

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements

UPD HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at June 30, 2015	78,766,636	393,833	(285,405)	(61,338)	47,090
Net loss	—	—	—	(78,502)	(78,502)
Balances at June 30, 2016	78,766,636	$393,833	$(285,405)	(139,840)	(31,412)
Common stock issued for cash	1,000,000	5,000	20,000	—	25,000
Net loss	—	—	—	(104,240)	(104,240)
Balances at June 30, 2017	79,766,636	$398,833	$(265,405)	(244,080)	(110,652)

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements

UPD HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(104,240)	$(78,502)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts Payable	12,931	15,483
Accrued Interest	64,998

Net Cash Used In Operating Activities	(26,311)	(63,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	25,000	—
Proceeds from Convertible Notes Payable – Related Party	15,000	—
Proceeds from Convertible Notes Payable	50,000	—

Net Cash Provided by Financing Activities	90,000	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	63,689	(63,019)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,619	64,638
CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,308	$1,619

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements

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

On March 16, 2015, the Company issued to the IMET 16 shareholders of record an aggregate of 60,000,000 shares, or 76.2% of the Company’s common stock. Prior to the close of the reverse merger, IMET had 10,000,000 common shares outstanding immediately prior to the merger and net liabilities of $20,500. Prior to closing, the predecessor company had 18,566,636 shares outstanding and net assets of $85,378, of which $89,615 was cash and $4,237 was non-cash. As a result of the closing of this transaction, IMET is now a wholly owned subsidiary of the Company and its business and operations represent those of the “Company.”

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

Related Parties

The Company enters into transactions with affiliated entities, or “related parties,” which are recorded net as “Due to Related Parties” in the accompanying Consolidated Balance Sheets. Related party disclosures are governed by ASC Topic 850, Related Party Disclosures. Refer to Note 2 –“Related Party Transactions” for additional information regarding the Company’s related party transactions.

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

Index to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers those short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents. At times, cash in banks may be in excess of the FDIC limits. The Company has $65,000 in an unrestricted escrow account pending its ongoing funding negotiation.

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

As required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company's financial instruments consist primarily of cash and cash equivalents, restricted cash receivable and accounts payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share (ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. For the fiscal years ended June 30, 2017 and 2016, the impact of outstanding stock equivalents was 5,733,515 and 10,258,245 respectively.

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

Index to Consolidated Financial Statements

The Company did not recognize any stock-based administrative compensation for common stock options issued to administrative personnel and consultants during the years ended June 30, 2017 and 2016, respectively. Also during the years ended June 30, 2017 and 2016, the Company did not pay stock based compensation consisting of common stock issued to non-employees.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2017 and 2016.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern, has reoccurring net losses and net capital deficiency.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The June 30, 2017 financial statements do not include any adjustments that might be necessary if UPD Holding Corp. is unable to continue as a going concern.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

For the twelve months ended June 30, 2017 and 2016, the President has provided the Company rent at no charge. We believe that the offices are adequate to meet our current operational requirements. We do not own any real property.

Index to Consolidated Financial Statements

On September 1, 2016, through unanimous approval by it Board, the Company opened an escrow to initiate a proposed funding arrangement for future capital demands. The related party portion of this escrow consists of a $15,000 convertible Note held by the Company’s President which matured March 1, 2017.  As a result of this date expiring, the President extended the maturity of the note to April 1, 2018. The Company analyzed the extension under ASC 470-50 and concluded that this modification was not considered to be substantial.  If not repaid by maturity, the note is convertible into 1,875,000 common shares at $0.0125 per share. If share conversion is not elected, then interest will be due in the amount of $15,000.

As of June 30, 2017, we owed Mark Conte, our President and Chief Executive Officer, $11,796 in administrative expenses paid on our behalf. The amount is recorded in accounts payable, and is due upon demand and non-interest bearing.

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

NOTE 3 – CONVERTIBLE DEBT

On September 1, 2016, through unanimous approval by its Board, the Company opened an escrow to initiate a proposed funding arrangement for future capital demands. A single private placement provided $50,000 of this escrow in the form of a convertible note. This convertible note matured on March 1, 2017. As a result of this date expiring, the single private placement has executed an extension of the maturity of the note to April 1, 2018.  If not repaid by maturity, the note is convertible into 4,000,000 common shares at $0.0125 per share. If share conversion is not elected, then interest will be due at the face value of the original note of $50,000.

NOTE 4 – INCOME TAXES

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes. As of June 30, 2017 and 2016 deferred tax assets consist of the following:

	2017	2016

Federal loss carryforwards	$85,428	$48,944
State loss carryforwards	—	—
Other	—	—
	85,428	48,944
Less: valuation allowances	(85,428)	(48,944)

	$—	$—

As a result of the Reverse Merger, the Company's ability to utilize the net operating losses of the predecessor company is unlikely under the Internal Revenue Code.  Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. As of June 30, 2017 and 2016, the Company's likely Federal and State net operating loss carryforwards were $244,080 and $139,840, respectively. The Company provided a valuation allowance equal to the deferred income tax asset for the year ended June 30, 2017 and 2016 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The potential tax benefit arising from the loss carryforward will expire in 2035. Additionally, all annual tax returns have been filed and the last two years are open for inspection should the need arise.

Index to Consolidated Financial Statements

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Shares

At June 30, 2017, our authorized capital stock consists of 200,000,000 shares of Common Stock, par value of $.005, and 10,000,000 shares of Preferred Stock, par value $.01. At June 30, 2017 and 2016, there were 79,766,636 and 78,766,636 shares of Common Stock issued and outstanding, respectively, and no shares of Preferred Stock issued and outstanding.

Common Stock

At June 30, 2017, we had a total of 1,232,767 shares reserved for issuance pursuant to the 1,232,767 outstanding options and 4,500,748 outstanding warrants issued by the predecessor company. See “Options and Warrants” below for additional information.

At June 30, 2016, we had a total of 10,258,245 shares reserved for issuance pursuant to the 2,102,767 outstanding options and 8,155,478 outstanding warrants issued by the predecessor company. See “Options and Warrants” below for additional information.

Preferred Stock

The Company’s Board of Directors has the authority to divide the preferred stock shares into series and to fix the voting powers, designation, preference, and relative participating, option or other special rights, and the qualifications, limitations, or restrictions of the shares of any series so established.  The Company has issued no preferred stock shares as of June 30, 2017.

Common Stock Issuances

During the fiscal years ended June 30, 2017 and 2016, the Company recorded the issuance of shares of Common Stock as follows:

(a)	Effective as of July 1, 2016, the Company issued 1,000,000 shares of its Common Stock for cash of $25,000.

Options and Warrants

The Company did not grant any options or warrants during the years ended June 30, 2017 and 2016, respectively. As of March 16, 2015, the effective date of the Reverse Merger, the Company had 2,102,767 options outstanding pursuant to the predecessor company’s 1999 Equity Compensation Plan, of which 870,000 options have expired, leaving 1,232,767 options outstanding. In addition, as of the effective date of the Reverse Merger, the Company had 8,155,478 warrants outstanding issued by the predecessor company. Since the Reverse Merger, 3,655,000 have expired and 4,500,748 remain. This remaining balance expires in late 2017 and early 2018. See “Options Granted by Predecessor Company Prior to Reverse Merger” and “Warrants Granted by Predecessor Company Prior to Reverse Merger” below for additional information. Also, additional information about the predecessor company’s options and warrants and expense calculations can be found in that company’s financial statements contained in its Annual Report on Form 10-K filed with the SEC on October 14, 2014.

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

Index to Consolidated Financial Statements

A summary of the activity of options under the plan and non-statutory options granted outside the plan follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at June 30, 2015	3,362,767	$0.13
Granted	—	—
Exercised	—	—
Expired	(1,260,000)	0.13
Forfeited	—	—
Outstanding at June 30, 2016	2,102,767	$0.13
Granted	—	—
Exercised	—	—
Expired	(870,000)	0.24
Forfeited	—	—
Outstanding at June 30, 2017	1,232,767	$0.01

Additional information about outstanding options to purchase the Company’s common stock as of June 30, 2017 is as follows:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
	Number	Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Price	Shares	Life (Years)	Price	Value	Shares	Life (Years)	Price	Value

$0.13	32,767	0.17	$0.13	$—	32,767	0.17	$0.13	$—
$0.05	1,200,000	1.60	$0.05	$—	1,200,000	1.60	$0.05	$—
	1,232,767				1,232,767

The 1,200,000 options were granted to directors on February 3, 2014 and are exercisable at $0.05 for 5 years.

Additional information about outstanding options to purchase the Company’s common stock as of June 30, 2016 is as follows:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
	Number	Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Price	Shares	Life (Years)	Price	Value	Shares	Life (Years)	Price	Value

$0.25	750,000	0.03	$0.25	$—	750,000	0.03	$0.25	$—
$0.13-$0.16	152,767	1.04	$0.15	$—	152,767	1.04	$0.15	$—
$0.05	1,200,000	2.60	$0.05	$—	1,200,000	2.60	$0.05	$—
	2,102,767				2,102,767
The options were granted to directors on February 3, 2014 and are exercisable at $0.05 for 5 years.

Index to Consolidated Financial Statements

Warrants Granted by Predecessor Company Prior to Reverse Merger

Prior to the Reverse Merger, the predecessor company issued 8,155,478 Warrants primarily in connections with financing arrangements and consulting services. Activity relative to these warrants for the year ended June 30, 2017 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Warrants outstanding - June 30, 2015	8,155,748	$0.75
Granted	—	—
Expired	—	—

Warrants outstanding - June 30, 2016	8,155,478	$0.75
Granted	—	—
Expired	3,655,000	0.75

Warrants outstanding – June 30, 2017	4,500,748	$0.75

All the warrants outstanding as of June 30, 2017 are exercisable and expire in 2017 and 2018.

Additional information about outstanding warrants to purchase the Company’s outstanding warrants as of June 30, 2017 is as follows:

	Warrants Outstanding				Warrants Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
	Number	Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Price	Warrants	Life (Years)	Price	Value	Warrants	Life (Years)	Price	Value

$0.75	4,500,748	0.01	$0.75	$—	4,500,748	0.01	$0.75	$—
	4,500,748				4.500,748

Additional information about outstanding warrants to purchase the Company’s outstanding warrants as of June 30, 2016 is as follows:

	Warrants Outstanding				Warrants Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
	Number	Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Price	Warrants	Life (Years)	Price	Value	Warrants	Life (Years)	Price	Value

$0.75	8,155,478	0.03	$0.75	$—	8,155,478	0.03	$0.75	$—
	8.155.478				8.155.478

NOTE 6 - SUBSEQUENT EVENTS

As a result of the Company’s ongoing financing activities, the two convertible promissory notes were extended to April 1, 2018.

On September 22, 2017, the Company entered into a consulting agreement with Sage Intergroup. 1,500,000 shares were issued in conjunction with the execution of this agreement and a monthly payment of $31,250, payable in arrears was agreed upon for 12 months with the facility to renegotiate from time to time to adjust for increased or decreased demands upon the Consultant.

Index to Consolidated Financial Statements

On October 6, 2017, the Company loaned Record Street Brewing, a Company of which UPD’s CEO is a minority shareholder, $20,000 at the Applicable Federal Rate for the month of October 2017 and a maturity date of October 6, 2018.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants during the last two fiscal years, and we have not had any material disagreements with our existing accountants during that time.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

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

Management conducted an evaluation of the effectiveness, as of June 30, 2017, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that, as of June 30, 2017, our internal controls over financial reporting were not effective due to the size and nature of the existing business operation for the following reasons:  lack of segregation of duties; lack of multiple levels of review; insufficient written policies and procedures for accounting and financial reporting; and lack of an independent director or audit committee.  Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Index to Consolidated Financial Statements

Changes in Internal Control Over Financial Reporting

During the fiscal year ended June 30, 2017, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm is not required to issue, and has not issued, an attestation report on the Company’s internal control over financial reporting as of June 30, 2017.

ITEM 9B.	OTHER INFORMATION

None.

Index to Consolidated Financial Statements

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position	Director Since

Mark W. Conte	56	President, Chief Executive Officer, Director	March 16, 2015
Kevin J. Pikero	61	Chief Financial Officer, Director	March 16, 2015
Andrew D. Smith	58	Director	March 16, 2015

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

Index to Consolidated Financial Statements

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

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be affected on terms at least as favorable to us as those available from unrelated third parties.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires the Company’s officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and beneficial owners of more than ten percent of the Common Stock are required by SEC regulations to furnish the Company with copies of all reports that they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during fiscal 2017 its current officers, directors and beneficial owners of more than ten percent of the Common Stock complied with all applicable Section 16(a) filing requirements.

Index to Consolidated Financial Statements

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to each named executive officer during each of the fiscal years ended June 30, 2017 and 2016.

Summary Compensation Table

			All Other
		Salary	Compensation	Total
Name and Principal Position	Year	($)	($)	($)

Mark W. Conte (1)	2017	—	—	—
President, Chief (Principal) Executive Officer, Director	2016	—	—	—

Kevin J. Pikero (1)	2017	—	—	—
Chief (Principal) Financial Officer and Director	2016	—	—	—

Andrew D. Smith (1)	2017	—	—	—
Director	2016	—	—	—
_________________

(1)	Messrs. Conte, Pikero and Smith were appointed to their positions on March 16, 2015.

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

The following table sets forth, as of June 30, 2017, certain information regarding beneficial ownership of our capital stock according to the information supplied to us, that were beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of each class of the Company’s outstanding voting stock, (ii) each director, (iii) each named executive officer identified in the Summary Compensation Table, and (iv) all named executive officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. There are not any pending or anticipated arrangements that may cause a change in control.

Index to Consolidated Financial Statements

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
___________________
(1)
Applicable percentage of ownership is based on 79,766,636 shares of common stock outstanding as of June 30, 2017, together with securities exercisable or convertible into shares of common stock within sixty (60) days of June 30, 2017, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of June 30, 2017, are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Currently none of the officers or directors of the Company hold options or warrants of the Company.

(2)	Share percentages reflect single digit rounding. Actual share ownership to two decimal points is less than 5.0%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company did not have any transactions during fiscal years 2017 and 2016 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $120,000.

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

Index to Consolidated Financial Statements

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Company by MaloneBailey, LLP in relation to the audits and quarterly reviews of the Company for the fiscal years ended June 30, 2017 and 2016:

	Year Ended June 30, 2017	Year Ended June 30, 2016

Audit Fees (1)	$17,000	$14,000
Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$800	$0
All Other Fees (4)	$0	$0

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

The Board of Directors has reviewed the services provided by MaloneBailey, LLP during the fiscal year ended June 30, 2017 and the amounts billed for such services, and after consideration, has determined that the receipt of these fees by MaloneBailey, LLP is compatible with the provision of independent audit services. The Board has discussed these services and fees with MaloneBailey, LLP and Company management to determine that they are appropriate under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as under guidelines of the American Institute of Certified Public Accountants.

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

Index to Consolidated Financial Statements

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

Financial Statement Schedules

None.

Index to Consolidated Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPD HOLDING CORP.

Date: October 13, 2017	By:	/s/ Mark W. Conte
Mark W. Conte
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 13, 2017	By:	/s/ Kevin J. Pikero
Kevin J. Pikero
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark W. Conte	President, Chief Executive Officer, Director	October 13, 2017
Mark W. Conte	(Principal Executive Officer)

/s/ Kevin J. Pikero	Chief Financial Officer, Director	October 13, 2017
Kevin J. Pikero	(Principal Financial Officer)

/s/ Andrew D. Smith	Director	October 13, 2017
Andrew D. Smith

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended June 30, 2016.