Form 10-Q
period 2017-09-30
UPD HOLDING CORP.
filed 2017-11-14
CIK 836937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

775-829-7999 x112
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of September 29, 2017 (the last business day of the registrants most recently completed fourth fiscal quarter), was approximately $3,453,832 based on the last trading price of the registrant’s common stock of $0.0425 as reported on the OTC Bulletin Board on such date.

As of November 13, 2017, the issuer had 81,366,636 shares of Common Stock outstanding, par value $.005 per share.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UPD HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2017	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$110,120	$65,308
Other Current Assets
Note Receivables	15,000	—

Total Current Assets	125,120	65,308

TOTAL ASSETS	$125,120	$65,308

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$33,028	$40,202
Accrued Liabilities	70,758	70,758
Convertible Notes Payable - Related Party	15,000	15,000
Convertible Notes Payable	50,000	50,000
Note Payable	100,000	—
Total Current Liabilities	268,786	175,960

TOTAL LIABILITIES	$268,786	$175,960

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value 10,000,000 authorized: 0 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	—	—
Common stock, $.005 par value 200,000,000 authorized: 81,266,636 and 79,766,636 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	406,333	398,833
Additional paid-in capital	(272,072)	(265,405)
Accumulated deficit	(277,927)	(244,080)

TOTAL STOCKHOLDERS’ DEFICIT	(143,666)	(110,652)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$125,120	$65,308

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2017	2016

OPERATING EXPENSES:
General and Administrative	$1,094	$3,312
Professional Fees	32,392	9,703

OPERATING LOSS	33,486	13,015

NET LOSS FROM OPERATIONS	(33,486)	(13,015)

OTHER INCOME (EXPENSE):
Interest expense	(361)	(10,833)
Total Other Income (Expense)	(361)	(10,833)

NET LOSS	$(33,847)	$(23,848)

BASIC AND DILUTED PER SHARE DATA:
Net Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding, basic and diluted	79,897,071	79,755,766

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,847)	$(23,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	833	—
Changes in operating assets and liabilities:
Accounts Payable	(7,174)	(2,528)
Accrued Interest	—	10,833

Net Cash Used in Operating Activities	(40,188)	(15,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of Note Receivable	(15,000)	—
Net Cash Used in Investing Activities	(15,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Stock	—	25,000
Proceeds from Convertible Notes Payable - Related Party	—	15,000
Proceeds from Notes Payable	100,000	50,000

Net Cash Provided by Financing Activities	100,000	90,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	44,812	74,457
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	65,308	1,619
CASH AND CASH EQUIVALENTS, END OF PERIOD	$110,120	$76,076

INTEREST PAID:	$—	$—
TAXES PAID:	$—	$—

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

Going Concern

The Company’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern, has recurring net losses and net capital deficiency.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The September 30, 2017 financial statements do not include any adjustments that might be necessary if UPD Holding Corp. is unable to continue as a going concern.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended September 30, 2017, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission on October 13, 2017.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2017, the President has provided the Company rent at no charge. We believe that the offices are adequate to meet our current operational requirements. We do not own any real property.

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

As of September 30, 2017, we owed Mr. Conte $10,875 in administrative expenses paid on our behalf. The amount is recorded in accounts payable and is due upon demand and non-interest bearing.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Authorized Shares

At September 30, 2017, our authorized capital stock consists of 200,000,000 shares of Common Stock, par value of $.005, and 10,000,000 shares of Preferred Stock, par value $.01. The Company’s Board of Directors has the authority to divide the preferred stock shares into series and to fix the voting powers, designation, preference, and relative participating, option or other special rights, and the qualifications, limitations, or restrictions of the shares of any series so established.

Common Stock

At September 30, 2017 and June 30, 2017, there were 81,266,636 and 79,766,636 shares of Common Stock issued and outstanding, respectively.

At September 30, 2017, we had a total of 2,466,358 shares reserved for issuance pursuant to the 1,200,000 outstanding options and 1,266,358 outstanding warrants issued by the predecessor company. See “Options and Warrants” below for additional information.

On September 22, 2017, the Company entered into a consulting agreement with Sage Intergroup, Inc. for services related to investor relations. As part of this agreement, the Company issues 1.5M shares of the Issuer’s common stock, $0.005 par value. The value of the shares is $37,500 which is amortized over the 12-month term of the agreement. The Company accounted for $833 in stock based compensation and the unamortized stock compensation expense as of September 30, 2017 is $36,667.

Preferred Stock

The Company has not issued any shares of preferred stock as of September 30, 2017.

Options and Warrants

The Company did not issue any options or warrants during the nine months ended September 30, 2017.

As of March 16, 2015, the effective date of the Reverse Merger, the Company had 3,522,767 options outstanding pursuant to the predecessor company’s 1999 Equity Compensation Plan, of which 2,322,767 options have expired, leaving 1,200,000 options outstanding as of September 30, 2017.

In addition, as of the effective date of the Reverse Merger, the Company had 8,155,478 warrants outstanding issued by the predecessor company. Since the Reverse Merger, 6,889,390 have expired and 1,266,358 remain. This remaining balance expires in late 2017 and early 2018.

Additional information about the predecessor company’s options and warrants and expense calculations can be found in that company’s financial statements contained in its Annual Report on Form 10-K filed with the SEC on October 14, 2014 and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission on October 13, 2017.

NOTE 4 – NOTE RECEIVABLE

On September 21, 2017, the Company loaned Record Street Brewing, a Company of which UPD’s CEO is a minority shareholder, $15,000 on a note due October 6, 2018. The interest through and including the Maturity Date shall accrue at a simple interest rate equal to the Applicable Federal Rate as published by the Internal Revenue Service in respect to the month during which the loan was made, calculated on the basis of a 365-day year and actual days elapsed. The Company considered variable interest entity accounting and concluded that it does not apply.

NOTE 5 – CONVERTIBLE NOTE

On September 1, 2016, through unanimous approval by its Board, the Company opened an escrow to initiate a proposed funding arrangement for future capital demands. A single private placement provided $50,000 of this escrow in the form of a convertible note. This convertible note matured on March 1, 2017. As a result of this date expiring, the single private placement has executed an extension taking the mature date out to April 1, 2018. If not repaid by maturity, the note is convertible into 4,000,000 common shares at $0.0125 per share. If share conversion is not elected, then interest will be due at the face value of the original note of $50,000.

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

NOTE 6 – NOTE  PAYABLE

On September 15, 2017, the Company entered into a Promissory Note. A single private placement provided $100,000 for funding of future projects and expenses. This note matures on September 15, 2018 with accrued interest equal to 12% per annum, calculated on the basis of a 365-day year and actual days elapsed, and thus is due and owing on the Maturity Date.

NOTE 7 – SUBSEQUENT EVENTS

On November 3, 2017, the Company entered a Convertible Promissory Note with an investor for the principal sum of $10,000. The effective interest rate is 12%, with a maturity date of October 31, 2018, at a conversion share price at $0.10 per share with an effective conversion to 112,500 shares.

On November 1, 2017, the Company entered a Convertible Promissory Note with an investor for the principal sum of $75,000. The effective interest rate is 15%, with a maturity date of October 31, 2018, at a conversion share price of $0.10 per share with an effective conversion to 862,500 shares.

On October 10, 2017, the Company entered into a Stock Purchase Agreement with an investor for the principal sum of $10,000 at a share price of $0.10 resulting in 100,000 shares.

Per Note 4 above, on September 21, 2017, The Company loaned Record Street Brewing $15,000 on a note due October 6, 2018. Subsequently, an additional $5,000 was loaned on October 4; $10,000 on October 17; and $5,495 on October 23.  All three of these additional payments were added to the note due October 6, 2018, under the same terms discussed in Note 4. An additional $35,000 was loaned on November 7, 2017 and will be held under similar terms with a Maturity Date of November 6, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, and with our audited financial statements included in our Form 10-K for the fiscal year ended June 30, 2017, filed with the Securities and Exchange Commission on October 13, 2017.

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

Name Change

On December 30, 2015, the Company filed Articles of Merger (the “Merger”) with the Nevada Secretary of State. The Merger was between the Company and our wholly-owned subsidiary, UPD Holding Corp. (the “Subsidiary”). Pursuant to Nevada corporate law, we amended our Articles of Incorporation by the Merger to change our name to UPD Holding Corp. We believe our new name more properly indicates our current lines of business because the Company has not been in the water and beverage industry since 2012. “UPD” stands for United Product Development which is the name of one of our wholly-owned subsidiaries. On March 1, 2017, FINRA successfully grated the company a new trading symbol (UPDC).

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

RESULTS OF OPERATIONS

General and Administrative Expenses

For the three months ended September 30, 2017 and 2016, we recorded operating expenses of $33,486 and $13,015, respectively. Both consist primarily of general and administrative expenses along with professional fees all of which are associated with maintaining the Company as a publicly traded entity.

Net Loss

For the three months ended September 30, 2017 and 2016, we recorded a net of $33,847 and $23,848, respectively.

Liquidity and Capital Resources

At September 30, 2017, the Company does not currently engage in any business activities that generate cash flow. As of September 30, 2017, the Company had current assets of $125,120; current liabilities of $268,786; and a working capital deficit of $143,666.

On September 1, 2016, through unanimous approval by its Board, the Company opened a $65,000 escrow to initiate a proposed funding arrangement for future capital demands. This $65,000 escrow was funded by two private placements which have convertible notes associated with them (the “Notes”).  These notes have since been extended at the same terms for an additional period of time moving the expiration to April 1, 2018. If share conversion is not elected, then interest will be due on the Notes in the amount of $65,000. At September 30, 2017, the Company had a total of 5,200,000 shares reserved for issuance upon conversion of the Notes. $15,000 of the $65,000 private placement was funded by the Company’s President.

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2017, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission on October 13, 2017, describes our significant accounting policies which are reviewed by management on a regular basis.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UPD HOLDING CORP.

Dated: November 13, 2017	By:	/s/ Mark W. Conte
Mark W. Conte President and Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2017	By:	/s/ Kevin J. Pikero
Kevin J. Pikero Chief Financial Officer (Principal Financial and Accounting Officer)