Form 10-Q
period 2017-12-31
UPD HOLDING CORP.
filed 2018-02-23
CIK 836937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017
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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of December 29, 2017 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $3,227,333 based on the last trading price of the registrant’s common stock of $0.02 as reported on the OTC Bulletin Board on such date.

As of February 20, 2018, the issuer had 161,266,636 shares of Common Stock outstanding, par value $.005 per share.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UPD HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2017	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$102,990	$65,308
Supply Materials	22,000
Total Current Assets	124,990	65,308

Fixed Assets		—
Fixed Assets, net	110,333
Total Fixed Assets	110,333

Other Assets
Goodwill	730,620	—
Intangible Assets, net	1,243,462	—
Total Other Assets	1,974,082

TOTAL ASSETS	$2,209,405	$65,308

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued Interest	$72,486	$—
Accounts Payable	109,154	40,202
Accrued Liabilities	5,400	70,758
Convertible Notes Payable - Related Party	15,000	15,000
Convertible Notes Payable	290,000	50,000
Due to Shareholder(s)	63,641	—
Note Payable	460,000	—
Note Payable – Related Party	10,000	—

Total Current Liabilities	1,025,681	175,960

TOTAL LIABILITIES	$1,025,681	$175,960

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value 10,000,000 authorized: 0 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	—	—
Common stock, $.005 par value 200,000,000 authorized: 161,266,636 and 79,766,636 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	806,333	398,833
Additional paid-in capital	937,303	(265,405)
Accumulated deficit	(559,912)	(244,080)

TOTAL STOCKHOLDERS’ EQUITY	1,183,724	(110,652)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,209,405	$65,308

The accompanying notes are an integral part of the unaudited consolidated financial statements.

 UPD HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

COSTS AND EXPENSES:
General and Administrative	$580	$342	$841	$3,654
Professional Fees	75,213	17,505	108,438	27,208

OPERATING LOSS	(75,793)	(17,847)	(109,279)	(30,862)

NET LOSS FROM OPERATIONS	(75,793)	(17,847)	(109,279)	(30,862)

OTHER EXPENSE:
Bad debt Expense	199,064	-	199,064	-
Interest expense	7,128	32,499	7,489	43,332
Total Other Expense	(206,192)	(32,499)	(206,553)	(43,332)

NET LOSS	(281,985)	(50,346)	(315,832)	(74,194)

BASIC AND DILUTED PER SHARE DATA:
Net Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding, basic and diluted	80,701,419	79,766,636	81,016,636	79,761,201

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(315,832)	$(74,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	10,208	-
Bad Debt Expense	199,064
Changes in operating assets and liabilities:
Accounts Payable	(20,943)	7,955
Accrued Interest	7,128	43,332
Net Cash Used in Operating Activities	(120,375)	(22,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	17,121	-
Issuance of note receivable	(199,064)	-
Net Cash Used in Investing Activities	(181,943)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-	25,000
Proceeds from Convertible Notes Payable - Related Party	-	15,000
Proceeds from Convertible Notes Payable	240,000	-
Proceeds from Notes Payable	100,000	50,000

Net Cash Provided by Financing Activities	340,000	90,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	37,682	67,093
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	65,308	1,619
CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,990	$68,712

INTEREST PAID:	$-	$-
TAXES PAID:	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of Record Street Brewing by issuing 80,000,000 shares of common stock	$1,600,000	$-

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

On January 8, 2018, the Company filed an 8-K with the Securities and Exchange Commission on announcing the closing of its Agreement of Exchange and Plan of Reorganization dated December 31, 2017 between UPD Holding Corp. and Record Street Brewing (“RSB”). An audit of Record Street Brewing (“RSB”) is ongoing and expected to consummate not later than March 15, 2018. Therefore, a possibility exists that certain financial aspects could be subject to revision.

Going Concern

The Company’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern, has recurring net losses and net capital deficiency.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The December 31, 2017 financial statements do not include any adjustments that might be necessary if UPD Holding Corp. is unable to continue as a going concern.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six-month period ended December 31, 2017, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission on October 13, 2017.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

For the six months ended December 31, 2017, the President has provided the Company rent at no charge. We believe that the offices are adequate to meet our current operational requirements. We do not own any real property.

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

On December 31, 2017 when the Company acquired Record Street Brewing (“RSB), the Company assumed a note from a related party, Terie Ogle in the amount of $10,000. This note is currently held at zero percent interest, does not have a term and is unsecured. Also, on December 31, 2017 upon the acquisition of Record Street by the Company, two unsecured liabilities, without a term, representing outstanding payables were assumed on behalf of “RSB” shareholders, Corletto and Ogle in the amounts of $34,980 and $28,661, respectively.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging” and determined that the instrument does not qualify for derivative accounting.

NOTE 3 – STOCKHOLDERS’ EQUITY

Authorized Shares

At December 31, 2017, our authorized capital stock consists of 200,000,000 shares of Common Stock, par value of $.005, and 10,000,000 shares of Preferred Stock, par value $.01. The Company’s Board of Directors has the authority to divide the preferred stock shares into series and to fix the voting powers, designation, preference, and relative participating, option or other special rights, and the qualifications, limitations, or restrictions of the shares of any series so established.

Common Stock

At December 31, 2017 and June 30, 2017, there were 161,266,636 and 79,766,636 shares of Common Stock issued and outstanding, respectively.

At December 31, 2017, we had a total of 1,700,000 shares reserved for issuance pursuant to the 1,200,000 outstanding options and 500,000 outstanding warrants issued by the predecessor company. See “Options and Warrants” below for additional information.

On September 22, 2017, the Company entered into a consulting agreement with Sage Intergroup, Inc. for services related to investor relations. As part of this agreement, the Company issues 1.5M shares of the Issuer’s common stock, $0.005 par value. The value of the shares is $37,500 which is amortized over the 12-month term of the agreement. The Company accounted for $10,208 in stock-based compensation and the unamortized stock compensation expense as of December 31, 2017 is $27,292.

 Preferred Stock

The Company has not issued any shares of preferred stock as of December 31, 2017.

Options and Warrants

The Company did not issue any options or warrants during the six months ended December 31, 2017.

As of March 16, 2015, the effective date of the Reverse Merger, the Company had 3,522,767 options outstanding pursuant to the predecessor company’s 1999 Equity Compensation Plan, of which 2,322,767 options have expired, leaving 1,200,000 options outstanding as of December 31, 2017. These remaining options have a life span to Q1 2019.

In addition, as of the effective date of the Reverse Merger, the Company had 8,155,478 warrants outstanding issued by the predecessor company. Since the Reverse Merger, 7,655,478 have expired and 500,000 remain. This remaining balance expires in Q1 2018.

Additional information about the predecessor company’s options and warrants and expense calculations can be found in that company’s financial statements contained in its Annual Report on Form 10-K filed with the SEC on October 14, 2014 and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission on October 13, 2017.

NOTE 4 – ACQUISITION

On December 31, 2017 the Company completed its acquisition of RSB, a startup contract brewery based in Reno, NV.  The aggregate purchase price for the transaction was $1,600,000 of equity equal to 80,000,000 shares of the Company’s common stock based on a closing stock price of $0.02 per share on December 29, 2017.  The Company and RSB agreed to merge to increase the product portfolio of the Company.  The Company gained control of RSB at the time of the acquisition through an exchange of 16,000 shares of the Company’s common stock per share outstanding of RSB.  100% of RSB’s voting equity was exchanged in the transaction.  The transaction took place at the end of operations for the quarter and as such no revenue or earnings from RSB are included in the Consolidated Statements of Operations presented above. The Company accounted for the transaction in accordance with ASC 805, Business Combinations.

The total consideration given to the former members of RSB has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their estimated fair values as of the date of the acquisition.  Because of the complexities involved with performing the valuation, the Company has recorded the tangible and intangible assets acquired and liabilities assumed based upon their preliminary fair values as of December 31, 2017.  The preliminary measurements of fair value were based upon estimates of management and are subject to change within the measurement period (up to one year from the acquisition date).  The Company expects appraisals of tangible and intangible assets and working capital adjustments to be finalized during the fourth quarter of fiscal 2018.

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities of RSB assumed at the acquisition date:

Consideration:
Fair value of equity consideration paid	$1,600,000

Recognized preliminary amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash	$17,121
Current Assets	22,000
Furniture & Equipment	110,333
Identifiable intangible assets	1,243,462
Accounts payable	(89,895)
Notes payable to related parties	(73,641)
Other current liabilities	(360,000)
Preliminary estimate of the fair value of assets acquired and liabilities assumed	869,380
Goodwill	730,620
Total purchase price	$1,600,000

The fair value of the identifiable intangible assets was determined based on the following approaches:

Lease Purchase – The value attributed to RSB’s Lease Purchase option was determined by fair market values over the current tenure of the existing lease purchase which survives until December 31, 2018.

Rent Abatement – The value attributed to RSB’s Rent Abatement was determined by assessing the fair market value of the space over the course of 2018 which the current lease purchase agreement documents.

Licensing Agreement – The value of RSB’s Licensing Agreement with Young’s Market was determined by examining operating metrics of small breweries.

The fair value of the intangible assets is being amortized using the straight-line method to general and administrative expenses over their useful lives. In the course of management’s preliminary assessment of the intangible assets acquired it was estimated that the range of useful lives of intangible assets is 1-5 years.  Indefinite-lived intangible assets are not amortized, but instead are evaluated for potential impairment on an annual basis in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other.  Goodwill of $730,620 arising from the acquisition consists of expected synergies as well as intangible assets that do not qualify for separate recognition.  The goodwill acquired is expected to be deductible for income tax purposes.

Pro Forma Financial Information (unaudited):

The following unaudited pro forma consolidated results of operations for the three and six months ended December 31, 2017 and 2016, assumes that the acquisition of RSB occurred as of July 1, 2016.  The unaudited pro forma financial information combines historical results of UPD Holding Corp. and RSB.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2017 or the results that may occur in the future:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net Sales	$540	$-	$2,176	$-
Net (loss) income	(413,408)	(50,376)	(519,343)	(81,723)
Net (loss) income attributable to UPD Holding Corp.	(281,985)	(50,346)	(315,832)	(74,194)
Basic and Diluted (loss) earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NOTE 5 – NOTES RECEIVABLE

The following notes were executed between Record Street Brewing (“RSB”) and the Company during the second quarter of fiscal 2018, at the Index of Applicable Federal Rates (AFR) Rulings for each applicable month in question for the period of 12 months. As a result of the Company’s announcement on January 5, 2018, in a filed an 8-K with the Securities and Exchange Commission announcing the closing of its Agreement of Exchange and Plan of Reorganization dated December 31, 2017 between UPD Holding Corp. and Record Street Brewing (“RSB”), these notes were expensed as a result of said merger.

Date	Days	IRS | Fed Rate	Amount | Borrowed
10/1/2017	91	0.1270	$15,000
10/5/2017	87	0.1270	$5,000
10/17/2017	75	0.1270	$10,000
10/23/2017	69	0.1270	$5,495
11/7/2017	54	0.1380	$35,000
11/28/2017	33	0.1380	$82,500
12/1/2017	30	0.1520	$16,569
12/11/2017	20	0.1520	$7,500
12/22/2017	9	0.1520	$5,000
12/28/2017	3	0.1520	$17,000

			$199,064

NOTE 6 – CONVERTIBLE NOTES

On September 1, 2016, through unanimous approval by its Board, the Company opened an escrow to initiate a proposed funding arrangement for future capital demands. A single private placement provided $50,000 of this escrow in the form of an unsecured convertible note. This convertible note matured on March 1, 2017. As a result of this date expiring, the single private placement has executed an extension taking the mature date out to April 1, 2018. If not repaid by maturity, the note is convertible into 4,000,000 common shares at $0.0125 per share. If share conversion is not elected, then interest will be due at the face value of the original note of $50,000.

In the second quarter ending December 31, 2017, the Company entered two (2), unsecured Convertible Promissory Notes with investor Richard Wells totaling a principal sum of $75,000 each. The effective interest rate is 15%, with maturity dates of October 31, 2018 and November 18, 2018, effectively, at a conversion share price at $0.10 per share with an effective conversion to 862,500 shares, each, respectively. Additionally, the Company entered seven (7), unsecured Convertible Promissory Notes with investors totaling a principal sum of $90,000. The effective interest rate is 12%, with various maturity dates out as far as December 27, 2018, at a conversion share price at $0.10 per share with an effective conversion to 1,008,000 shares. Details are as follows:

Convertible Note Detail

Date	Last	First	Amount	Shares	Rate	Total w/Interest	Total Convertible	Maturity Date
10/10/2017	Wells	Richard	$10,000	100000	0.12	$11,200	112000	10/9/2018
11/1/2017	Wells	Richard	$75,000	750000	0.15	$86,250	862500	10/31/2018
11/3/2017	Richardson	Huxley	$10,000	100000	0.12	$11,200	112000	11/2/2018
11/13/2017	Wells	Richard	$75,000	750000	0.15	$86,250	862500	11/12/2018
11/16/2017	Heefner	Thomas	$5,000	50000	0.12	$5,600	56000	11/15/2018
11/17/2017	Richardson	Huxley	$10,000	100000	0.12	$11,200	112000	11/16/2018
12/21/2017	Heefner	Thomas	$15,000	150000	0.12	$16,800	168000	12/20/2018
12/22/2017	Richardson	Huxley	$20,000	200000	0.12	$22,400	224000	12/21/2018
12/28/2017	Heefner	Thomas	$20,000	200000	0.12	$22,400	224000	12/27/2018

			$240,000				2,733,000

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging” and determined that the instruments do not qualify for derivative accounting.

The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does have a beneficial conversion feature equivalent. The conversion price is out-of-money on the issuance date of the note, thus there is no value to the beneficial conversion feature.

NOTE 7 – NOTE PAYABLE

On September 15, 2017, the Company entered into a Promissory Note. A single private placement provided $100,000 for funding of future projects and expenses. This unsecured note matures on September 15, 2018 with accrued interest equal to 12% per annum, calculated on the basis of a 365-day year and actual days elapsed, and thus is due and owing on the Maturity Date.

On December 31, 2017 when the Company acquired Record Street Brewing (“RSB), the Company assumed a note from Jason Klore in the amount of $10,000. This note is currently held at zero percent interest, does not have a term and is unsecured. Also, on December 31, 2107 upon the acquisition of Record Street by the Company, three additional unsecured liabilities were assumed. The first was executed on October 1, 2017 to Ian Maddan in the amount of $100,000, fixed at 12% interest for one (1) year. The second was executed on October 1, 2017 to Mike Maddan in the amount of $150,000, fixed at 12% interest for one (1) year. The third was executed on October 1, 2017 to Mike & Linda Maddan in the amount of $100,000, fixed at 18% interest for one (1) year.

NOTE 8 – SUBSEQUENT EVENTS

Between 1/1/2018 and 2/20/2018, the Company entered eleven (11) Convertible Promissory Notes with investors totaling a principal sum of $82,500. The effective interest rate is 12%, with various maturity dates out as far as February 14, 2019, at a conversion share price at $0.10 per share with an effective conversion to 924,000 shares.

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

The Company was hopeful that it was going to be able to secure its new website, marketing program, and product manufacturing schedules to begin marketing our products within six months of the closing of the Exchange. In reality, these details are taking more time to prepare and thus the Company is now targeting some initial product and marketing launches in late 2018.

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

RESULTS OF OPERATIONS

General and Administrative Expenses

For the six months ended December 31, 2017 and 2016, we recorded operating expenses of $99,904 and $30,862, respectively. Both consist primarily of general and administrative expenses along with professional fees all of which are associated with maintaining the Company as a publicly traded entity.

Net Loss

For the six months ended December 31, 2017 and 2016, the company recorded a net of $107,393 and $74,174, respectively.

Liquidity and Capital Resources

At December 31, 2017, the Company does not currently engage in any business activities that generate cash flow. As of December 31, 2017, the Company had current assets of $107,869; current liabilities of $1,028,755; and positive working capital of $37,681.

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

Off-Balance Sheet Arrangements

During the six months ended December 31, 2017, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2017, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.3
Agreement of Exchange and Plan of Reorganization dated Decmeber 31, 2017 between Registrant and RSB. (Incorporated by reference to Exhibit 2.3 of the Current Report on Form 8-K filed on January 8, 2018)

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

UPD HOLDING CORP.

Dated: February 20, 2018	By:	/s/ Mark W. Conte
Mark W. Conte President and Chief Executive Officer (Principal Executive Officer)

Dated: February 20, 2018	By:	/s/ Kevin J. Pikero
Kevin J. Pikero Chief Financial Officer (Principal Financial and Accounting Officer)