Form 10-Q
period 2018-03-31
UPD HOLDING CORP.
filed 2018-06-04
CIK 836937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of March 29, 2018 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $5,163,733 based on the last trading price of the registrant’s common stock of $0.032 as reported on the OTC Bulletin Board on such date.

As of June 4, 2018, the issuer had 161,266,636 shares of Common Stock outstanding, par value $.005 per share.

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

UPD HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31, 2018	June 30, 2017

ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$88,581	$65,308
Inventory	180,649	-
Other current assets	22,000	-
Total Current Assets	291,230	65,308
Property, plant and equipment, net	389,967	-
Goodwill	492,762	-
Intangible Assets, net	1,243,462	-
Total noncurrent assets	2,126,191	-
TOTAL ASSETS	$2,417,421	$65,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued Interest	$86,027	$-
Accounts Payable	331,818	40,202
Accrued Liabilities	5,400	70,758
Convertible Notes Payable - Related Party	40,000	15,000
Convertible Notes Payable	497,500	50,000
Due to Shareholder(s)	67,501	-
Note Payable	360,000	-
Note Payable – Related Party	10,000	-
Total Current Liabilities	1,398,246	175,960

TOTAL LIABILITIES	1,398,246	175,960

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value 10,000,000 authorized: 0 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	-	-
Common stock, $.005 par value 200,000,000 authorized: 161,266,636 and 79,766,636 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	806,333	398,833
Additional paid-in capital	946,678	(265,405)
Accumulated deficit	(733,836)	(244,080)

TOTAL STOCKHOLDERS’ EQUITY	1,019,175	(110,652)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,417,421	$65,308

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Sales	$2,103	$-	$2,103	$-
Cost of sales	(14,503)	-	(14,503)	-
Gross Profit	(12,400)	-	(12,400)	-
Operating expenses:
General, and administrative expense	(74,064)	(365)	(74,905)	(4,019)
Professional fees	(56,345)	(6,272)	(164,783)	(33,480)
Total operating expenses	(130,409)	(6,637)	(239,688)	(37,499)
Operating income	(142,809)	(6,637)	(252,088)	(37,499)
Other expenses:
Bad debt Expense	-	-	(199,064)	-
Interest expense	(31,115)	(21,666)	(38,604)	(64,998)
Total other expenses	(31,115)	(21,666)	(237,668)	(64,998)
NET LOSS	$(173,924)	$(28,303)	$(489,756)	$(102,497)

BASIC AND DILUTED PER SHARE DATA:
Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding, basic and diluted	138,230,739	79,766,636	99,474,665	79,766,636

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(489,756)	$(102,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	19,583	-
Bad Debt Expense	199,064	-
Changes in operating assets and liabilities:
Inventory	(123,867)	-
Accounts Payable	103,783	11,917
Accrued Interest	20,669	64,998
Net Cash Used in Operating Activities	(270,524)	(25,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	17,121	-
Issuance of note receivable	(199,064)	-
Net Cash Used in Investing Activities	(181,943)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-	25,000
Proceeds from Loans from Shareholders	3,240	-
Proceeds from Convertible Notes Payable - Related Party	25,000	15,000
Proceeds from Convertible Notes Payable	447,500	-
Proceeds from Notes Payable	-	50,000
Net Cash Provided by Financing Activities	475,740	90,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	23,273	64,418
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	65,308	1,619
CASH AND CASH EQUIVALENTS, END OF PERIOD	$88,581	$66,037

INTEREST PAID:	$12,000	$-
TAXES PAID:	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of Record Street Brewing by issuing 80,000,000 shares of common stock	$1,600,000	$-

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

On January 8, 2018, the Company filed an 8-K with the Securities and Exchange Commission on announcing the closing of its Agreement of Exchange and Plan of Reorganization dated December 31, 2017 between UPD Holding Corp. and Record Street Brewing (“RSB”). An audit of Record Street Brewing (“RSB”) is ongoing and expected to consummate not later than June 30, 2018. Therefore, a possibility exists that certain financial aspects could be subject to revision.

In the quarter ending March 31, 2018, the Company entered into a production relationship with BrewHub and launched the new Stylus lager in all formats as well as blonde and pale ales in cans along with the Company’s existing 1/6 and 1/2-barrel kegs and 12 oz bottles.

Going Concern

The Company’s unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern, has recurring net losses and net capital deficiency. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The March 31, 2018 financial statements do not include any adjustments that might be necessary if UPD Holding Corp. is unable to continue as a going concern.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine-month period ended March 31, 2018, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission on October 13, 2017.

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

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes virtually all existing revenue guidance. Under this standard, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity needs to use more judgment and make more estimates than under the previous guidance. On January 1, 2018, the Company adopted the new accounting standard and all related amendments using the modified retrospective method which allows application only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings.  The Company expects the impact of the adoption to be immaterial to its consolidated financial statements on an ongoing basis.

See also Note 5.

Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods.  The Company is still evaluating any potential impact that adoption of ASU 2016-02 may have on our financial position, results of operations, or cash flows.

NOTE 2 – RELATED PARTY TRANSACTIONS

For the nine months ended March 31, 2018, the President has provided the Company rent at no charge. We believe that the offices are adequate to meet our current operational requirements. We do not own any real property.

On September 1, 2016, through unanimous approval by its Board, the Company opened an escrow to initiate a proposed funding arrangement for future capital demands. The related party portion of this escrow consists of a $15,000 convertible Note held by the Company’s President which matured March 1, 2017. As a result of this date expiring, the President extended the maturity of the note to August 1, 2018. The company analyzed the extension under ASC 470-50 and concluded that this modification was not considered to be substantial. If not repaid by maturity, the note is convertible into 1,200,000 common shares at $0.0125 per share. If share conversion is not elected, then interest will be due in the amount of $15,000.

On December 31, 2017 when the Company acquired Record Street Brewing (“RSB), the Company assumed a note from a related party, Terie Ogle in the amount of $10,000. This note is currently held at zero percent interest, does not have a term and is unsecured. Also, on December 31, 2017 upon the acquisition of Record Street by the Company, two unsecured liabilities, without a term, representing outstanding payables were assumed on behalf of “RSB” shareholders, Corletto and Ogle in the amounts of $34,980 and $28,661, respectively. During the quarter ending March 31, 2018, The Company borrowed an additional $3,240 from the former RSB owners.  The current amounts outstanding to Corletto and Ogle are $37,080 and $29,801, respectively.

On March 5, 2018, the Company’s President and a related party invested $25,000 into a one-year Convertible Promissory Note at 12% which is if not repaid by the maturity, will convert into 280,000 common shares at $0.10 per share. If share conversion is not elected, then interest will be due in the amount of $3,000.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging” and determined that the instrument does not qualify for derivative accounting.

NOTE 3 – STOCKHOLDERS’ EQUITY

Authorized Shares

At March 31, 2018, our authorized capital stock consists of 200,000,000 shares of Common Stock, par value of $.005, and 10,000,000 shares of Preferred Stock, par value $.01. The Company’s Board of Directors has the authority to divide the preferred stock shares into series and to fix the voting powers, designation, preference, and relative participating, option or other special rights, and the qualifications, limitations, or restrictions of the shares of any series so established.

Common Stock

At March 31, 2018 and June 30, 2017, there were 161,266,636 and 79,766,636 shares of Common Stock issued and outstanding, respectively.

At March 31, 2018, we had a total of 1,200,000 shares reserved for issuance pursuant to the 1,200,000 outstanding options. As of March 31, 2018, all outstanding warrants issued by the predecessor company have expired. See “Options and Warrants” below for additional information.

On September 22, 2017, the Company entered into a consulting agreement with Sage Intergroup, Inc. for services related to investor relations. As part of this agreement, the Company issues 1.5M shares of the Issuer’s common stock, $0.005 par value. The value of the shares is $37,500 which is amortized over the 12-month term of the agreement. The Company accounted for $19,583 in stock-based compensation and the unamortized stock compensation expense as of March 31, 2018 is $17,917.

Preferred Stock

The Company has not issued any shares of preferred stock as of March 31, 2018.

Options and Warrants

The Company did not issue any options or warrants during the nine months ended March 31, 2018.

As of March 16, 2015, the effective date of the Reverse Merger, the Company had 3,522,767 options outstanding pursuant to the predecessor company’s 1999 Equity Compensation Plan, of which 2,322,767 options have expired, leaving 1,200,000 options outstanding as of March 31, 2017. These remaining options have a life span to Q1 2019.

In addition, as of the effective date of the Reverse Merger, the Company had 8,155,478 warrants outstanding issued by the predecessor company. Since the Reverse Merger, all 8,155,478 have expired and zero currently remain.

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

The total consideration given to the former members of RSB has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their estimated fair values as of the date of the acquisition. Because of the complexities involved with performing the valuation, the Company has recorded the tangible and intangible assets acquired and liabilities assumed based upon their preliminary fair values as of December 31, 2017. The preliminary measurements of fair value were based upon estimates of management and are subject to change within the measurement period (up to one year from the acquisition date). The Company expects appraisals of tangible and intangible assets and working capital adjustments to be finalized during the first quarter of fiscal 2019.

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities of RSB assumed at the acquisition date:

Consideration:
Fair value of equity consideration paid	$1,600,000

Recognized preliminary amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash	$17,121
Current Assets	22,000
Inventory	56,782
Furniture & Equipment	91,933
Leasehold Improvements	298,034
Identifiable intangible assets	1,243,462
Accounts payable	(187,833)
Notes payable to related parties	(74,261)
Other current liabilities	(360,000)
Preliminary estimate of the fair value of assets acquired and liabilities assumed	1,107,238
Goodwill	492,762
Total purchase price	$1,600,000

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

The fair value of the intangible assets is being amortized using the straight-line method to general and administrative expenses over their useful lives. In the course of management’s preliminary assessment of the intangible assets acquired it was estimated that the range of useful lives of intangible assets is 1-10 years. Indefinite-lived intangible assets are not amortized, but instead are evaluated for potential impairment on an annual basis in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. Goodwill of $492,762 arising from the acquisition consists of expected synergies as well as intangible assets that do not qualify for separate recognition. The goodwill acquired is expected to be deductible for income tax purposes.

The Company and RSB have been in the process of auditing RSB’s financial position as of December 31, 2017.  As such, adjustments have been made in the current quarter to the purchase price allocation first detailed in the December 31, 2017 10-Q.  Leasehold improvements of $298,034, inventory of $56,782, and an additional $97,938 in Accounts payable have been discovered during the course of the audit.  Furniture and Equipment was adjusted by ($22,000).  In addition, Notes payable to related parties has been adjusted by $620.  The cumulative effect on Goodwill from these adjustments was ($237,858).  It is possible further adjustments to the purchase price allocation are made in future quarters as the audit is ongoing.

Pro Forma Financial Information (unaudited):

The following unaudited pro forma consolidated results of operations for the three and nine months ended March 31, 2018 and 2017, assumes that the acquisition of RSB occurred as of July 1, 2016. The unaudited pro forma financial information combines historical results of UPD Holding Corp. and RSB. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2017 or the results that may occur in the future:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net Sales	$2,103	$16,384	$40,835	$42,312
Net (loss) income	(173,924)	(33,536)	(667,697)	(119,173)
Net (loss) income attributable to UPD Holding Corp.	(47,214)	(29,298)	(363,046)	(100,493)
Basic and Diluted (loss) earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NOTE 5 – REVENUE RECOGNITION

Sales comprise the fair value of the consideration received or receivable for the sale of goods in the ordinary course of the Company’s activities.  Sales are presented, net of excise taxes, discounts and fees.

The Company sells beer through distributors.

Revenue is recognized when obligations under the terms of a contract with our customers are satisfied; generally, this occurs when the product arrives at distribution centers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. We consider customer purchase orders, which in some cases are governed by a master agreement, to be the contracts with a customer. For each contract related to the sale of beer, we consider the promise to transfer products, each of which is distinct, to be the identified performance obligation. The transaction price for each performance obligation is specifically identified within the contract with our customer and represents the fair standalone selling price. Discounts are recognized as a reduction to Sales at the time we recognize the revenue. We generally do not grant return privileges, except in limited and specific circumstances.

NOTE 6 – NOTES RECEIVABLE

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

			$199,064

NOTE 7 – CONVERTIBLE NOTES

Through the third quarter ending March 31, 2018, the Company had entered into the following unsecured Convertible Promissory Notes, with effective interest rates ranging from 12% to 50%. Maturity dates ranging between August 31, 2018 and March 19, 2019, at a conversion share price at $0.10 per share with an effective conversion to 9,617,000 shares. Thus far, $447,500 has been invested during the period ended of March 31, 2018 in addition to the $50,000 invested during prior periods making the total $497,500 . Details are as follows:

Convertible Note Detail
Date	Last	First	Amount	Total w/Interest	Total Convertible	Original Maturity Date
9/2/2016	Shoenberger	Deacon	$50,000.00	$100,000.00	4000000	8/1/2018
9/21/2017	Nonte	Paul	$100,000.00	$112,000.00	1120000	9/20/2018
10/10/2017	Wells	Richard	$10,000.00	$11,200.00	112000	10/9/2018
11/1/2017	Wells	Richard	$75,000.00	$86,250.00	862500	10/31/2018
11/3/2017	Richardson	Huxley	$10,000.00	$11,200.00	112000	11/2/2018
11/13/2017	Wells	Richard	$75,000.00	$86,250.00	862500	11/12/2018
11/16/2017	Heefner	Thomas	$5,000.00	$5,600.00	56000	11/15/2018
11/17/2017	Richardson	Huxley	$10,000.00	$11,200.00	112000	11/16/2018
12/21/2017	Heefner	Thomas	$15,000.00	$16,800.00	168000	12/20/2018
12/22/2017	Richardson	Huxley	$20,000.00	$22,400.00	224000	12/21/2018
12/28/2017	Heefner	Thomas	$20,000.00	$22,400.00	224000	12/27/2018
1/3/2018	Heefner	Thomas	$7,500.00	$8,400.00	84000	1/2/2019
1/8/2018	Orten	Gary	$5,000.00	$5,600.00	56000	1/7/2019
1/11/2018	Heefner	Thomas	$10,000.00	$11,200.00	112000	1/10/2019
1/22/2018	Richardson	Huxley	$10,000.00	$11,200.00	112000	1/21/2019
1/29/2018	Heefner	Thomas	$10,000.00	$11,200.00	112000	1/28/2019
2/9/2018	Heefner	Thomas	$10,000.00	$11,200.00	112000	2/8/2019
2/12/2018	Leslie	Mark	$5,000.00	$5,600.00	56000	2/11/2019
2/15/2018	Berkley	Richard	$5,000.00	$5,600.00	56000	2/14/2019
2/15/2018	Goldstein	Raymond	$5,000.00	$5,600.00	56000	2/14/2019
2/15/2018	Heefner	Thomas	$10,000.00	$11,200.00	112000	2/14/2019
3/13/2018	Shoenberger	Deacon	$25,000.00	$84,000.00	840000	3/12/2019
3/20/2018	Mollberg	Melvin	$5,000.00	$5,600.00	56000	3/19/2019

Grand Total			$497,500		9,617,000

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

NOTE 8 – NOTE PAYABLE

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

NOTE 9 – SUBSEQUENT EVENTS

During April and May 2018, the Company entered nine (9) Convertible Promissory Notes with investors totaling a principal sum of $155,000. The effective interest rate is 12% for all notes with the exception of one which is 33.3% with various maturity dates out as far as May 9, 2019, at a conversion share price at $0.10 per share with an effective conversion to 1,896,000 shares.

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

A pre-existing line of five (5) soft-bound books authored by the founder of the iMetabolic brand, Dr. Kent Sasse, is available for sale under the brand “A Sasse Guide” on both the www.imetabolic.com and www.sasseguide.com websites. These books are titled: (i) Life- Changing Weight Loss; (ii) Doctor’s Orders – 101 Medically Proven Tips for Losing Weight; (iii) Outpatient Weight Loss Surgery – Safe and Successful Weight Loss with Modern Bariatric Surgery; (iv) Weight-Loss Surgery – Which One is Right for You?; and (v) After Weight Loss Surgery. Pursuant to the terms of the License Amendment these books will continue to be the property of and sold by IMI.

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

IMET has developed the following four new products to be marketed:

•
A new product concept to be marketed under the name iMetabolic “Catalyst”, which is intended to provide the essential vitamins and plant compounds that are necessary to aid in metabolic functions. Such ingredients include broad spectrum B- Complex Vitamins, as well as Green Tea Extract and Resveratrol (polyphenols).

•
A new product concept to be marketed under the name iMetabolic “Mini-Meal”, which is intended to provide the essential whey protein isolate intake for a person who is on a four-to-five meal per day diet or needs a snack that will act as a low- calorie, high nutritional value appetite suppressant.

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

We believe IMET’s current four products can be successfully marketed through the use of infomercials and have made progress with identifying a creator and producer for an infomercial to sell the products. Additionally, the Company is building a new website with e- commerce capabilities and plans to use SEO (search engine optimization), social media, e-mail marketing, and PPC (pay for click) venues as well to drive the business. However, there is no assurance IMET’s infomercial marketing strategy will be successful.

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

RESULTS OF OPERATIONS

Gross Loss

The Company expects to benefit from economies of scale in the future and is currently operating at a gross loss.  The gross loss is primarily due to the high cost associated with contract brewing in small batches and shipping.

General and Administrative Expenses

For the nine months ended March 31, 2018 and 2017, we recorded operating expenses of $254,191 and $37,499, respectively. Both consist primarily of general and administrative expenses along with professional fees all of which are associated with maintaining the Company as a publicly traded entity.

Net Loss

For the nine months ended March 31, 2018 and 2017, the company recorded a net loss of $489,756 and $102,497, respectively.
Liquidity and Capital Resources

At March 31, 2018, the Company is beginning to engage in business activities that generate cash flow. As of March 31, 2018, the Company had current assets of $291,230 current liabilities of $1,398,246, and negative working capital of $1,107,016

On September 1, 2016, through unanimous approval by its Board, the Company opened a $65,000 escrow to initiate a proposed funding arrangement for future capital demands. This $65,000 escrow was funded by two private placements which have convertible notes associated with them (the “Notes”). These notes have since been extended at the same terms for an additional period of time moving the expiration to August 30, 2018. If share conversion is not elected, then interest will be due on the Notes in the amount of
$65,000. At September 30, 2017, the Company had a total of 5,200,000 shares reserved for issuance upon conversion of the Notes.
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

Off-Balance Sheet Arrangements

During the nine months ended March 31, 2018, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission on October 13, 2017, describes our significant accounting policies which are reviewed by management on a regular basis.  Other than as described in Note 1 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q regarding revenue recognition, there have been no changes to our critical accounting policies since June 30, 2017.

New Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018 our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed herewith.
**In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPD HOLDING CORP.

Dated: June 4, 2018	By:	/s/ Mark W. Conte
Mark W. Conte
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 4, 2018	By:	/s/ Kevin J. Pikero
Kevin J. Pikero
Chief Financial Officer
(Principal Financial and Accounting Officer)