Form 10-K
period 2019-06-30
UPD HOLDING CORP.
filed 2020-03-17
CIK 836937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☑   No ☐

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No  ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☐ Yes   ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of December 31, 2018 (last day of “second” fiscal quarter), was approximately $641,505 based on the last trading price of the registrant’s common stock of $0.04 as reported on the OTC Bulletin Board on such date.

As of March 17, 2020, the registrant had 171,459,556 shares of its $.005 par value common stock issued and outstanding.

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

Name Change

On December 30, 2015, the Company filed Articles of Merger (the “Merger”) with the Nevada Secretary of State. The Merger was between the Company and our wholly owned subsidiary, UPD Holding Corp. (the “Subsidiary”). Pursuant to Nevada corporate law, we amended our Articles of Incorporation by the Merger to change our name to UPD Holding Corp. We believe our new name more properly indicates our current lines of business because the Company has not been in the water and beverage industry since 2012. “UPD” stands for United Product Development which is the name of one of our wholly owned subsidiaries. We applied to FINRA to have our common stock traded under the new name and symbol UPDH. FINRA granted this new symbol on March 1, 2017.

IMET Products

IMET was formed on July 1, 2013 for the purpose of marketing products under the brand “iMetabolic” that previously were sold by the brand’s licensor, International Metabolic Institute LLC (“IMI”), as well as to develop new products that are targeted to a national marketing plan.  IMI transferred certain product and trademark rights to IMET on July 22, 2013 (the “License”).  The License was amended on March 16, 2015 to clarify IMET’s and IMI’s future rights. See “IMET License Agreement” below.

IMI currently produces a line of weight loss and weight management products, including, but not limited to, proprietary blend meal replacements, dietary specialty foods, and nutraceuticals, that are sold at IMI’s company store and doctors’ offices pursuant to a reservation of rights by IMI in the License and on IMI’s website at www.imetabolic.com.  These are staple products in the weight loss and weight management industry and form a comprehensive foundation for IMET’s new product innovation.

IMET’s initial product innovations were as follows:

•	The iMetabolic “Catalyst”, which provides essential vitamins and plant compounds that aid in metabolic functions. Such ingredients include broad spectrum B-Complex Vitamins, as well as Green Tea Extract and Resveratrol (polyphenols).
•	The iMetabolic “Mini-Meal”, which provides whey protein isolate intake for a person who is on a four-to-five meal per day diet or needs a snack that will act as a low-calorie, high nutritional value appetite suppressant.
•	The iMetabolic “Multi-Pro”, which provides essential broad-spectrum vitamins and minerals that typically are marketed as “multi-vitamin supplements”; however, this product is specifically tailored to dovetail with the “Catalyst” so as to virtually eliminate the duplicate consumption of overlapping ingredients that routinely plagues supplement users.
•	The iMetabolic “BittX,” which is premised on the scientific theory that modern horticulture and food producers have systematically promoted foods that are sweet or lack bitterness—the flavor typically associated with foods that have the greatest health benefits. This product is intended to reform the body’s disposition toward bitter foods in a subtle, inoffensive way.

Most recently, IMET has been working with lab facilities that hold both ISO 9001 and good manufacturing practices certifications (“cGMP”) to develop new products that integrate the nutritional benefits of various hemp-derived cannabinoids such as CBD, CBG, and CBN into traditional and developing weight loss and weight management products. In recent years, it has become evident that consumers are most attracted to new and novel products, and it is inherently necessary to follow trends in order to obtain and retain market share and achieve industry-leading product profit margins. This is the current focus of IMET new product development and marketing resources.

We believe IMET’s new product launches can be successfully marketed through the use of video vignettes, website refreshes and splash pages, SEO (search engine optimization), social media, and e-mail marketing, together with heavy focus on social media influencer content creation, to drive revenues. Once a consumer is acquired through new product sales, we believe that consumers also will choose to purchase staple products such as protein powders from IMET as well. However, there is no assurance IMET’s marketing strategies will be successful.

Regional distributors for our products may be used in the future as opportunities become available.

The target launch for IMET’s line of cannabinoid products that currently are under development is Spring 2020.

Acquisition of Record Street Brewing Co.

On December 31, 2017, the Company closed an Agreement of Exchange and Plan of Reorganization (the “RSB Agreement”) with Record Street Brewing Co., a Nevada corporation (“RSB”), which was dated December 31, 2017.  Pursuant to the RSB Agreement, the Company issued 80,000,000 restricted common stock shares to the four shareholders of RSB in exchange for all outstanding capital stock of RSB.

Pursuant to the RSB Agreement, RSB became a wholly owned subsidiary of the Company.  RSB manufactures and markets its line of Record Street™ branded beers, including its three flagship ales—Blonde Ale, Pale Ale, and India Pale Ale—and its lager named Stylus™.

RSB previously had relationships with contract manufacturers who brewed its beers in California and Florida, including Mendocino Brewing Company (“Mendocino”), which filed for bankruptcy and ceased to engage in contract brewing for RSB. RSB distributes its beers through a distribution relationship with Southern Glazer's Wine & Spirits in Nevada. RSB previously distributed its beers through Young's Market Company, LLC (“Young’s”) in California until that company’s determination to exit the beer distribution market in California.

At the time RSB was acquired by the Company, RSB’s business model for beer production and distribution was enhanced by pasteurization incorporated into Mendocino’s brewing and bottling process, which facilitated up to a twelve-month shelf life for the refrigerated beer, and the ability of Mendocino to brew commercially small batches. RSB has been unable to identify a suitable substitute contract brewer that employs pasteurization and brews commercially small batches.

Unpasteurized craft beer generally is fresh tasting only for 120–180 days from the package date if kept refrigerated. Therefore, it is economically imprudent to maintain inventories without the certainty of distribution and sales of the product. This reduced shelf life also makes it difficult to maintain brewing schedules, as there becomes a higher risk of perishability of the excess inventory.

The decision of Young’s to exit the beer distribution market in California further compounds the issue of the reduced shelf life because Young’s provided statewide access to sales. Without that centralized opportunity, RSB would be required to obtain distribution in each regional market throughout the state. Therefore, as a result of the need to find substitute distribution in California, coupled with the truncated time frame in which to do so caused by a shortened shelf life, RSB has determined to exit the beer market in California until such time as suitable brewing and distribution alternatives are available.

Effective as of January 1, 2020, RSB entered into a license of the Record Street™ and Stylus™ brands with a related-party private entity (the “Licensee”) that intends to open a brewpub located in Reno, Nevada. The Licensee will have the exclusive right to brew and distribute Record Street™ and Stylus™ brand beers off premise in the State of Nevada.

RSB shall be entitled to receive 25% of the net profits from all off-premise sales by the Licensee for an initial term of five (5) years and a five (5) year renewal term. The license will renew in perpetuity after the first renewal term if the Licensee achieves gross sales of licensed products of $10,000,000 during the initial term and first renewal term, collectively. The president and principal shareholder of the Licensee is Jesse Corletto, a related-party to the Company, who ceased to hold any officer or director positions with the Company or RSB as of December 31, 2019.

In addition to brewing and off-premise distribution licensing opportunities, RSB also is developing a taproom, restaurant, and lounge business model that can be franchised under the Record Street™ brand. RSB taprooms will focus on the sale of Record Street™ branded beers and are envisioned as music and sports lounges that sell RSB’s beers, affordable fast casual cuisine, and related merchandise. With RSB’s beers displayed on a prominently featured tap system, beer sales will be the primary revenue driver. The economic strategy of the tap rooms will be value pricing, high margins, and high volumes. The flagship location for the first RSB taproom is intended for Reno, Nevada.

RSB intends to utilize the excess brewing capacity of the Licensee to restart its beer distribution business and support taproom franchise locations. The Licensee intends to commence off-premise beer distribution in Spring 2020.

Creation or Acquisition and Development of Potential Specialty and Alternative Beverage Products

The Company has followed trends in specialty and alternative beverages very closely over the past 12-18 months and been engaged in strategic discussions with multiple novel ingredient manufacturers and bottling copackers with the intent to develop and acquire beverage products that have or will have industry leading margins and market penetration. Among those ingredients are nootropics, terpenes, and cannabinoids in flavored and carbonated waters with multiple bottling formats that include aluminum screw-top bottles, slim-line aluminum cans, biodegradable PET and PET-alternative plastic bottles, and glass bottles—each with the environmentally friendly, sustainable packaging solutions. These products may be developed in-house or sold by the Company through distribution agreements with existing brands. However, there is no assurance the Company can create in the future any beverage product that can be profitably manufactured and marketed.

Plan of Operation

If the Company is successful in developing new beverage products and bringing them to market, our initial target stores will include convenience stores, natural food products stores, large ethnic markets, and national retailers. Products may be sold directly by us to retailers or through brokers and distributors, including direct to store distributors (DSDs). Larger retail clients typically bring beverages in through their own warehouse distribution network. Among our target retail clients are convenience stores, including 7-11’s, large national retailers, including Walmart, Albertson’s/Safeway, Kroger companies, and regional grocery chains such as Schnucks, Smart & Final, Jewel-Osco, Sprouts, Bashas’, Bristol Farms, Stater Brothers, Vallarta, Superior Foods, Brookshire’s, HEB and other companies throughout the United States.

In order to accomplish our marketing goals, we anticipate that we will be required, in most cases, to give promotional deals throughout our first year of new product distribution and in subsequent years on a quarterly basis ranging from a 5%-20% discount similar to all other beverage company promotional programs. It has been our experience that most retailers request some type of promotional introductory program that includes either a $0.25 -$0.50 per unit discount on an initial order, a buy one get one free program, or a free-fill program, which includes 1- 2 cases of free product per store location. Slotting and slotting fees are only anticipated in the larger national grocery chains and, in most cases, would be offset by higher volume product sales.

In order for us to implement our business plan over the next twelve-month period, we have identified the following milestones that we expect to achieve:

•	Expansion of Broker Network – We expect to develop a working relationship with one or more regional and national broker networks. We will continually meet, train, and go on sales calls with our broker network representatives in order to take advantage of momentum that may be created by their efforts. We anticipate a considerable amount of travel and ongoing expenses at an estimated cost during that time of between $50,000 to $100,000.

•	Increase Manufacturing Capacity – We expect to add one or two new co-packer facilities, strategically located to reduce freight costs and meet anticipated product volumes and future growth objectives.

•	Expand Retail Distribution – We will strive to expand retail distribution in calendar 2020 based on our ability to hire headcount to support these endeavors.

•	Addition of Support Staff – In order to support expansion efforts and the training and support of our broker network, we will need to hire approximately two more people on the corporate level, which will be hired for the specific purpose of supporting the broker, distributor and retailers and their logistical and accounting requirements. We are seeking and interviewing candidates for additional staffing at this time. The additional cost of these new hires is expected to be approximately $120,000 in salary and benefits over the next twelve months.

•	Capital Considerations – Our business plan can be adjusted based on the available capital to the business. We anticipate that approximately $500,000 would be necessary in the near term in order to build-out a bi-coastal presence for our product and to allow for the purchase or lease the necessary equipment and facility space over the next twelve months. We intend to rely on third-party manufacturers and distributors in an effort to reduce capital requirements, except as special opportunities may arise from time to time.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next twelve (12) months. We estimate that our capital needs over the next twelve (12) months will be up to $1,000,000. However, we may require additional cash resources to achieve the milestones indicated above. If our own financial resources and future cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will affect our ability to reach the milestones indicated above, will limit our ability to expand our business operations, and could harm our overall business prospects.

Distribution Method for Our Product

Our intended distribution network is a broker-distributor-retailer network, whereby brokers represent our products to distributors and retailers. Our target retail markets are: (a) chain and independent health food stores; (b) grocery stores; (c) convenience stores; (d) drug stores; and (e) the mass retail market. We anticipate certain opportunities in the near future to have common distributors for RSB beers and our alternative beverage products.

Dependence on Few Customers

We may rely on relatively few customers as we initiate new product sales. There can be no assurance that such customers will continue to order our products in the same level or at all. A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results and financial condition.

Marketing

We intend to market our product through our broker network and to avail ourselves to the promotional activities of other companies and competitors regarding the benefits of our beverages and their ingredients. We anticipate that our initial marketing thrust will be to support the retailers and distribution network with point-of-sales displays and other marketing materials that can be strategically utilized by public relations and marketing firms retained by us as financial resources and markets dictate.

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

We expect to be subject to significant competition from network marketing organizations, including those that market weight management products, dietary and nutritional supplements and personal care products as well as other types of products. We will compete for global customers and distributors with regard to weight management, nutritional supplement and personal care products. Our competitors will include both direct selling companies such as Herbalife, NuSkin Enterprises, Nature’s Sunshine, Alticor/Amway, Melaleuca, Avon Products, Oriflame and Mary Kay, as well as retail establishments in which we are not a vendor such as Weight Watchers, Jenny Craig, General Nutrition Centers, Wal-Mart and retail pharmacies.

In addition, because the industry in which we operate is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete with us for our distributors and customers.

The beverage industry also is extremely competitive. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. Our products will be competing directly with a wide range of drinks produced by a relatively large number of manufacturers. Most of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other marketing campaigns. In addition, companies manufacturing these products generally have far greater financial, marketing, and distribution resources than we have.

Important factors that will affect our ability to compete successfully include the continued public perception of the benefits of specialty and alterative beverages, taste and flavor of our product, trade and consumer promotions, the development of new, unique and cutting edge products, attractive and unique packaging, branded product advertising, pricing, and the success of our distribution network.

We will also be competing to secure distributors, most of which will market our product alongside those of our competitors, with the goal of obtaining stable and reliable distribution and securing adequate shelf space in retail outlets. The extremely competitive pressures within the beverage categories could result in our product never even being introduced beyond what they can market locally themselves.

Our product will compete generally with all liquid refreshments, including bottled water and numerous specialty beverages, such as Core Hydration, SoBe, Snapple, Arizona Iced Tea, Vitamin Water, Gatorade, and Powerade. We also will compete directly with alkaline water producers and brands focused on the emerging alkaline beverage market including Eternal, Essentia, Icelandic, Real Water, Aqua Hydrate, Mountain Valley, Qure, Penta, AQUA Hydrate, Alkaline 88, and Alka Power.

Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $0.99 for a half-liter bottle to $3.99 for a one-liter bottle, and volumes ranging from eight-ounce bottles to one-liter bottles.

Research and Development

The Company is in discussions and negotiations with several flavor and formulation houses, ingredient manufacturers, and contract bottlers and co-packers in the research and development of its alternative and specialty beverages. The Company also is engaged in anecdotal product research and development for a weight loss and follow-on weight management program to be marketed under the iMetabolic® brand based upon conversations with medical professionals who observe patient eating behaviors and market trends. The Company currently is not engaged in any research and development activities on behalf of the Record Street™ brand, except to the extent that existing beer formulas may be improved while retaining their signature flavors. Once the Company is able to secure new contract brewers and broad distribution relationships, the Company will begin redistributing its signature beers and recommence the research and development of new beer varieties and packaging formats. The Company did not expend any capital resources on research and development during the reporting period.

Intellectual Property

Where available, we intend to obtain trademark protection in the United States for a number of trademarks for slogans and product designs. We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights could result in a substantial cost to, and diversion of effort by, our Company, management believes that the protection of our intellectual property rights will be a key component of our sales and operating strategy.

Seasonality of Business

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may have a temporary effect on the demand for our product and contribute to lower sales, which could have an adverse effect on our results of operations for such periods.

Government Regulation

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our product will be subject to: the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; and various other federal, state and local statutes and regulations.

Legal requirements apply in many jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing, and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary and are constantly evolving. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at the local, state and federal levels in the United States.

Any third-party bottling facility that we may choose to utilize in the future and any other such operations will be subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. It will be our policy to comply with any and all such legal requirements. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, net income or competitive position.

Financial Planning

At June 30, 2019, the Company was not engaged in any revenue producing activities that generated positive cash flow. As of June 30, 2019, the Company had $7,215 in cash and cash equivalents.

Over the next 12 months we anticipate our operating expenses will include: (i) costs for the production of product inventory; (ii) marketing costs; (iii) general and administrative expenses; (ii) officer and director wages and consulting fees, and (ii) costs associated with maintaining the Company as a publicly traded entity, including the filing of Exchange Act reports. We believe we will be able to meet these costs through the use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations.  Accordingly, the Company’s financial condition could require that it seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of its operations. As a result, the Company’s independent registered public accounting firm has issued going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2019.

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

You should carefully consider the risks described below together with all of the other information included in this document before making an investment decision with regard to our securities.  The statements contained or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

Because we have a limited operating history, our ability to fully and successfully develop our business is unknown.

We acquired our beer operations in January 2018 and only commenced our specialty and alternative beverages development in 2019. Accordingly, we have a limited operating history from which investors can evaluate our business. Our ability to successfully develop our products, and to realize consistent, meaningful revenues and profit, has not been established and cannot be assured. For us to achieve success, our products must receive broad market acceptance by consumers. Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation. If our products are not widely accepted by the market, our business may fail.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues, manage development costs and expenses, and compete successfully with our direct and indirect competitors. We anticipate operating losses in upcoming future periods. This will occur because there are expenses associated with the development, production, marketing, and sales of our product.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations. In its report on the financial statements for the year ended June 30, 2019, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need additional funds to produce, market, and distribute our product.

We will have to spend additional funds to produce, market and distribute our product. If we cannot raise sufficient capital, we may have to cease operations and you could lose your investment. We will need additional funds to produce our product for distribution to our target market. Even after we have produced our product, we will have to spend substantial funds on distribution, marketing and sales efforts before we will know if we have commercially viable and marketable/sellable products.

We may have difficulty raising additional capital to fund expanded operations.

At present we have no plans to obtain financing for our proposed short- term marketing plans and have no agreement or arrangements to obtain the financing needed to fund our future expanded operations.  If we do not obtain substantial funding, we expect our expansion expenses will exceed our immediate sales revenues.  Our successful long-term future is dependent on receiving substantial funding in the long-term.  (See “Management’s Discussion and Analysis of Financial Condition,” below.)

There is no guarantee that sufficient sale levels will be achieved.

There is no guarantee that the expenditure of money on distribution and marketing efforts will translate into sufficient sales to cover our expenses and result in profits. Consequently, there is a risk that you may lose all of your investment.

If we fail to further penetrate existing markets or successfully expand our business into new markets, then the growth in sales of our products, along with our operating results, could be negatively impacted.

The success of our business is to a large extent contingent on our ability to continue to grow by entering new markets and further penetrating existing markets. Our ability to further penetrate existing markets or to successfully expand our business into additional countries is subject to numerous factors, many of which are out of our control.

In addition, government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products, which could negatively impact our business, financial condition and results of operations. Also, our ability to increase market penetration in certain countries may be limited by the finite number of persons in a given country inclined to pursue a direct selling business opportunity or consumers willing to purchase our products. Moreover, our growth will depend upon improved training and other activities that enhance distributor retention in our markets.

We cannot guarantee that our anticipated growth levels will be achieved in the immediate or long-term future.

Our development, marketing, and sales activities are limited by our size.

Because we are small and do not have much capital, we must limit our product development, marketing, and sales activities. As such, we may not be able to complete our production and business development program in a manner that is as thorough as we would like. We may not ever generate sufficient revenues to cover our operating and expansion costs and you may, therefore, lose your entire investment.

Changes in the non-alcoholic beverage business environment and retail landscape could adversely impact our financial results.

The non-alcoholic beverage business environment is rapidly evolving as a result of, among other things, changes in consumer preferences, including changes based on health and nutrition considerations and obesity concerns; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the non-alcoholic beverage retail landscape is very dynamic and constantly evolving, not only in emerging and developing markets, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed markets, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. If we are unable to successfully adapt to the rapidly changing environment and retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

Intense competition and increasing competition in the commercial beverage market could hurt our business.

The commercial retail beverage industry, and in particular its non-alcoholic beverage segment, is highly competitive. Market participants are of various sizes, with various market shares and geographical reach, some of whom have access to substantially more sources of capital.

We intend to compete generally with all liquid refreshments, including bottled water and numerous specialty beverages, such as: Core Hydration, SoBe; Snapple; Arizona Iced Tea; Vitamin Water; Gatorade; and Powerade.

We also intend to compete indirectly with major international beverage companies including but not limited to: the Coca-Cola Company; PepsiCo, Inc.; Nestlé; Dr Pepper Snapple Group; Groupe Danone; Kraft Foods Group, Inc.; and Unilever. These companies have established market presence in the United States and offer a variety of beverages that are substitutes to our product. We will face potential direct competition from such companies, because they have the financial resources, and access to manufacturing and distribution channels to rapidly enter the specialty and alternative water market. For example, we may compete directly with alkaline water producers and brands focused on the emerging alkaline beverage market including: Eternal; Essentia; Icelandic; Real Water; Aqua Hydrate; Mountain Valley; Qure; Penta; and Alka Power. These companies could bolster their position in the alkaline water market through additional expenditure and promotion.

As a result of both direct and indirect competition, our ability to successfully distribute, market and sell our product, and to gain sufficient market share in the United States to realize profits may be limited, greatly diminished, or totally diminished, which may lead to partial or total loss of your investments in the Company.

Expansion of the specialty and alternative beverage market or sufficiency of consumer demand in that market for operations to be profitable are not guaranteed.

The specialty and alternative water market is an emerging market and there is no guarantee that this market will expand or that consumer demand will be sufficiently high to allow our company to successfully market, distribute and sell our product, or to successfully compete with current or future competition, all of which may result in total loss of your investment. Notably, these specialty and alternative waters often include high-priced ingredients and have a higher retail price point than spring and filtered waters. Therefore, our beverages may be particularly sensitive to changes in consumer behaviors and economic downturns.

Our growth and profitability depends on the performance of third parties and our relationship with them.

Our distribution network and its success may depend on the performance of third parties. Any non-performance or deficient performance by such parties may undermine our operations, profitability, and result in total loss to your investment. To distribute our product, we intend to use a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who would in turn sell our product to consumers. The success of this network will depend on the performance of the brokers, distributors and retailers of this network. There is a risk that a broker, distributor, or retailer may refuse to or cease to market or carry our product. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our product in localities that may not be receptive to our product. Furthermore, such third parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sale activities. We also will need to maintain good commercial relationships with third-party brokers, distributors and retailers so that they will promote and carry our product. Any adverse consequences resulting from the performance of third parties or our relationship with them could undermine our operations, profitability and may result in total loss of your investment.

Our failure to establish and maintain distributor relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.

We intend to depend upon third-party distributors of our products for the origination of a substantial portion, if not all, of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to recruit, retain, and motivate a large base of distributors. There may be a high rate of turnover among our distributors, which is a characteristic of retail sales and the network marketing business. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we will compete with other network marketing organizations, including those in the weight management, dietary, and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

Since we cannot exert the same level of influence or control over third-party distributors as we could if they were our own employees, our distributors could fail to comply with our distributor policies and procedures, which could result in claims against us that could harm our financial condition and operating results.

Our third-party distributors are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation, and oversight as we would if distributors were our own employees. As a result, there can be no assurance that our distributors will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our distributor policies and procedures.

Extensive federal, state and local laws may regulate our business, products, and network marketing programs. While we intend to implement distributor policies and procedures designed to govern distributor conduct and protect the goodwill associated with our trademarks and trade names, it can be difficult to enforce these policies and procedures. Violations by our third-party distributors of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our third-party distributors.

The loss of one or more of our major customers or a decline in demand from one or more of these customers could harm our business.

A limited number of customers may account for a majority of our revenues. There can be no assurance that such customers will continue to order our products in the same level or at all. A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results and financial condition.

Our dependence on a limited number of vendors could leave us vulnerable to having an inadequate or quantity-restrictive supply of required products, price increases, late deliveries, and poor product quality.

We currently have three vendors for specialty and alternative water-based beverages, no current vendors for our beers, and two vendors for our nutraceutical products. Like other companies in our industry, we may experience shortages or cost-prohibitive minimum order quantities (MOQs) and be unable to purchase our desired volume of products. If we are unable to maintain an adequate supply of products, our revenue and gross profit could suffer considerably. Finally, we cannot provide any assurance that our products will be available in quantities sufficient to meet customer demand. Any limits to product access could materially and adversely affect our business and results of operations.

Due to the high level of competition in our industry, we might fail to retain our customers and distributors, which would harm our financial condition and operating results.

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

We are also subject to significant competition from network marketing organizations, including those that market weight management products, dietary and nutritional supplements and personal care products as well as other types of products. We compete for global customers and distributors with regard to weight management, nutritional supplement and personal care products. Our competitors include both direct selling companies such as Herbalife, NuSkin Enterprises, Nature’s Sunshine, Alticor/Amway, Melaleuca, Avon Products, Oriflame and Mary Kay, as well as retail establishments in which we are not a vendor such as Weight Watchers, Jenny Craig, General Nutrition Centers, Wal-Mart, and retail pharmacies.

In addition, because the industry in which we operate is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete with us for our distributors and customers.

Our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm our distributor and customer relationships and product sales and harm our financial condition and operating results.

Our business is subject to changing consumer trends and preferences, especially with respect to weight management products. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. Furthermore, the nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our customer and distributor relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

•	accurately anticipate customer needs;
•	innovate and develop new products or product enhancements that meet these needs;
•	successfully commercialize new products or product enhancements in a timely manner;
•	price our products competitively;
•	manufacture and deliver our products in sufficient volumes and in a timely manner; and
•	differentiate our product offerings from those of our competitors.

If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could negatively impact our revenues, financial condition and operating results.

Health benefits of certain specialty and alternative beverages and nutraceutical products may not be guaranteed or proven, but rather perceived by consumers.

The health benefits of novel ingredients often are not guaranteed and have not been proven. There is a consumer perception that ingesting certain products may have beneficial health effects. Consequently, negative changes in consumers’ perception of the benefits of our products or any ingredients in the products or negative publicity surrounding the ingredients or products may result in loss of market share or potential market share and hence loss of your investment.

Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results.

The size of our distribution force and the results of our operations may be significantly affected by the public’s perception of the Company and similar companies. This perception is dependent upon opinions concerning:

•	the safety and quality of our products and ingredients;
•	the safety and quality of similar products and ingredients distributed by other companies;
•	our distributors;
•	our network marketing program; and
•	the direct selling business generally.

Adverse publicity concerning any actual or purported failure of our Company or our third-party distributors to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our network marketing program, the licensing of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on the goodwill of our Company and could negatively affect our ability to attract, motivate, and retain distributors, which would negatively impact our ability to generate revenue. We cannot ensure that all distributors will comply with applicable legal requirements relating to the advertising, labeling, licensing, or distribution of our products.

In addition, our distributors’ and consumers’ perception of the safety and quality of our products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies.

Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could lead to lawsuits or other legal challenges and could negatively impact our reputation, the market demand for our products, or our general business.

From time to time we may receive inquiries from government agencies and third parties requesting information concerning our products. We intend to fully cooperate with these inquiries including, when requested, by the submission of detailed technical reports addressing product composition, manufacturing, process control, quality assurance, and contaminant testing. We understand that such materials may undergo review by regulators in certain markets from time to time.  We also are confident in the safety of our products when used as directed. However, there can be no assurance that regulators in these or other markets will not take actions that might delay or prevent the introduction of new products, or require the reformulation or the temporary or permanent withdrawal of certain of our existing products from their markets.

Water scarcity and poor quality could negatively impact our production costs and capacity.

Water is the main ingredient in our beverages. It is also a limited resource, facing unprecedented challenges from overexploitation, increasing pollution, poor management, and climate change. As demand for water continues to increase, as water becomes scarcer, and as the quality of available water deteriorates, we may incur increasing production costs or face capacity constraints that could adversely affect our profitability or net operating revenues in the long run.

Increase in the cost, disruption of supply, or shortage of ingredients, other raw materials, or packaging materials could harm our business.

We and our bottlers will use water, minerals, phytoceutical and nutraceutical ingredients, and packaging materials for bottles such as plastic and paper products. The prices for these ingredients, other raw materials, and packaging materials fluctuate depending on market conditions. Substantial increases in the prices of our or our contract manufacturer’s ingredients, other raw materials, and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, would increase our operating costs, and could reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials and packaging materials could affect the affordability of our product and reduce sales.

An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, or packaging materials and containers that may be caused by a deterioration of our or our bottlers’ relationships with suppliers; by supplier quality and reliability issues; or by events such as natural disasters, power outages, labor strikes, political uncertainties or governmental instability, or the like, could negatively impact our net revenues and profits.

Changes in laws and regulations relating to beverage and other product containers and packaging could increase our costs and reduce demand for our products.

We and our contract manufacturers intend to offer our product in non-refillable, recyclable containers in the United States. Legal requirements have been enacted in various jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. Other proposals relating to beverage container deposits, recycling, ecotax and/or product stewardship have been introduced in various jurisdictions in the United States and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state, and federal levels in the United States. Consumers’ increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of such legislation or regulations. If these types of requirements are adopted and implemented on a large scale in the geographical regions in which we operate or intend to operate, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues or profitability.

Since we rely on independent third parties for the manufacture and supply of our products, if these third parties fail to reliably supply products to us at required levels of quality, then our financial condition and operating results would be harmed.

The majority of our products are manufactured at third party contract manufacturers. We cannot assure you that our outside manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, especially under the FDA’s cGMP regulations.  Additionally, while we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship as a result of the current global financial crisis.

In the event any of our third-party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on third party manufacturers may have an adverse effect on sales or result in increased product returns and buybacks. Also, while we may experience ingredient and product price pressure, we believe that we will be able to mitigate some of these cost pressures through economies of scale and improved optimization of our supply chain.

Our products often are positioned in the market as premium products and may be sold at premium prices compared to our competitors. We cannot provide any assurances as to consumers’ market acceptance of our current or future products.

We will compete directly with other water-based beverage and nutraceutical producers and brands focused on the emerging, specialty, and alternative markets. Products offered by our direct competitors may be sold in various volumes and prices. Our competitors may offer different products and product formats at suggested retail prices that are lower than for our products. We can provide no assurances that consumers will purchase our products or that they will not prefer to purchase a competitive product.

We may incur material product liability claims, which could increase our costs and harm our financial condition and operating results.

Our products consist of herbs, vitamins, minerals, and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain some ingredients that do not have long histories of human consumption. We conduct limited clinical studies on some key products but not all products. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been, and may again be, subjected to various product liability claims, including that the products contain contaminants, the products include inadequate instructions as to their uses, or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business.

We may incur material product liability claims, which could increase our costs and harm our financial condition and operating results.

Our products consist of herbs, vitamins, minerals, and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain some ingredients that do not have long histories of human consumption. We conduct limited clinical studies on some key products but not all products. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been, and may again be, subjected to various product liability claims, including that the products contain contaminants, the products include inadequate instructions as to their uses, or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business.

We may be subject to frequent claims and litigation that could result in unexpected expenses and ultimately could be resolved against us.

From time to time, we may be involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes and intellectual property, as well as trade, regulatory, employment, and other claims related to our business. Any of these proceedings could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our guests and our brand image.

If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted, we may suffer financial losses and our reputation may be damaged.

We rely on networks and information systems and other technology (“information systems”), including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments, employee processes and consumer marketing. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications between our company and our bottlers and other customers, suppliers and consumers. Because information systems are critical to many of our operating activities, our business may be impacted by system shutdowns, service disruptions or security breaches. These incidents may be caused by failures during routine operations such as system upgrades or by user errors, as well as network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by common hackers, criminal groups or nation-state organizations or social-activist (hacktivist) organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. In addition, such incidents could result in unauthorized or accidental disclosure of material confidential information or regulated individual personal data. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for concentrate or finished products. Unauthorized or accidental access to, or destruction, loss, alteration, disclosure, falsification or unavailability of, information could result in violations of data privacy laws and regulations, damage to the reputation and credibility of our company and, therefore, could have a negative impact on net operating revenues. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, our bottling partners, other customers or suppliers, or consumers or other data subjects, and may become exposed to legal action and increased regulatory oversight. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.

In addition, third-party providers of data hosting or cloud services, as well as our bottling partners, distributors, retailers or suppliers, may experience cybersecurity incidents that may involve data we share with them. Although we have taken steps to prevent cybersecurity incidents, there can be no assurance that such steps will be adequate. In order to address risks to our information systems, we continue to make investments in personnel, technologies and training of our personnel.

Unfavorable general economic conditions in the United States could negatively impact our financial performance.

Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States could negatively affect the affordability of, and consumer demand for, our product in the United States. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including non-alkaline water. Consumers may also cease purchasing bottled water and consume tap water. Lower consumer demand for our product in the United States could reduce our profitability.

Adverse weather conditions could reduce the demand for our products.

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may have a temporary effect on the demand for our product and contribute to lower sales, which could have an adverse effect on our results of operations for such periods.

We rely on key executive officers, their knowledge of our business would be difficult to replace, and the loss of their services could adversely affect our business.

We are highly dependent on the efforts of our management personnel, and place substantial reliance upon the efforts and abilities of our executive officer, Mark W. Conte.  The loss of management and industry expertise of any of our key executive officers could result in delays in product development, loss of any future customers and sales and diversion of management resources, which could adversely affect our operating results. We do not have an employment agreement with Mr. Conte or any other employee. We do not have “key person” life insurance policies for any of our officers.

Our executive officers are not subject to supervision or review by an independent board.

Our board of directors consists of Mark Conte, Andrew Smith, and Kevin Pikero. The activities of our executive officers are not subject to the review of an independent board of directors.

Risks Related to Regulations Applicable to our Industry

Significant additional labeling or warning requirements or limitations on the availability of our product may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our product relating to the content or perceived adverse health consequences of our product. If these types of requirements become applicable to our product under current or future environmental or health laws or regulations, they may inhibit sales of our product.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints both domestically and abroad, and our failure or our distributors’ failure to comply with these restraints could lead to the imposition of significant penalties or claims, which could harm our financial condition and operating results.

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

The FTC revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, which became effective on December 1, 2009. Although the Guides are not binding, they explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the revised Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the results that consumers can generally expect. In contrast to the 1980 version of the Guides, which allowed advertisers to describe atypical results in a testimonial as long as they included a disclaimer such as “results not typical”, the revised Guides no longer contain such a safe harbor. The revised Guides also add new examples to illustrate the long-standing principle that “material connections” between advertisers and endorsers (such as payments or free products), connections that consumers might not expect, must be disclosed. We intend for our marketing materials to be compliant with the revised Guides.  However, it is possible that our use, and that of our distributors, of testimonials in the advertising and promotion of our products could unintentionally fail to comply with the revised Guides and subject us to regulatory scrutiny that could negatively impact our sales.

We are subject to FDA rules for current good manufacturing practices (“cGMPs”) for the manufacture, packing, labeling and holding of dietary supplements distributed in the United States. We principally rely upon our vendors and contract manufacturers for compliance with the cGMPs for dietary supplements manufactured by or on behalf of us for distribution in the United States. However, if we should be found not to be in compliance with cGMPs for the products it self-manufactures it could negatively impact our reputation and ability to sell our products even after any such situation had been rectified.  Further, if contract manufacturers whose products bear our labels fail to comply with the cGMPs, this could negatively impact our reputation and ability to sell its products even though we are not directly liable under the cGMPs for such compliance. In complying with the dietary supplement cGMPs, we have experienced increases in production costs as a result of the necessary increase in testing of raw ingredients, work in process and finished products.

From time to time, we may be subject to inquiries from and investigations by various governmental and other regulatory authorities. To the extent any of these inquiries are or become material they will be disclosed as required by applicable securities laws.

If we fail to comply with personal data protection laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which could negatively affect our business and operating results.

In the ordinary course of our business, we receive, process, transmit and store information relating to identifiable individuals (“personal data”), primarily employees and former employees. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws have been subject to frequent changes, and new legislation in this area may be enacted in other jurisdictions at any time. There is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future will prevent the improper disclosure of personal data. Improper disclosure of personal data in violation of applicable personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results.

Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our product will be subject to: the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state, and local workplace health and safety laws, such as the Occupational Safety and Health Act; various federal, state and local environmental protection laws; and various other federal, state, and local statutes and regulations. Legal requirements also apply in many jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing, and use of certain non-refillable product containers. The precise requirements imposed by these measures vary. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at the local, state and federal levels in the United States. Changes to such laws and regulations could increase our costs or reduce our net operating revenues.

In addition, failure to comply with environmental, health or safety requirements and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes, or a cessation of operations at our or our bottlers’ facilities, as well as damage to our image and reputation, all of which could harm our profitability.

If we produce, market and/or sell beverages infused with hemp, as defined under the Agriculture Improvement Act of 2018, we will be subject to a myriad of different laws and regulations governing the use of hemp in food and beverages and if we are unable to comply with such laws in a cost-effective manner, our business could be adversely affected.

The production of a beverage infused with hemp, as “hemp” is defined in the Agriculture Improvement Act of 2018 (also known as the 2018 Farm Bill, Public Law 115-334), is contingent on U.S. Food and Drug Administration, or the FDA, and state laws, regulations, and guidance. While the Agriculture Improvement Act of 2018 removed hemp from Schedule I of the Controlled Substances Act, the law did not change the FDA’s authorities with respect to food or drugs. As of June 28, 2019, the FDA has not made a determination that the use of hemp in food is safe. The FDA has evaluated Generally Recognized as Safe or GRAS notices for three hemp seed-derived food ingredients and determined that the agency has no questions that those ingredients are GRAS under their intended conditions of use. We intend to comply in full with all federal, state, and local laws, rules and regulations as we develop our hemp alkaline water and other product lines. We will not pursue the production or sale of hemp-infused products until legally permitted.

Laws and regulations governing the use of hemp in food and beverages in the United States are broad in scope; subject to evolving interpretations; and subject to enforcement by a myriad of regulatory agencies and law enforcement entities. Under the Agriculture Improvement Act of 2018, a state or Indian tribe that desires to have primary regulatory authority over the production of hemp in the state or territory of the Indian tribe must submit a plan to monitor and regulate hemp production to the Secretary of the United States Department of Agriculture or USDA. The Secretary must then approve the state or tribal plan after determining if the plan complies with the requirements set forth in the Agriculture Improvement Act of 2018. The Secretary may also audit the state or Indian tribe’s compliance with the federally approved plan. If the Secretary does not approve the state or Indian tribe’s plan, then the production of hemp in that state or territory of that Indian tribe will be subject to a plan established by USDA. USDA has not yet established such a plan. We anticipate that many states will seek to have primary regulatory authority over the production of hemp. States that seek such authority may create new laws and regulations that permit the use of hemp in food and beverages.

Federal and state laws and regulations on hemp may address production, monitoring, manufacturing, distribution, and laboratory testing to ensure that that the hemp has a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis. Federal laws and regulations may also address the transportation or shipment of hemp or hemp products, as the Agriculture Improvement Act of 2018 prohibits states and Indian tribes from prohibiting the transportation or shipment of hemp or hemp products produced in accordance with that law through the state or territory of the Indian tribe, as applicable. Because we rely on a nationwide broker-distributor-retailer network whereby brokers represent our products to distributors and retailers in turn sell our product to consumers in the fifty states and the District of Columbia, we may be subject to many different state-based regulatory regimens for hemp, all of which could require us to incur substantial costs associated with compliance requirements. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations, as well as adverse publicity and potential harm to our reputation. We and our suppliers and vendors must take significant enterprise risk management steps to ensure that there is no commingling of hemp and marihuana, as “marihuana” is defined in the federal Controlled Substances Act. Marihuana remains subject to the Controlled Substances Act and related regulations.

Furthermore, if we decide to produce, market and sell beverages infused with hemp outside of the United States, we will be subject to applicable laws and regulations in those non-U.S. jurisdictions, which would require us to expend significant costs associated with compliance.

In addition, it is possible that additional regulations may be enacted in the future in the United States and globally that will be directly applicable to our proposed product offerings infused with hemp. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

FDA’s current position is that the sale of food and beverages that contain hemp-derived cannabidiol (“CBD”) is prohibited under the Federal Food, Drug, and Cosmetic Act; therefore, if we decide to produce, market and/or sell beverages infused with hemp-derived cannabidiol, we may be subject to federal enforcement actions which could adversely affect our business and harm our reputation and brand.

The FDA has jurisdiction over drugs and foods that contain CBD, including CBD derived from hemp. Under the Federal Food, Drug and Cosmetic Act or the FDCA, it is a prohibited act to introduce or deliver for introduction into interstate commerce any food (which the FDCA defines to include beverages) that is adulterated. The FDCA therefore prohibits the introduction or delivery for introduction of a food that contains CBD, because the FDCA deems a food to be adulterated if it bears or contains any food additive that is unsafe, and CBD is presently an unsafe food additive under the FDCA and FDA regulations. The FDCA also states that it is a prohibited act to introduce or deliver for introduction into interstate commerce any food to which an FDA-approved drug has been added, unless certain exceptions are met. The FDA has approved a drug in which CBD is an active ingredient, and the agency has stated that based on available evidence, none of the exceptions apply to CBD. One of the exceptions addresses whether the drug was marketed in food before the FDA approved the drug and before the institution of any substantial clinical investigations involving the drug. The FDA has stated that interested parties may present the agency with evidence that has bearing on the issue of whether CBD was marketed in food before the FDA approved the CBD drug in 2018 or before the institution of substantial clinical investigations involving the CBD drug. FDA’s current position is that this provision of the FDCA also prohibits the introduction or delivery for introduction into interstate commerce of a food to which CBD has been added.

Congress may decide to amend the FDCA to permit the use of hemp-derived CBD in food. The FDA may also decide to issue regulations or guidance that address the use of hemp-derived CBD in food or use its enforcement discretion with respect to hemp-derived CBD products. On May 31, 2019, the FDA held a public hearing, as well as providing a broader opportunity for written public comment, for stakeholders to share their experiences and challenges with CBD products, including information and views related to product safety. Based on this hearing, any legislative or regulatory action could take years to implement or finalize and may not include provisions that would enable our company to produce, market and/or sell hemp beverages that contain hemp-derived CBD. We risk becoming subject to adverse publicity and costly federal enforcement actions should we decide to produce, market and/or sell beverages infused with hemp-derived CBD in the United States. We may be required to expend significant resources in defending our company from such actions which could adversely affect our business and results of operations and divert the attention of management. We may also incur the risk of sustaining considerable damage to our reputation and brand should we become party to federal enforcement actions resulting from the production, marketing or sale of hemp-derived CBD infused beverages.

Accordingly, if Congress amended federal laws or FDA issued regulations or guidance permitting the use of hemp-derived CBD in food or announcing the agency’s decision to use its enforcement discretion with respect to hemp-derived CBD products, we and our suppliers and vendors would be required to implement significant enterprise risk management measures to ensure that there is no commingling of CBD derived from marihuana, as “marihuana” is defined in the federal Controlled Substances Act, with any future commercial supply of hemp-derived CBD that is used to produce our products.

The FDA could force the removal of our products from the U.S. market.

The FDA has broad authority over the regulation of our products. The FDA could, among other things, force us to remove our products from the U.S. market, levy fines or change their regulations on advertising. Any adverse action by the FDA could have a material adverse impact on our business.

Government reviews, inquiries, investigations, and actions could harm our business or reputation.

As our product portfolio evolves, the regulatory environment with regard to our business is also evolving. Government officials often exercise broad discretion in deciding how to interpret and apply applicable laws or regulations. We may in the future receive formal and informal inquiries from various governmental regulatory authorities, as well as self-regulatory organizations or consumer protection watchdog groups, about our business and compliance with local laws, regulations, or standards. Any determination that our products, operations or activities, or the activities of our employees, contractors or agents, are not in compliance with existing laws, regulations or standards, could adversely affect our business in a number of ways. Even if such an inquiry does not result in the imposition of fines, interruptions to our business, loss of suppliers or other third-party relationships, terminations of necessary licenses and permits, or similar direct results, the existence of the inquiry alone could potentially create negative publicity that could harm our business and/or reputation.

Risks Related to Our Intellectual Property

If we fail to protect our trademarks and trade names, then our ability to compete could be negatively affected, which would harm our financial condition and operating results.

The market for our products depends to a significant extent upon the goodwill associated with our trademark and trade names. We own, or have licenses to use, the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our products in the markets where those products are sold. Therefore, trademark and trade name protection is important to our business. Although our primary trademark iMetabolic® is registered in the United States, we may not be successful in asserting trademark or trade name protection in foreign countries. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The loss or infringement of our trademarks or trade names could impair the goodwill associated with our brands and harm our reputation, which would harm our financial condition and operating results.

We permit the limited use of our trademarks by our third-party distributors to assist them in the marketing of our products. It is possible that doing so may increase the risk of unauthorized use or misuse of our trademarks in markets where their registration status differs from that asserted by our independent distributors, or they may be used in association with claims or products in a manner not permitted under applicable laws and regulations. Were this to occur it is possible that this could diminish the value of these marks or otherwise impair our further use of these marks.

It is difficult and costly to protect our intellectual property.

Our commercial success will depend in part on obtaining and maintaining trademark protection and trade secret/know-how protection of our products and brands, as well as successfully defending that intellectual property against third-party challenges. We will only be able to protect our intellectual property related to our trademarks and brands to the extent that we have rights under valid and enforceable trademarks, know-how or trade secrets that cover our products and brands. Changes in either the trademark laws or in interpretations of trademark and laws in the U.S. and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our issued trademarks. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

We may face intellectual property infringement claims that could be time-consuming and costly to defend, and could result in our loss of significant rights and the assessment of treble damages.

From time to time we may face intellectual property claims from third parties. Some of these claims may lead to litigation. The outcome of any such litigation can never be guaranteed, and an adverse outcome could affect us negatively. For example, were a third party to succeed on an infringement claim against us, we may be required to pay substantial damages (including up to treble damages if such infringement were found to be willful). In addition, we could face an injunction, barring us from conducting the allegedly infringing activity. The outcome of the litigation could require us to enter into a license agreement which may not be under acceptable, commercially reasonable, or practical terms or we may be precluded from obtaining a license at all. It is also possible that an adverse finding of infringement against us may require us to dedicate substantial resources and time in developing non-infringing alternatives, which may or may not be possible.

Finally, we may initiate claims to assert or defend our own intellectual property against third parties. Any intellectual property litigation, irrespective of whether we are the plaintiff or the defendant, and regardless of the outcome, is expensive and time-consuming, and could divert our management’s attention from our business and negatively affect our operating results or financial condition.

We may be subject to claims by third parties asserting that our employees or our company has misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Although we try to ensure that our company, our employees, and independent contractors (suppliers/vendors/distributors) do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that our company, our employees, or independent contractors (suppliers/vendors/distributors) have used or disclosed intellectual property in violation of others’ rights. These claims may cover a range of matters, such as challenges to our trademarks, as well as claims that our employees or independent contractors are using trade secrets or other proprietary information of any such employee’s former employer or independent contractors. As a result, we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Risk Related to Our Stock

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, of which 171,459,556 shares of common stock are issued and outstanding as of March 11, 2020. Our board of directors has the authority to cause us to issue additional shares of common stock and preferred stock, and to determine the rights, preferences and privileges of shares of our preferred stock, without consent of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Trading on the OTC Pinksheets stock market may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Pinksheets stock market operated by the OTC Markets Group with the trading symbol “UPDC”. Trading in stock quoted on OTC Pinksheets is often characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, trading of securities on OTC Pinksheets is often more sporadic than the trading of securities listed on a stock exchange like the NASDAQ or the NYSE. Accordingly, stockholders may have difficulty reselling any of our shares.

Our shares of common stock may be very thinly traded, or not at all, the price may not reflect our values and there can be no assurance that there will be an active market for our shares of common stock either now or in the futures.

Shares of our common stock may be very thinly traded in the future, and the price, if traded, may not reflect our value.  There can be no assurance that there will be an active market for our shares of common stock either now or in the future.  The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors.  There can be no assurance given that there will be any awareness generated.  Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business.  If a more active market should develop, the price may be highly volatile.  Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in the securities.  Even if an investor finds a broker willing to affect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price.  Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

Sales of our currently issued and outstanding stock may become freely tradeable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

Certain of our issued and outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws.  Rule 144 provides in essence that an “affiliated” person, such as our management, who have held our restricted securities for a period of at least one year from the date of this Form 8-K filing, may, under certain conditions, sell every three months in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock.  There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of one year from the date of this Form 8-K filing.  A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced salespersons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We believe that many of these abuses have occurred with respect to the promotion of low-priced stock companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations, and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we plan to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors not to choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our equity securities and we may be forced to go out of business.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined in Rule 15g-9) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

We do not intend to pay any cash dividends on our shares of common stock in the near future, and our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

We may incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.  We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We may not be able to meet the accelerated filing and internal control reporting requirements imposed by the Securities and Exchange Commission resulting in a possible decline in the price of our common stock and our inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, the Securities and Exchange Commission adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule.  In the event that we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the Securities and Exchange Commission, which could also adversely affect the market price of our common stock and our ability to secure additional financing as needed.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s written promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933  (the “Securities Act”) and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develop.

Our board of directors has the authority, without stockholder approval, to issue shares of “blank check” preferred stock with terms that may not be viewed as beneficial to common stockholders, and which may adversely affect common stockholders.

Our articles of incorporation allow us to issue shares of preferred stock without any vote by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of preferred stock that would grant to holders the preferred right to vote on decisions submitted for a vote of the stockholders, to a priority on distribution of our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock, and similar rights and priorities over our common stock.

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

Market for Common Stock

Our common stock is quoted on the OTC QB maintained by the OTC Markets under the symbol “UPDC.”  The high and low bid prices of our common stock as reported for the periods presented, by fiscal quarter (i.e., the first quarter beginning July 1 and ended September 30), were as follows.  The quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not represent actual transactions.

	Price Range
Fiscal Year Ended June 30, 2019:	High	Low

Quarter Ended:
September 30, 2018	$0.07	$0.00
December 31, 2018	$0.05	$0.01
March 31, 2019	$0.06	$0.01
June 30, 2019	$0.07	$0.02

Fiscal Year Ended June 30, 2018:

Quarter Ended:
September 30, 2017	$0.04	$0.01
December 31, 2017	$0.07	$0.01
March 31, 2018	$0.07	$0.02
June 30, 2018	$0.06	$0.02

Holders

As of March 17, 2020, there were approximately 195 holders of record of our common stock. This does not include beneficial owners holding stock in street name.

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

Recent Sales of Unregistered Securities

In November 2019, the Company issued 450,872 restricted and unregistered shares of common stock for the settlement of previously outstanding convertible debt and interest totaling $35,058 at a stated conversion price of $0.10.

In June 2019, the Company issued 8,441,912 shares of restricted and unregistered common stock for the settlement of previously outstanding debt and interest totaling approximately $794,000.

No underwriters were involved in the issuance of the securities noted above. All of the securities issued were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The issuance of stock that was exempt under Section 4(a)(2) was a private offering to an accredited investor. Each of the investors represented to the Company that it (i) is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended, (ii) is knowledgeable, sophisticated and experienced in making investment decisions of this kind, and (iii) has had adequate access to information about the Company.

Transfer Agent

Our transfer agent and registrar is American Stock Transfer and Trust Co., 6201 15th Avenue, 3rd Floor, Brooklyn, NY 11219, Telephone (718) 921-8210.

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

Overview of Business

We are a health and wellness company with a focus on nutraceutical and alternative and specialty beverages. Our past development efforts have included weight loss and weight management products marketed under our iMetabolic® brand and craft beer offerings under our Record Street™ brand. Current development efforts are focused on alternative and specialty beverages that leverage and combine the Company’s regulated nutraceutical and beverage manufacturing experience to create novel and trending beverages that have health benefits, such as waters infused with hemp-based nootropics, cannabinoids, and terpenes. We also are pursuing the franchising and licensing of the Record Street™ brand for live music venues and brewpubs throughout the United States.

Esio Water & Beverage Development Corp. was incorporated in Nevada in June 1988 as Richard Barrie Fragrances, Inc. Over the years, the Company changed its name several times, most recently from Tempco, Inc. to Esio Water & Beverage Development Corp. Esio Water & Beverage Development Corp. and its wholly owned subsidiaries Net Edge Devices, LLC, an Arizona Limited Liability Company, and iMetabolic Corp.

Effective December 31, 2017 we acquired the “Record Street” brand and commenced its contract brewing and distribution operations for its three flagship ales. In the quarter ending March 31, 2018, RSB entered into a production relationship with Brew Hub and launched the new Stylus lager in all formats as well as blonde and pale ales in cans along with the Company’s existing 1/6 and 1/2-barrel kegs and 12 oz bottles. RSB ceased contract brewing with Brew Hub in April 2018 and ceased beer sales in September 2018. Effective as of December 31, 2019, RSB determined to cease pursuing contract brewing operations in an effort to stem future losses from the exit of RSBC’s primary distributor, Young’s Market Distribution Company, from the beer business. The loss of Young’s Market Distribution Company as RSB’s California statewide beer distributor contributed to a significant impairment to the value of the Company’s acquisition of RSB.

With fewer barriers to entry, such as reduced minimum order quantities (MOQs), lower costs of goods sold (COGS), and reduced regulatory licensing requirements, the Company has determined to focus its brand extensions and product innovations in the health and wellness beverage category. We believe there is increasing consumer demand for enhanced and functional (value-added) beverages and expect to capitalize on this and potential consumer demand with the development and launch of new products focused on growing trends in the beverage space, particularly beverages infused with hemp-derived ingredients.

The production of hemp extract products is contingent on U.S. Food and Drug Administration, or the FDA, and state laws, regulations, and guidance. While the Agriculture Improvement Act of 2018 removed hemp from Schedule I of the Controlled Substances Act, the law did not change the FDA’s authorities with respect to food or drugs. As of June 28, 2019, the FDA has not made a determination that the use of hemp extract in food is safe. The FDA has evaluated Generally Recognized as Safe (GRAS) notices for three hemp seed-derived food ingredients and determined that the agency has no questions that those ingredients are GRAS under their intended conditions of use.

In the event the FDA issues appropriate regulations or guidance or determines that it has no questions that hemp extract is GRAS under intended conditions of use that would permit the Company to market hemp extract in water without food additive approval, we expect to produce and sell products with a variety of hemp-derived ingredients in flavored and unflavored and sparkling and still water-based beverages in a variety of bottled formats, including aluminum cans and bottles and environmentally conscious plastic bottles.

We may also decide to market our hemp-derived ingredient beverage products in any states, districts or territories if applicable laws allow for such sale or if a supplier meets and complies with the FDA’s GRAS regulations with respect to a self-certification regarding the safety and GRAS status of the use of hemp extract.  We may change the composition of our planned hemp-extract-infused product as necessary to comply with federal, state or local laws, regulations or guidance.

We intend to comply in full with all federal, state, and local laws, rules and regulations as we develop our hemp extract waters and other product lines. We will not pursue the production or sale of hemp extract-infused products until legally permitted.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

In its report on our financial statements for the year ended June 30, 2019, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to raise additional funds to finance continuing operations. However, there are no assurances that we will be successful in raising additional funds. Without sufficient additional financing, it would be unlikely for us to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in this annual report and eventually secure other sources of financing and attain profitable operations.

For complete details regarding the business of the Company, see “Item 1. Business,” above.

RESULTS OF OPERATIONS

Fiscal year ended June 30, 2019 compared to fiscal year ended June 30, 2018.

Revenue and Cost of Revenue

The Company’s revenue is generated through the sale of its beer products subsequent to the closing of the Record Street acquisition at the end of the second quarter of the fiscal year ended June 30, 2018. Due to the lack of funding, the Company generated revenue from sales during the calendar period from January 1, 2018 to September 2018 totaling $50,466 of which $14,274 was recognized during the fiscal year ended June 30, 2019. All of these sales were to two distribution customers with no rights of return.

During the second quarter of fiscal 2019, the Company determined that its initial beer products for sale spoiled resulting in the Company not having any inventory as of June 30, 2019 and the recognition of an obsolescence loss of $65,653 included in cost of revenue in the accompanying consolidated statements of operations.

As funding permits, the Company expects to reinstate its product production and further development of its four brands with a focus on building relationships with third party distributors.

Cost of Revenue

The Company’s cost of revenue of $85,863 and $71,747 for the years ended June 30, 2019 and 2018, respectively, include what management believes to be non-recurring costs, including an obsolescence charge of $65,653 for the year ended June 30, 2019. The excess costs incurred from the acquisition date through June 30, 2018 include items associated with on-going development of the beer varieties and packaging and production issues with a third-party vendor.

The Company believes that the periods presented are not indicative of its expected future production costs as funding permits. The Company expects to incur lower costs per unit of production if the Company is successful in increasing volume.

Professional Fees

The Company’s professional fees declined approximately 80% to $47,169 for the year ended June 30, 2019 from $229,652 for the year ended June 30, 2018. The decrease is related to a reduction overall operating activities for the majority of fiscal 2019 due to the lack of financial resources. Significant professional fees were incurred during the year ended June 30, 2018 as a result of the acquisition of Record Street and the pursuit of other business development opportunities.

As funding permits, the Company expects to incur higher professional fees associated with on-going development of its brand, customer and other relationship development, and potentially for additional merger and acquisition activities.

Goodwill Impairment

Due to the Company’s need for additional funding and lack of firm funding commitments to execute its business plans, the Company was unable to continue to develop its RSB branding, grow its market share, and produce additional inventory. These facts and circumstances triggered the Company to perform an impairment test on its RSB assets in the second quarter of the fiscal year ended June 30, 2019. As a result of the uncertainties surrounding its capital resources and corresponding impacts on forecasted undiscounted cash flows, the Company fully impaired its goodwill as of June 30, 2019, totaling $2,170,124, initially recognized as part of the acquisition of RSB during the fiscal year ended June 30, 2018.

General and Administrative Expenses

For the fiscal years ended June 30, 2019 and 2018, we incurred general and administrative expenses of $69,604 and $380,253 respectively. Similar to other operational items, our funding challenges have resulted in overall declines in activity and corresponding expenses incurred.

We expect these items to increase over the next several periods with the success of our business plans and will primarily consist of facilities costs, management and other salaries, travel, and other corporate overhead.

Interest Expense

Interest expense for the year ended June 30, 2019 increased to $159,209 from $61,832 incurred during the year ended June 30, 2018. The increase results from the continued issuance of convertible and other notes payable during 2019, as well as having a full year of interest on the obligations assumed in the RSB acquisition.

Many of our outstanding convertible debt were converted in late fiscal 2019 and into the first quarter of the fiscal year ended June 30, 2020. Our future interest expense obligations our dependent on the types of financing arrangements we are successful in arranging over the next twelve months, if any.

Quarterly Financial Results for the Fiscal Year Ended June 30, 2019

	September 30,	December 31,	March 31,	June 30,
	2018	2018	2019	2019
Revenues:
Product sales	$14,274	$—	$—	$—

Operating costs and expenses:
Cost of revenue	20,210	65,653	—	—
Professional fees	16,291	20,363	8,865	1,650
Impairment of goodwill	—	2,170,124	—	—
General and administrative	32,577	24,398	3,613	9,016
Total operating costs and expenses	69,078	2,280,538	12,478	10,666

Operating loss	$(54,804)	$(2,280,538)	$(12,478)	$(10,666)

On December 31, 2017, the Company completed the acquisition of RSB which was expected to generate operational cash flows to enhance the Company’s overall value including additional funding opportunities. Subsequent to the completion of the acquisition, the Company continued to struggle with its ability to raise additional capital and RSB’s operations have been mostly dormant since the first quarter of the fiscal year ended June 30, 2019. Due to these funding challenges, the Company was unable to support the value of its brands, produce any additional products on a commercially viable scale, and stay current with its financial reporting obligations. The Company does not expect the interim results of operations during the fiscal year ended June 30, 2019 to be indicative of future results if the Company is successful in its operational plans.

Since June 30, 2019, the Company has obtained some immaterial funding that has been used to market the Company’s existing products and test additional offerings in tradeshow and other promotional environments. Commercially viable operations will require significant additional funding.

Liquidity and Capital Resources

As of June 30, 2019, the Company had a working capital deficit of approximately $960,000. Over the next twelve months, we have estimated that in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for general and administrative expenses and professional fees, which include accounting, legal and other professional fees, as well as filing fees. We believe we will be able to meet these costs through the use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations.

For the years ended June 30, 2019 and 2018, the Company’s operational cash flows primarily consisted of incurring expenses in the normal course of business at levels commensurate with its funding levels and resulting inabilities to commence commercially viable operations. Net of the non-cash and non-recurring impairment charge of approximately $2.2 million and the write-off of inventory totaling approximately $66,000, the Company’s operational cash uses primarily consisted of the incurrence of on-going general and administrative expenses for the year ended June 30, 2019. The Company expects these operational cash uses to continue until sufficient capital is raised, if any.

The Company does not have sufficient resources to engage in significant investing activities. As funding permits, the Company expects to invest in expanding its beer production and related products.

During the year ended June 30, 2019, the Company generated approximately $142,000 of net cash from financing activities through the issuance of convertible debt totaling $101,000 partially off-set by making payments on its other outstanding notes payable.

Off-Balance Sheet Arrangements

During the fiscal years ended June 30, 2019 and 2018, we did not engage in any off-balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by our management for changes in facts and circumstances, and material changes in these estimates could occur in the future.

Business Combinations

Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in general and administrative expenses; previously held equity interests are valued at fair value upon the acquisition of a controlling interest; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. Measurement period adjustments are made in the period in which the amounts are determined, and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. All changes that do not qualify as measurement period adjustments are also included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of goodwill or the recognition of additional consideration which would be expensed. The fair value of contingent consideration is remeasured each period based on relevant information and changes to the fair value are included in the operating results for the period.

Goodwill

Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in business combinations. Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.

Due to the Company’s need for additional funding and lack of firm funding commitments to execute its business plans, the Company was unable to continue to develop its RSB branding, grow its market share, and produce additional inventory. These facts and circumstances triggered the Company to perform an impairment test on its RSB assets in the second quarter of the fiscal year ended June 30, 2019. As a result of the uncertainties surrounding its capital resources and corresponding impacts on forecasted undiscounted cash flows, the Company fully impaired its goodwill as of June 30, 2019, totaling $2,170,124, initially recognized as part of the acquisition of RSB during the fiscal year ended June 30, 2018.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary in order to reduce deferred tax assets to the amounts expected to be recovered.

The Company has established a valuation allowance for its deferred tax assets that are not recoverable from taxable temporary differences because the Company is unable to conclude that future utilization of a portion of its NOL carryforwards and other deferred tax assets is more likely than not.

The calculation of the Company’s tax positions involves dealing with uncertainties in the application of complex tax regulations in several different state tax jurisdictions. The Company is periodically reviewed by tax authorities regarding the amount of taxes due. These reviews include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company records estimated reserves for exposures associated with positions that it takes on its income tax returns that do not meet the more likely than not standards.

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

UPD HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of UPD Holding Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UPD Holding Corp. and Subsidiaries (the Company) as of June 30, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenue source, suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WSRP, LLC

We have served as the Company’s auditor since 2019.

Salt Lake City, Utah

March 13, 2020

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

UPD HOLDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$7,215	$13,806
Accounts receivable, net	—	2,783
Inventory (at cost)	—	76,475
Total current assets	7,215	93,064
Property and equipment, net	74,617	74,617
Goodwill	—	2,170,124
Total assets	$81,832	$2,337,805

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$179,671	$195,285
Accrued interest	75,698	108,605
Convertible notes payable	155,000	717,500
Due to shareholders	71,074	70,301
Notes payable	485,560	433,750
Total current liabilities	967,003	1,525,441
Total liabilities	967,003	1,525,441

Commitments and Contingencies
Stockholders' equity (deficit)
Preferred stock, $0.01 par value; 10,000,000 authorized and none issued and outstanding	—	—
Common stock, $0.005 par value; 200,000,000 shares authorized and 171,008,684 and 162,566,772 issued and outstanding at June 30, 2019 and June 30, 2018, respectively	855,044	812,834
Additional paid-in-capital	1,709,731	949,552
Accumulated deficit	(3,449,946)	(950,022)
Total stockholders' equity (deficit)	(885,171)	812,364
Total liabilities and stockholders' equity (deficit)	$81,832	$2,337,805

The accompanying notes are an integral part of these consolidated financial statements.

UPD HOLDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	June 30,	June 30,
	2019	2018
Revenues:
Product sales	$14,274	$36,192

Operating costs and expenses:
Cost of revenue	85,863	71,747
Professional fees	47,169	229,652
Impairment of goodwill	2,170,124	—
General and administrative	69,604	380,253
Total operating costs and expenses	2,372,760	681,652

Operating loss	(2,358,486)	(645,460)

Interest expense, net	(159,209)	(61,382)
Other income, net	17,771	900
Loss from continuing operations, before income taxes	(2,499,924)	(705,942)
Provision for (benefit from) income taxes	—	—
Net loss	(2,499,924)	(705,942)

Basic and diluted earnings (loss) per share from:	$(0.02)	$(0.01)

Weighted average shares outstanding
Basic and diluted	162,636,158	121,892,799

The accompanying notes are an integral part of these consolidated financial statements.

UPD HOLDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE, June 30, 2017	—	$—	81,066,772	$405,334	$(271,906)	$(244,080)	$(110,652)
Acquisition of RSB	—	—	80,000,000	400,000	1,200,000	—	1,600,000
Issuance of common stock for services	—	—	1,500,000	7,500	21,458	—	28,958
Net loss	—	—	—	—	—	(705,942)	(705,942)
BALANCE, June 30, 2018	—	—	162,566,772	812,834	949,552	(950,022)	812,364
Issuance of common stock for debt settlement	—	—	8,441,912	42,210	751,637	—	793,847
Stock based compensation	—	—	—	—	8,542	—	8,542
Net loss	—	—	—	—	—	(2,499,924)	(2,499,924)
BALANCE, June 30, 2019	—	$—	171,008,684	$855,044	$1,709,731	$(3,449,946)	$(885,171)

The accompanying notes are an integral part of these consolidated financial statements.

UPD HOLDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30,	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,499,924)	$(705,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,542	28,958
Impairment of goodwill	2,170,124	—
Changes in operating assets and liabilities:
Accounts receivable	2,783	(2,783)
Inventory	76,475	(19,693)
Accrued interest	108,440	108,605
Accounts payable	(14,841)	156,080
Net cash used in operating activities	(148,401)	(434,775)
Cash flows from investing activities:
Cash resulting from acquisition of Record Street Brewing	—	17,023
Net cash provided by investing activities	—	17,023

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	101,000	392,500
Proceeds from issuance of related party notes payable	74,560	—
Principal payments on notes payable	(33,750)	(26,250)
Net cash provided by financing activities	141,810	366,250

Net decrease in cash and cash equivalents	(6,591)	(51,502)
Cash and cash equivalents at beginning of period	13,806	65,308
Cash and cash equivalents at end of period	$7,215	$13,806

Cash paid for income taxes	$—	$—
Cash paid for interest	$44,000	$25,100

Non-Cash Supplemental Disclosures
Common stock issued for business acquisition	$—	$1,600,000
Common stock issued for debt settlement	$652,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

UPD HOLDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UPD HOLDING CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND ORGANIZATION

UPD Holding Corp. (“UPD”, “Company”), initially incorporated in Nevada in June 1988 as Richard Barrie Fragrances, Inc., is a holding Company seeking to acquire assets and businesses to provide a competitive advantage through cost-sharing and other synergies. The Company currently operates in the food and beverage industry through Record Street Brewing (“RSB”) and weight and health management with its distribution and marketing agreement with iMetabolic (“IMET”). The Company is pursuing business development opportunities in the food and beverage industry and other product licensing agreements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company consolidates the assets, liabilities, and operating results of its wholly owned and majority-owned subsidiaries; Net Edge Devices, LLC, an Arizona Limited Liability Company, iMetabolic Corp, (“IMET”) a Nevada corporation, and Record Street Brewing Co. a Nevada corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days of less at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. As of June 30, 2019 and 2018 the Company did not have any cash equivalents or cash deposits in excess of the federally insured limits.

Use of Estimates

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

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial assets are marked to bid prices and financial liabilities are marked to offer prices.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.  In addition, the fair value of liabilities should include consideration of non-performance risk, including the party’s own credit risk.

Fair value measurements do not include transaction costs.  A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company's financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts payable, and convertible and other notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Net Loss Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period under the treasury stock method using the if-converted method. Due to the incurrence of net losses, the Company did not include outstanding instruments convertible into common stock that would be anti-dilutive.

Revenue Recognition

The Company sells beer and beverage products to its customers. The product sales represent revenue earned under contracts in which the Company bills and collects charges for delivery of products. The Company determines the measurement of revenue and the timing of revenue recognition utilizing the following core principles:

1.       Identifying the contract with a customer;

2.       Identifying the performance obligations in the contract;

3.       Determining the transaction price;

4.       Allocate the transaction price to the performance obligations in the contract; and

5.       Recognize revenue when (or as) the Company satisfies its performance obligations.

Revenues from product sales are recognized when the Company’s performance obligations are satisfied upon delivery. The Company primarily invoices its customers when orders are received and does not provide any refunds, rights of return, or warranties to its customers.

Stock-Based Compensation

Stock-based compensation costs for eligible participants are measured at fair value on the date of grant and are expensed over the requisite service period using a straight-line attribution method for the entire award. The Company accounts for forfeitures of non-vesting awards in the period in which the forfeiture occurs. As a result, previously recognized compensation cost associated with non-vesting awards are reversed in the period in which the forfeiture occurs.

Concentration of Credit Risk

Through its wholly owned subsidiary, RSB, all of the Company’s beer products were sold to two distribution customers. As of June 30, 2019, one of the customers discontinued its beer distribution business leaving the Company with one customer.

All of the Company’s beer products are produced by one third-party vendor. The Company believes that the third-party production market is sufficient to allow for minimal business interruption in the event of an adverse relationship with its current producer.

Accounts Receivable

Accounts receivable are customer obligations due under normal sales and represent the amount estimated to be collected from customers. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Amounts are written-off only after all reasonable collection efforts have been made. The Company did not have a material allowance for accounts receivable as of June 30, 2019 and 2018.

During the fiscal year ended June 30, 2017, the Company deposited $65,000 into escrow for future capital raising purposes. As of June 30, 2019 and 2018, the Company applied a full valuation allowance against the amount and recognized bad debt expense during the fiscal year ended June 30, 2018.

Inventory

Inventory, consisting of beer products produced and packaged by a third-party vendor, are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company’s products, if pasturized are expected to have a “shelf-life” of between six months and one year from the date of production based on the methodology used by the producer. The Company reduces the carrying value of inventories for items that are potentially excess, slow-moving, or subject to spoilage. The Company bases its provisions for excess, expired and spoiled inventory primarily on our estimates of forecasted net sales. A significant change in the timing or level of demand for our products as compared with forecasted amounts may result in recording additional provisions for excess, expired and spoiled inventory in the future. As the Company’s products are all produced by third parties, all inventories are categorized as finished goods. As of June 30, 2019, all of the Company’s inventory was written off due to spoilage.

Property and Equipment

The Company records its property and equipment at historical cost. Depreciation expense is recognized in operations over the estimated service lives or productive value of the equipment. The Company capitalizes expenditures for improvements that significantly extend the useful life of an asset. Expenditures for maintenance and repairs are expensed to operations when incurred. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Furniture and fixtures	5 to 7 years

As of June 30, 2019 and 2018, the Company had not placed any of its equipment in service.

Long-lived Assets

Long-lived assets include property and equipment and intangible assets. These assets are evaluated for potential impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable based on undiscounted cash flows. If an impairment is indicated, the Company records the impaired asset at fair value and records a charge to operations.

Due to the Company’s need for additional funding and lack of firm funding commitments to execute its business plans, the Company was unable to continue to develop its RSB branding, grow its market share, and produce additional inventory. These facts and circumstances triggered the Company to perform an impairment test on its RSB assets in the second quarter of the fiscal year ended June 30, 2019. As a result of the uncertainties surrounding its capital resources and corresponding impacts on forecasted undiscounted cash flows, the Company fully impaired its goodwill as of June 30, 2019, totaling $2,170,124, initially recognized as part of the acquisition of RSB during the fiscal year ended June 30, 2018.

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in business combinations. Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of debt with maturity dates greater than one year from the issuance date are capitalized and amortized to interest expense over the terms of the related debt agreements using the effective interest method. Debt issuance costs associated with the issuance of debt with maturities of twelve months or less are expensed in the period in which they are incurred.

Advertising and Promotion

The Company expenses advertising and promotional costs in the period in which they are incurred. These costs primarily consist of beer product sampling, trade show attendance, and on-site event promotion. During the years ended June 30, 2019 and 2018, the Company incurred approximately $11,000 and $13,000 of advertising and promotion expense included in general and administrative expenses in the accompanying consolidated statements of operations, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements carrying values and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment and interpretation of statutes is required. Judgments and interpretation of statutes are inherent in this process. Future income tax assets are recorded in the financial statements if realization is considered more likely than not.

For previously taken tax positions considered to be uncertain, the Company prescribes a recognition threshold and measurement attribute. In the event certain tax positions do not meet the appropriate recognition threshold, de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions is required.

The Company files income tax returns in the U.S. federal jurisdiction.

Business Combinations

Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in general and administrative expenses; previously held equity interests are valued at fair value upon the acquisition of a controlling interest; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. Measurement period adjustments are made in the period in which the amounts are determined, and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. All changes that do not qualify as measurement period adjustments are also included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of finite-lived intangible assets, or the recognition of additional consideration which would be expensed. The fair value of contingent consideration is remeasured each period based on relevant information and changes to the fair value are included in the operating results for the period within general and administrative expense.

Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted the new revenue recognition standard Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. The modified retrospective adoption used by the Company did not result in a material cumulative effect adjustment to the opening balance of accumulated deficit. Revenue from substantially all the Company’s contracts with customers continues to be recognized upon satisfaction of its performance obligations, product delivery.

On January 1, 2018, the Company early adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718): using the modified retrospective method through a cumulative-effect adjustment to retained earnings as of July 1, 2017. The modified retrospective adoption used by the Company did not result in a material cumulative effect adjustment to the opening balance of accumulated deficit. The ASU, among other items not applicable to the Company, simplified the accounting for stock awards issued to non-employees. The amendments provided consistency with the accounting requirement for employee stock-based payment awards whereby non-employee awards are measured at grant-date fair value of the equity instruments and recognized over the requisite period in which the services are performed.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including accounting for income taxes, forfeitures and statutory tax withholding requirements, and classification within the statement of cash flows. The Company prospectively adopted ASU 2016-09 on July 1, 2017.  Upon adoption, the Company made an election to account for forfeitures of non-vested equity awards in the periods in which they occur.  The other provisions of ASU 2016-09 did not have a material impact on the accompanying consolidated financial statements for any of the periods presented.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), which requires that the Company recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The Company adopted ASU 2016-16 prospectively on July 1, 2018 with no effect on the accompanying consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 Intangibles – Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by eliminating the quantitative test (Step 2) for impairment for any reporting unit with a zero or negative carrying amount based on a qualitative assessment (Step 1).  The Company early adopted ASU 2017-04 on January 1, 2017 and applied the guidance to its goodwill impairment testing for the fiscal years ended June 30, 2019 and 2018. The adoption did not have an impact on the goodwill impairment recognized on October 1, 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business. The Company adopted ASU 2017-01 on July 1, 2018 without material impact on the Company’s accompanying consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 – Leases (Accounting Standards Codification (“ASC” )Topic 842). Under the new guidance a lessee will be required to recognize assets and liabilities for leases with lease terms more than 12 months, whether that lease be classified as a capital or operating lease. This update is effective in annual reporting periods beginning after December 15, 2018 and the interim periods within that year. On the Company’s adoption date, July 1, 2019, there were no non-cancelable leases. As a result, the Company does not expect the adoption of ASC 842 to have a material impact on its financial statements.

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

NOTE 3 – ACQUISITION

On December 31, 2017, the Company completed the acquisition of Record Street Brewing Co., a startup brewery based in Reno, Nevada. In consideration for the acquired assets primarily consisting of inventory and restaurant furniture and fixtures; the Company assumed outstanding liabilities totaling approximately $720,000 and agreed to 80,000,000 shares of restricted and unregistered shares of common stock with an estimated fair market value of $1,600,000.

The Company determined RSB met the definition of a business as promulgated by US GAAP and applied the acquisition method of accounting whereby the estimated fair value of the consideration given, inclusive of the liabilities assumed, was allocated to the assets acquired, including goodwill, based on their estimated fair value on the date of acquisition.

Subsequent to the closing of the acquisition and while performing its purchase price allocation, the Company obtained additional information related to the assets acquired and liabilities assumed. As a result of this new information the purchase consideration was re-allocated to the fair values of the assets acquired.

The following table represents the preliminary fair value estimates as previously reported along with the adjustments made during the measurement period:

	As of		As of
	December 31,		June 30,
	2017	Adjustment	2018
	As Previously Reported		As Adjusted
Fair value of 80,000,000 shares of common stock	$1,600,000	$—	$1,600,000
Convertible and other notes assumed	360,000	125,000	485,000
Other current liabilities assumed	262,094	(28,548)	233,546
Total consideration	$2,222,094	$96,452	$2,318,546
Cash	$17,121	$(98)	$17,023
Inventory	56,782	—	56,782
Other current assets	22,000	(22,000)	—
Furniture and fixtures	91,933	(17,316)	74,617
Leasehold improvements	298,034	(298,034)	—
Identifiable intangible assets	1,243,462	(1,243,462)	—
Goodwill	492,762	1,677,362	2,170,124
Net assets acquired	$2,222,094	$96,452	$2,318,546

NOTE 4 – INVENTORY

The Company’s inventory is produced by third parties and transferred to the Company upon completion. As a result, all the Company’s inventory consists of finished goods. During the fiscal years ended June 30, 2019 and 2018, the Company recognized a spoilage losses of $65,653 and zero, respectively. At June 30, 2019, the Company did not have any saleable inventory.

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s furniture and fixtures consists of restaurant equipment totaling $74,617. The Company did not have any equipment placed in service during the fiscal years ended June 30, 2019 and 2018 and no depreciation expense was recognized during the corresponding annual periods.

NOTE 6 – RELATED PARTY TRANSACTIONS

On December 31, 2017 the Company completed the acquisition of RSB. Prior to the date of acquisition, the Company’s Chief Executive Officer (“CEO”) owned 10% of RSB. Upon completion of the RSB acquisition the Company’s CEO controlled approximately 7.39% of the consolidated Company.

On October 24, 2018, the Company issued a significant shareholder a promissory note totaling $74,560 of which the proceeds of the note were paid directly to third party vendor. The note carries a nominal 6% interest rate per annum and matures in October 2020.

On March 5, 2018, the Company entered into a convertible note agreement with its CEO in which it received $25,000 of cash proceeds. The note carried a 12% interest rate and matured on March 4, 2019. In accordance with the terms of the note, all unpaid principal and interest automatically converted into common stock upon maturity at a rate of $0.10 per share. During the fiscal year ended June 30, 2019 the Company issued its CEO 289,369 shares of restricted and unregistered common stock in full settlement of the outstanding balance totaling $28,937.

On September 1, 2016, the Company issued a convertible note payable in favor of the Company’s CEO totaling $15,000 convertible into 1,875,000 shares of common stock at a conversion price of $0.0125 per share. The note matured on April 1, 2018, and the Company’s CEO elected not to convert the note on the maturity date. As a result, the Company recognized additional penalty interest of $15,000 during the fiscal year ended June 30, 2018. At June 30, 2019 and 2018, the total outstanding principal and interest due under the convertible note was $31,000.

On September 1, 2016, the Company issued a convertible note payable in favor of a 10% pre-acquisition shareholder of RSB and significant post-acquisition shareholder (greater than 5%) totaling $50,000 convertible into 4,000,000 shares of common stock at a conversion price of $0.0125 per share. The note matured on April 1, 2018, and the shareholder elected not to convert the note on the maturity date. As a result, the Company recognized additional penalty interest of $50,000 during the fiscal year ended June 30, 2018. At June 30, 2019 and 2018, the total outstanding principal and interest due under the convertible note was $100,000. During the year ended June 30, 2018, the Company issued the same significant shareholder convertible notes totaling $100,000. The notes carried a 12% interest rate and matured in April 2019. In accordance with the terms of the note, all unpaid principal and interest automatically converted into common stock upon maturity at a rate of $0.10 per share. During the fiscal year ended June 30, 2019 the Company issued the significant shareholder 1,346,931 shares of restricted and unregistered common stock in full settlement of the outstanding balance totaling $134,693.

From time to time the Company has received working capital advances from shareholders. These advances are used to settle the Company’s on-going operating expenses. The shareholders have agreed to not accrue interest on the , and they are due on demand. Through June 30, 2019 the shareholders have informally agreed to defer payment until the Company’s operations are generating sufficient cash flows, however, they are under no obligation to do so in the future.

NOTE 7 – NOTES AND CONVERTIBLE NOTES PAYABLE

The Company’s notes payable consist of the following:

Note Description	2019	2018
Notes Payable:
Notes Payable matured in December 2018 a nominal interest rate of 12%	$281,000	$270,000
Notes Payable matured in December 2018 a nominal interest rate of 18%	100,000	100,000
Related Party Note Payable due October 2020 a nominal interest rate of 6%	74,560	—
Note payable issued with a maturity date of December 2019 and a nominal interest rate of 12%.	30,000	63,750

Total Notes payable	$485,560	$433,750
Accrued interest	3,000	—
Total convertible and other notes payable, net	$488,560	$433,750

The Company makes quarterly interest payments on the outstanding notes payable that matured in December 2018 totaling approximately $11,000 per quarter. Throughout the fiscal year ended June 30, 2019 the Company did not have the financial resources to make current payments on these notes payable. The Company is in negotiations with the note holders and has not incurred significant penalties associated with the current default.

The Company makes monthly principal and interest payments of $3,750 on the 12% note maturing in December 2019.

The Company’s convertible notes payable consist of the following:

Convertible Note Description	2019	2018

Notes payable convertible into common stock at $0.10 per share; nominal interest rate of 12%; and matured in April 2018 (related party)	65,000	65,000
Notes payable convertible into common stock at $0.10 per share; nominal interest rate of 12%; and matured in the first quarter of fiscal 2019	—	100,000
Notes payable convertible into common stock at $0.10 per share; nominal interest rate of 12%; and matured in the second quarter of fiscal 2019	—	160,000
Notes payable convertible into common stock at $0.10 per share; nominal interest rate of 12%; and matured in the third quarter of fiscal 2019	—	115,000
Notes payable convertible into common stock at $0.10 per share; nominal interest rate of 12%; and matured in the fourth quarter of fiscal 2019	40,000	277,500
Notes payable convertible into common stock at $0.10 per share; nominal interest rate of 12%; and matures in the first quarter of fiscal 2020	10,000	—
Notes payable convertible into common stock at $0.10 per share; nominal interest rate of 12%; and matures in the second quarter of fiscal 2020	5,000	—
Notes payable convertible into common stock at $0.10 per share; nominal interest rate of 12%; and matures in the third quarter of fiscal 2020	5,000	—
Notes payable convertible into common stock at $0.10 per share; nominal interest rate of 12%; and matures in the fourth quarter of fiscal 2020	30,000	—
Total Convertible notes payable	$155,000	$717,500
Accrued interest	72,698	108,605
Total convertible and other notes payable, net	$227,698	$826,105

The Company’s outstanding convertible notes, with the exception of the related party notes as further discussed in Note 6, automatically convert to shares of common stock and $0.10 per share upon maturity if not paid in full prior to maturity. The Company does not make monthly and interest payments on its outstanding convertible notes payable. During the fiscal year ended June 30, 2019, the Company settled previously outstanding convertible note principal and interest totaling approximately $794,000 via the issuance of 7,941,912 shares of restricted and unregistered common stock.

During the fiscal years ended June 30, 2019 and 2018 the Company recognized interest expense on all outstanding notes and convertible notes payable totaling $159,209 and $61,382, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

At June 30, 2019, the Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value of $.005, and 10,000,000 shares of preferred stock, par value $.01. At June 30, 2019 and 2018, there were 171,008,684 and 162,566,772 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

The following provides a description of the shares issued during the fiscal years ended June 30, 2019 and 2018:

In June 2019, the Company issued 8,441,912 shares of restricted and unregistered common stock for the settlement of previously outstanding debt and interest totaling approximately $794,000.

In December 2017, the Company issued 80,000,000 shares of restricted and unregistered common stock with an estimated fair value of $1,600,000 for the acquisition of RSB.

In September 2017, the Company issued 1,500,000 fully vested shares of restricted and unregistered common stock with an estimated fair value of $37,500 for consulting services.

Options and Warrants

The Company did not issue any options or warrants during the fiscal years ended June 30, 2019 and 2018. Additionally, 4,500,748 previously outstanding warrants and 32,767 previously outstanding options expired unexercised during the fiscal year ended June 30, 2018.

The following table summarizes the Company’s option activity through June 30, 2019:

Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at June 30, 2018	1,200,000	$0.05
Granted	—	—
Exercised	—	—
Expired	(1,200,000)	0.05
Forfeited	—	—
Outstanding at June 30, 2019	—	$—

The Company did not recognize any compensation expense associated with previously outstanding options and warrants for the fiscal years ended June 30, 2019 and 2018.

NOTE 9 – INCOME TAXES

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

The Company recognizes reductions in its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether it will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.

The Company’s deferred tax assets by period are as follows:

	June 30,	June 30,
	2019	2018
Deferred Tax Assets	$269,000	$200,000
Valuation Allowance	(269,000)	(200,000)

Income Tax Expense	$–	$–

The components of income tax expense for the years ended June 30, 2019 and 2018, respectively, are as follows:

	June 30,	June 30,
	2019	2018
Change in Deferred Tax Assets	$69,000	$148,000
Change in Valuation Allowance	(69,000)	(148,000)

Income Tax Expense	$–	$–

The differences between the statutory income tax rates computed at the U.S. federal statutory rate and our effective rate were the following:

	June 30,		June 30,
	2019		2018
Federal Statutory Rate	21%		21%
Permanent Difference:
Goodwill impairment	(18%	)	-%
Change in valuation allowance	(3%	)	(21%	)

Net Rate	0%		0%

On December 22, 2017, the President signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (TCJA), following its passage by the United States Congress. The TCJA makes significant changes to the U.S. federal income tax laws including among other changes a federal corporate tax rate reduction from 35% to 21% for tax years beginning after December 31, 2017, repeal of the corporate AMT tax system, and immediate expensing of certain types of business assets placed in service after September 27, 2017. Due to the impact of the Company’s full valuation allowance on net deferred tax assets, the TCJA had minimal impact on the Company’s provision for income taxes. As a result of the reduction in the federal corporate tax rate, the Company recorded additional tax expense of $34,000 with a corresponding reduction in the valuation allowance.

As of June 30, 2019, the Company had net operating loss carryforwards totaling approximately $1,280,000. The Company does not believe that it has any uncertain tax positions, correspondingly, no estimated accruals for interest and penalties have been made in the accompanying financial statements. The Company’s net operating loss carryforwards incurred prior to January 1, 2018 will begin to expire in 2034. Net operating losses incurred subsequent to the effective date of the TCJA are not subject to expiration.

The Company’s tax returns currently subject to audit by the Internal Revenue Service are for the periods ended June 30, 2014 through the present.

NOTE 10 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth a summary of the Company’s unaudited quarterly balance sheets and operating results for each of the four quarters in the period ended June 30, 2019. The information has been derived from the Company’s unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the accompanying consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

UPD Holding Corp.

Consolidated Statements of Operations

For the Years Ended

	September 30,	December 31,	March 31,	June 30,
	2018	2018	2019	2019
Revenues:
Product sales	$14,274	$—	$—	$—

Operating costs and expenses:
Cost of revenue	20,210	65,653	—	—
Professional fees	16,291	20,363	8,865	1,650
Impairment of goodwill	—	2,170,124	—	—
General and administrative	32,577	24,398	3,613	9,016
Total operating costs and expenses	69,078	2,280,538	12,478	10,666

Operating loss	(54,804)	(2,280,538)	(12,478)	(10,666)

Interest expense, net	(45,130)	(38,360)	(38,360)	(37,360)
Other income, net	17,797	(26)	—	—
Loss from continuing operations, before income taxes	(82,137)	(2,318,924)	(50,838)	(48,026)
Provision for (benefit from) income taxes	—	—	—	—
Net loss	(82,137)	(2,318,924)	(50,838)	(48,026)

Basic and diluted earnings (loss) per share from:	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	162,566,772	162,566,772	162,566,772	162,842,052

UPD Holding Corp.

Consolidated Balance Sheets

As of

	September 30,	December 31,	March 31,	June 30,
	2018	2018	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$7,428	$5,500	$479	$7,215
Accounts receivable, net	8,028	—	—	—
Inventory (at cost)	65,653	—	—	—
Total current assets	81,110	5,500	479	7,215
Property and equipment, net	74,617	74,617	74,617	74,617
Goodwill	2,170,124	—	—	—
Total assets	$2,325,851	$80,117	$75,096	$81,832

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$216,816	$170,336	$184,270	$179,671
Accrued interest	134,965	161,325	187,685	75,698
Convertible notes payable	742,500	772,500	777,500	155,000
Due to shareholders	70,301	70,301	71,074	71,074
Notes payable	422,500	485,810	485,560	485,560
Total current liabilities	1,587,082	1,660,272	1,706,089	967,003
Notes payable, net of current portion	—	—	—	—
Total liabilities	1,587,082	1,660,272	1,706,089	967,003

Commitments and Contingencies
Stockholders' equity (deficit)
Preferred stock, $0.01 par value; 10,000,000 authorized and none issued and outstanding	—	—	—	—
Common stock, $0.005 par value; 200,000,000 shares authorized and 171,008,684 issued and outstanding at June 30, 2019. 162,566,772 shares issued and outstanding September 30, 2018, December 31, 2018, and March 31, 2019.	812,834	812,834	812,834	855,044
Additional paid-in-capital	958,094	958,094	958,094	1,709,731
Accumulated deficit	(1,032,159)	(3,351,083)	(3,401,921)	(3,449,946)
Total stockholders' equity (deficit)	738,769	(1,580,155)	(1,630,993)	(885,171)
Total liabilities and stockholders' equity (deficit)	$2,325,851	$80,117	$75,096	$81,832

UPD Holding Corp.

Consolidated Statements of Cash Flows

For the Years Ended

	For the Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2018	2018	2019	2019
Cash flows from operating activities:
Net loss	$(82,137)	$(2,318,924)	$(50,838)	$(48,026)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	8,542	—	—	—
Impairment of goodwill	—	2,170,124	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,245)	8,028	—	—
Inventory	10,822	65,653	—	—
Accrued interest	26,361	26,359	26,360	29,360
Accounts payable	21,529	(46,478)	14,707	(4,599)
Net cash used in operating activities	(20,128)	(95,238)	(9,771)	(23,265)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	25,000	104,560	16,000	30,000
Principal payments on notes payable	(11,250)	(11,250)	(11,250)	—
Net cash provided by financing activities	13,750	93,310	4,750	30,000

Net increase (decrease) in cash and cash equivalents	(6,378)	(1,928)	(5,021)	6,735
Cash and cash equivalents at beginning of period	13,806	7,428	5,500	479
Cash and cash equivalents at end of period	$7,428	$5,500	$479	7,215

The Company has omitted the quarterly Consolidated Statement of Changes in Stockholders’ Equity due to the quarterly activity during the period ended June 30, 2019 consisting of the following:

•	The recognition, during the quarter ended September 30, 2018, of compensation cost totaling $8,542 for a stock based award issued in fiscal 2018.
•	The conversion of debt and interest during the quarter ended June 30, 2019 into 8,441,912 shares of common stock for total consideration of approximately $794,000.

NOTE 11 - SUBSEQUENT EVENTS

In November 2019, the Company issued 450,872 restricted and unregistered shares of common stock for the settlement of previously outstanding convertible debt and interest totaling $35,058 at a stated conversion price of $0.10 per share.

In January 2020, the Company sold all of the equipment previously owned by RSB with a net book value of approximately $75,000 as of June 30, 2019 in exchange for the settlement and release of previously outstanding promissory notes payable with a June 30, 2019 principal balance totaling approximately $350,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any disagreements with our current or predecessor independent registered accounting firm during the previous three previous fiscal years.

On September 11, 2019 we dismissed our principal independent accountant, Malone Bailey, LLP (“MB”). MB’s dismissal as the Company’s principal independent accountant was approved by the Company’s Board of Directors.

The reports of MB on the Company’s financial statements for the fiscal years ended June 30, 2017 and 2016 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to certainty, audit scope, or accounting principles, except the report did contain an explanatory paragraph related to the Company’s ability to continue as a going concern. During the Company’s fiscal years ended June 30, 2017 and 2016 and the subsequent periods through the date of dismissal, there were (i) no disagreements with MB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MB would have caused MB to make reference to the subject matter of the disagreements in connection with its report, and (ii) no “reportable events”, as that term is defined in Item 304(a)(1)(v) of Regulation S-K. MB did advise the us that the internal controls necessary for the registrant to develop reliable financial statements do not exist.

On September 11, 2019 the Company engaged WSRP, LLC (“WSRP”) as its principal independent accountant to audit the Company’s financial statements. During 2017 and 2016 and any subsequent interim period prior to engaging WSRP, the Company did not consult with WSRP on any accounting, auditing or financial reporting issue.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

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

Management conducted an evaluation of the effectiveness, as of June 30, 2019, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that, as of June 30, 2019, our internal controls over financial reporting were not effective due to the size and nature of the existing business operation for the following reasons: lack of segregation of duties; lack of multiple levels of review; insufficient written policies and procedures for accounting and financial reporting; and lack of an independent director or audit committee. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended June 30, 2019, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm is not required to issue, and has not issued, an attestation report on the Company’s internal control over financial reporting as of June 30, 2019.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the name, age and positions of our executive officers and directors as of the Effective Date.  Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position	Director Since

Mark W. Conte	58	President, Chief Executive Officer, Director	March 16, 2015
Kevin J. Pikero	63	Chief Financial Officer, Director	March 16, 2015
Andrew D. Smith	60	Director	March 16, 2015

Mark W. Conte.  Mr. Conte is a business professional and entrepreneur in Reno, Nevada with over 35 years of experience in marketing and operations in the health, nutraceutical, technology, agricultural sciences, and banking industries. Mr. Conte is a co- founder and currently serves as President of iMetabolic Corp. Formerly, Mr. Conte was a co-founder and co-Managing Member of International Metabolic Institute LLC, which developed the “iMetabolic” brand and initial line of dietary and nutraceutical products. Prior thereto, Mr. Conte was: a Partner in 1Globe Wireless, Inc.; the B2B Sales Manager for AT&T Wireless; Managing Director and Manager of Operations for Perten Instruments; Vice President of Marketing for AIQ Systems, Inc.; and as a Corporate Banking Specialist and Foreign Exchange Representative for Valley Bank of Nevada. Mr. Conte is a graduate of the University of Nevada at Reno with a B.S. in Finance.

Kevin J. Pikero.  Mr. Pikero is a practicing Certified Public Accountant (CPA) in Reno, Nevada with over 40 years of experience in the financial and accounting business. Mr. Pikero currently operates Kevin J. Pikero & Associates, Inc. (CPAs) in Reno, Nevada providing accounting, tax, and financial services for a select domestic and international clientele of corporations, partnerships, sole proprietors, and individuals.  Mr. Pikero’s professional history includes employment with: Haims & Company – (CPAs); E.F. Hutton Credit Corp.; Barclays Business Credit Inc.; Truckee River Bank; Bank of America Community Development Bank; and United American Funding, Inc. Mr. Pikero is a graduate of Bentley University with a B.S. in Accounting and of the University of Bridgeport, Bridgeport, CT with a M.B.A. in Finance.

Andrew D. Smith.  Mr. Smith is a Certified Public Accountant in Chicago, Illinois with over 35 years of experience in the financial and accounting business. He is a co-founder and the current President of Houlihan Capital, an investment banking firm with specializations in mergers and acquisitions and valuations. Previously to his time at Houlihan Capital, Mr. Smith was: a Senior Vice President for EVEREN Securities, Inc. (formerly Kemper Securities, Inc., 1993 to 1996), where he was the founder and co-head of the firm’s Mergers & Acquisitions Group; a Managing Director at Geneva Capital Markets; and an auditor for Ernst & Whinney, where he specialized in serving financial institutions. Mr. Smith is a graduate, with honors, of Ohio Wesleyan University with a BA in Economics, is registered with FINRA as a General Securities Representative (Series 7), General Securities Principal (Series 24), and a Financial and Operations Principal (Series 27), is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society, and is credentialed through the American Institute of Certified Public Accountants as “Accredited in Business Valuation.”

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and beneficial owners of more than ten percent of the Common Stock are required by SEC regulations to furnish the Company with copies of all reports that they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during fiscal 2019 its current officers, directors and beneficial owners of more than ten percent of the Common Stock complied with all applicable Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to each named executive officer during each of the fiscal years ended June 30, 2019 and 2018.

Summary Compensation Table

			All Other
		Salary	Compensation	Total
Name and Principal Position	Year	($)	($)	($)

Mark W. Conte (1)	2019	—	—	—
President, Chief (Principal) Executive Officer, Director	2018	—	—	—

Kevin J. Pikero (1)	2019	—	—	—
Chief (Principal) Financial Officer and Director	2018	—	—	—

Andrew D. Smith (1)	2019	—	—	—
Director	2018	—	—	—

_________________

(1)	Messrs. Conte, Pikero and Smith were appointed to their positions on March 16, 2015.

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

The following table sets forth, as of June 30, 2019, certain information regarding beneficial ownership of our capital stock according to the information supplied to us, that were beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of each class of the Company’s outstanding voting stock, (ii) each director, (iii) each named executive officer identified in the Summary Compensation Table, and (iv) all named executive officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. There are not any pending or anticipated arrangements that may cause a change in control.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Nature of Security	Number of Shares	Percentage of Common Stock (1)

Mark W. Conte	Common Stock	14,669,369 (1)	8.2%
President, Chief (Principal) Executive Officer, Director

Jesse Corletto	Common Stock	32,000,000 (1)	18.0%
President and Co-Founder of Record Street Brewing

Patrick Ogle	Common Stock	32,000,000 (1)	18.0%
Co-Founder of Record Street Brewing

Deacon Shoenberger	Common Stock	14,346,931 (1)	8.1%
Significant Shareholder

Kevin J. Pikero	Common Stock	1,500,000 (1)	0.8%
Chief (Principal) Financial Officer and Director

Andrew D. Smith	Common Stock	3,900,000 (1)	2.1%
Director

All directors and executive officers as a group (3 persons)	Common Stock	20,069,369 (1)	11.3%

___________________

(1)

Applicable percentage of ownership is based on 171,459,556 shares of common stock outstanding as of March 11, 2020, together with securities exercisable or convertible into 6,480,000 shares of common stock within sixty (60) days of March 11, 2020, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of  28, 2020, are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Currently none of the officers or directors of the Company hold options or warrants of the Company.  The business address of each person named is 75 Pringle Way, 8th Floor, Suite 804, Reno, NV 89502.

(2)	Share percentages reflect single digit rounding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company did not have any transactions during fiscal years 2019 and 2018 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $120,000.

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

The following table summarizes the aggregate fees billed to the Company by registered independent auditor in relation to the audits and quarterly reviews of the Company for the fiscal years ended June 30, 2019 and 2018:

	Year Ended June 30, 2019	Year Ended June 30, 2018

Audit Fees (1)	$50,000	$37,500
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-

_______________
(1)	Audit Fees. Audit fees include fees for professional services performed for the audit of our annual consolidated financial statements, review of quarterly consolidated financial statements included in our SEC filings, and assistance and issuance of consents associated with other SEC filings.

(2)	Audit-Related Fees. Audit-related fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance consulting on financial accounting/reporting standards.

(3)	Tax Fees. Tax fees primarily include professional services performed with respect to preparation of our federal and state tax returns for our consolidated subsidiaries.

(4)	All Other Fees. All other fees include products and services provided, other than the services reported comprising Audit Fees, Audit Related Fees and Tax Fees.

The Board of Directors has reviewed the services provided by WSRP and MaloneBailey, LLP for the fiscal year ended June 30, 2019 and the amounts billed for such services, and after consideration, has determined that the receipt of these fees is compatible with the provision of independent audit services. The Board has discussed these services and fees with its registered independent audit firms and Company management to determine that they are appropriate under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as under guidelines of the American Institute of Certified Public Accountants.

Pre-Approval Policies and Procedures

The entire Board of Directors acts as the Company’s Audit Committee. The Audit Committee does not have a financial expert serving on its committee at this time due to the size and nature of the Company.

All audit and non-audit services are pre-approved by the Audit Committee, which consists of the members of the Board of Directors which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm.  The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies.  The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.  The Audit Committee has considered the role of WSRP and MaloneBailey, LLP in providing services to us for the fiscal years ended June 30, 2019 and 2018 and has concluded that such services are compatible with such firm’s independence.

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

UPD HOLDING CORP.

Date: March 17, 2020	By:	/s/ Mark W. Conte
Mark W. Conte
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2020	By:	/s/ Kevin J. Pikero
Kevin J. Pikero
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark W. Conte	President, Chief Executive Officer, Director	March 17, 2020
Mark W. Conte	(Principal Executive Officer)

/s/ Kevin J. Pikero	Chief Financial Officer, Director	March 17, 2020
Kevin J. Pikero	(Principal Financial Officer)

/s/ Andrew D. Smith	Director	March 17, 2020
Andrew D. Smith

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE

NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended June 30, 2019.

