Form 10-Q
period 2019-09-30
UPD HOLDING CORP.
filed 2020-07-10
CIK 836937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2020, the issuer had 171,459,556 shares of Common Stock outstanding, par value $.005 per share.

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

UPD HOLDING
CORP. AND
SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$9,987	$7,215
Other current assets	755	—
Total current assets	10,742	7,215
Property and equipment, net	74,617	74,617
Total assets	$85,359	$81,832

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$158,576	$179,671
Accrued interest	93,477	75,698
Convertible notes payable	200,561	155,000
Due to shareholders	71,215	71,074
Notes payable	455,561	485,560
Total current liabilities	979,390	967,003

Commitments and Contingencies
Stockholders' deficit
Preferred stock, $0.01 par value; 10,000,000 authorized and none issued and outstanding	—	—
Common stock, $0.005 par value; 200,000,000 shares authorized and 171,122,517 and 171,008,684 issued and outstanding at September 30, 2019 and June 30, 2019, respectively	855,613	855,044
Additional paid-in-capital	1,720,545	1,709,731
Accumulated deficit	(3,470,189)	(3,449,946)
Total stockholders' deficit	(894,031)	(885,171)
Total liabilities and stockholders' deficit	$85,359	$81,832

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING
CORP. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2019	2018
Revenues:
Product sales	$—	$14,274

Operating costs and expenses:
Cost of revenue	—	20,210
Professional fees	24,424	16,291
General and administrative	2,096	32,577
Total operating costs and expenses	26,520	69,078

Operating loss	(26,520)	(54,804)

Interest expense, net	(17,162)	(45,130)
Other income, net	23,439	17,797
Loss from continuing operations, before income taxes	(20,243)	(82,137)
Provision for income taxes	—	—
Net loss	(20,243)	(82,137)

Basic and diluted earnings (loss) per share from:	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	169,284,024	161,266,636

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD Holding Corp.

Consolidated Statements of Changes in Stockholders' Deficit

For the Periods Ended

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
BALANCE, June 30, 2019	—	$—	171,008,684	$855,044	$1,709,731	$(3,449,946)	$(885,171)
Issuance of common stock for conversion of debt and interest	—	—	113,833	569	10,814	—	11,383
Net loss	—	—	—	—	—	(20,243)	(20,243)
BALANCE, September 30, 2019	—	—	171,122,517	$855,613	$1,720,545	$(3,470,189)	$(894,031)

BALANCE, June 30, 2018	—	$—	162,566,772	$812,834	$949,552	$(950,022)	$812,364
Stock based compensation	—	—	—	—	8,542	—	8,542
Net loss	—	—	—	—	—	(82,137)	(82,137)
BALANCE, September 30, 2018	—	—	162,566,772	$812,834	$958,094	$(1,032,159)	$738,769

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING
CORP. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(20,243)	$(82,137)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	—	8,542
Gain on settlement of debt	(23,439)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(5,245)
Inventory	—	10,822
Other current assets	(755)	—
Accrued interest	19,163	26,361
Accounts payable	(20,954)	21,529
Net cash provided by (used in) operating activities	(46,228)	(20,128)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	55,561	25,000
Principal payments on notes payable	(6,561)	(11,250)
Net cash provided by (used in) financing activities	49,000	13,750

Net increase (decrease) in cash and cash equivalents	2,772	(6,378)
Cash and cash equivalents at beginning of period	7,215	13,806
Cash and cash equivalents at end of period	$9,987	$7,428

Cash paid for income taxes	$—	$—
Cash paid for interest	$4,000	$11,000

Non-Cash Supplemental Disclosures
Common stock issued for debt settlement	$10,000	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING
CORP. AND
SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND ORGANIZATION

UPD Holding Corp. (“UPD”, “Company”), incorporated in the State of Nevada, is a holding Company seeking to acquire assets and businesses to provide a competitive advantage through cost-sharing and other synergies. The Company currently operates in the food and beverage industry through Record Street Brewing (“RSB”) and weight and health management with its distribution and marketing agreement with iMetabolic (“IMET”). The Company is pursuing business development opportunities in the food and beverage industry and other product licensing agreements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period September 30, 2019, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the Securities and Exchange Commission on March 17, 2020.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days of less at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. As of September 30, 2019 and June 30, 2019 the Company did not have any cash equivalents or cash deposits in excess of the federally insured limits.

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

Revenues from product sales are recognized when the Company’s performance obligations are satisfied upon delivery. The Company primarily invoices its customers when orders are received and does not provide any refunds, rights of return, or warranties to its customers. The Company has not recognized any revenue since the quarter ended September 30, 2018.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 – Leases (Accounting Standards Codification (“ASC” )Topic 842). Under the new guidance a lessee will be required to recognize assets and liabilities for leases with lease terms more than 12 months, whether that lease be classified as a capital or operating lease. This update is effective in annual reporting periods beginning after December 15, 2018 and the interim periods within that year. On the Company’s adoption date, July 1, 2019, there were no non-cancelable leases. As a result, the adoption of ASC 842 did not have a material impact on the Company’s financial statements.

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

NOTE 3 – NOTES AND CONVERTIBLE NOTES PAYABLE

The Company’s notes payable consist of the following:

Note Description	September 30, 2019	June 30, 2019
Notes Payable:
Notes Payable matured in December 2018 a nominal interest rate of 12%	$281,000	$281,000
Notes Payable matured in December 2018 a nominal interest rate of 18%	100,000	100,000
Related Party Note Payable due October 2020 a nominal interest rate of 6%	74,561	74,560
Note payable issued with a maturity date of December 2019 and a nominal interest rate of 12%.	—	30,000
Total Notes payable	$455,561	$485,560
Accrued interest	16,055	3,000
Total convertible and other notes payable, net	$471,616	$488,560

Throughout the three months ended September 30, 2019 the Company did not have the financial resources to make current payments on these notes payable. The Company is in negotiations with the note holders and has not incurred significant penalties associated with the current default.

In August 2019, the Company settled a previously outstanding note payable totaling $30,000 with a cash payment of $6,561 and recognized a gain on settlement of $23,439.

The Company’s convertible notes payable consist of the following:

Convertible Note Description	September 30, 2019	June 30, 2019

Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matured in April 2018 (related
party)	65,000	65,000
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matured in the fourth quarter of
fiscal 2019	20,000	40,000
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matured in the first quarter
of fiscal 2020	10,000	10,000
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 15%; and matured in the third quarter of
fiscal 2020	5,000	5,000
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matures in the fourth quarter of
fiscal 2020	30,000	30,000
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matures in the first quarter of
fiscal 2021	35,000	—
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matures in the second quarter of
fiscal 2021	15,000	—
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matures in the second quarter of
fiscal 2020	—	5,000
Notes payable convertible into common stock at $0.10 per share; nominal interest
rate of 12%; and matures in the third quarter of fiscal 2021	20,561	—
Total Convertible notes payable	$200,561	$155,000
Accrued interest	77,422	72,698
Total convertible and other notes payable, net	$277,983	$227,698

The Company did not make monthly and interest payments on its outstanding convertible notes payable. During the three months ended September 30, 2019, the Company settled previously outstanding convertible note principal and interest totaling approximately $11,000 via the issuance of 113,833 shares of restricted and unregistered common stock.

During the three months ended September 30, 2019 and 2018 the Company recognized interest expense on all outstanding notes and convertible notes payable totaling approximately $17,000 and $45,000, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

At September 30, 2019, the Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value of $.005, and 10,000,000 shares of preferred stock, par value $.01. At September 30, 2019, there were 171,122,517 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

From time to time the Company has received working capital advances from shareholders. These advances are used to settle the Company’s on-going operating expenses. The shareholders have agreed to not accrue interest on the notes, and they are due on demand. Through September 30, 2019 the shareholders have informally agreed to defer payment until the Company’s operations are generating sufficient cash flows, however, they are under no obligation to do so in the future.

NOTE 6 – SUBSEQUENT EVENTS

In June 2020 the Company, through its Record Street Brewing subsidiary, entered into a licensing agreement whereby its beer brands will be produced and distributed by a third-party. The third party operates a gastropub in Reno, Nevada under the Record Street Brewery name. The licensing agreement has an effective date of July 1, 2020 and is set to receive 25% of the gross profits sold and distributed outside of the gastropub premises.

In May 2020 the Company entered into a convertible promissory note payable for cash proceeds totaling $50,000. The note carries 12% interest, matures in one year from the date of issuance, and is convertible into common stock at a price of $0.10 per share.

In February 2020 the Company’s CEO entered into a promissory note payable in which the Company received cash proceeds totaling $10,000. The note carries a nominal interest rate of 6% and matures in October 2020.

In January 2020, the Company settled a total of $250,000 previously outstanding notes payable with a nominal interest rate of 12% and $100,000 previously outstanding notes payable with a nominal interest rate of 18% in exchange for property and equipment and other assets with a net book value totaling $74,617. As a result of the settlement the Company recognized a gain of $301,383 during the three and nine months ended September 30, 2019.

In November 2019 the Company issued 337,039 shares of common stock for the settlement of convertible notes and accrued interest totaling $33,675.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, and with our audited financial statements included in our Form 10-K for the fiscal year ended June 30,2019, filed with the Securities and Exchange Commission on March 17, 2020.

This discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for the periods presented. The following selected financial information is derived from our historical consolidated financial statements and should be read in conjunction with such consolidated financial statements and notes thereto set forth elsewhere herein and the “Forward- Looking Statements” explanation included herein.

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

Effective December 31, 2017 we acquired the “Record Street” brand and its contract brewing and distribution operations for its three flagship ales. In the quarter ending March 31, 2018, RSB entered into a production relationship with Brew Hub and launched the new Stylus lager in all formats as well as blonde and pale ales in cans along with the Company’s existing 1/6 and 1/2-barrel kegs and 12 oz bottles. RSB ceased contract brewing with Brew Hub in April 2018 and ceased beer sales in September 2018. Effective as of September 30, 2019, RSB determined to cease pursuing contract brewing operations in an effort to stem future losses from the exit of RSB’s primary distributor, Young’s Market Distribution Company, from the beer business. The loss of Young’s Market Distribution Company as RSB’s California statewide beer distributor contributed to a significant impairment to the value of the Company’s acquisition of RSB.

On June 10, 2020, RSB entered into a license of the Record Street™ and Stylus™ brands with a related-party private entity, Alpine Group Inc. (the “Licensee”), that recently opened a brewpub located in Reno, Nevada. Effective as of July 1, 2020, the Licensee will have the exclusive right to brew and distribute Record Street™ and Stylus™ brand beers in the State of Nevada.

RSB shall be entitled to receive 25% of the gross profits from all sales of Record Street™ and Stylus™ branded products by the Licensee for an initial term of five (5) years and a five (5) year renewal term. The license will renew in perpetuity after the first renewal term if the Licensee achieves gross sales of licensed products of $2,000,000 during the initial term and first renewal term, collectively. The president and principal shareholder of the Licensee is Jesse Corletto, a previously related party to the Company, who ceased to hold any officer or director positions with the Company or RSB as of September 30, 2019.

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

RSB intends to utilize the excess brewing capacity of the Licensee to restart its beer distribution business and support taproom franchise locations. The Licensee intends to commence off-premise beer distribution in July 2020.

With fewer barriers to entry, such as reduced minimum order quantities (MOQs), lower costs of goods sold (COGS), and reduced regulatory licensing requirements, the Company has determined to focus its brand extensions and product innovations in the health and wellness beverage category. We believe there is increasing consumer demand for enhanced and functional (value-added) beverages and expect to capitalize on this and potential consumer demand with the development and launch of new products focused on growing trends in the beverage space, particularly infused beverages.

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

RESULTS OF OPERATIONS

The Company’s revenue is generated through the sale of its beer products. In September 2018 the Company made its last sales under its previous distribution arrangements. Since September 2018, the Company has not recognized any revenue nor did it have any inventory. Effective July 1, 2020 the Company entered into a licensing agreement in which the Company will receive 25% of beer sales distributed outside the gastropub operated my licensee. The licensee began its gastropub operations in late April 2020.

During the second quarter of fiscal 2019, the Company determined that its initial beer products for sale spoiled resulting in the Company fully impairing its previously held inventory. As a result of the impairment, the Company recognized an obsolescence loss of $65,653 during the three months ended September 30, 2019 included in cost of revenue in the accompanying consolidated statements of operations.

Professional Fees

During the three months ended September 30, 2019, the Company recognized professional fees of approximately $24,000 representing an increase of approximately 50% from the prior comparable period. The increase is the result of the Company engaging accounting consultants and auditors to assist in meeting the Company’s financial reporting obligations which were delinquent during the comparable periods in fiscal 2019.

The Company expects its professional fees to decline throughout the remainder of fiscal 2020 and into the first half of fiscal 2021 as it expects to meet its compliance obligations on a timely basis.

General and Administrative Expenses

The Company incurred general and administrative expenses totaling approximately $2,000 for the three months ended September 30, 2019 representing a decrease of approximately 94 from the comparable period of fiscal 2019. Similar to other operational items, our funding challenges have resulted in overall declines in activity and corresponding expenses incurred.

We expect these items to increase over the next several periods with the success of our business plans and will primarily consist of facilities costs, management and other salaries, travel, and other corporate overhead.

Interest Expense

Through September 30, 2019 we settled certain previously outstanding convertible promissory notes payable. As a result, interest expense decreased approximately 62% to approximately $17,000 from the prior three month period ended September 30.

Our future interest expense obligations are dependent on the types of financing arrangements we are successful in arranging over the next twelve months, if any.

Other | Gain on Settlement of Debt

During the three months ended September 30, 2019 we were able to settle previously outstanding obligations for less than their carrying values on the date of settlement. As a result, we recognized a non-recurring gain on debt settlement of approximately $23,000 for the three months ended September 30, 2019, respectively.

Liquidity and Capital Resources

As of September 30, 2019, the Company had a working capital deficit of approximately $969,000. We estimate that, over the next twelve months, in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for general and administrative expenses and professional fees, which include accounting, legal and other professional fees, as well as filing fees. We believe we will be able to meet these costs through the use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations.

During the three months ended September 30, 2019, the Company’s operational cash flows primarily consisted of incurring expenses in the normal course of business at levels commensurate with its funding levels and resulting inabilities to commence commercially viable operations. Net of the non-cash and non-recurring gains on debt settlements of approximately $23,000, the Company’s operational cash uses primarily consisted of the incurrence of on-going general and administrative expenses for the three months ended September 30, 2019. The Company expects these operational cash uses to continue until sufficient capital is raised, if any.

The Company does not have sufficient resources to engage in significant investing activities. As funding permits, the Company expects to invest in expanding its beer production and related products.

During the three months ended September 30, 2019, the Company generated approximately $49,000 of net cash from financing activities through the issuance of convertible debt totaling $56,000 partially off-set by making an approximate $7,000 payment on its other outstanding notes payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K.

Critical Accounting Policies

Our Unaudited Financial Statements and Notes to Unaudited Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company" (as defined by Item 10 of Regulation S-K), the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019 our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2019, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, the Company is not currently involved in any legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, the risks associated with our Company are set forth in the "Risk Factors" section of our Form 10-K filed with the SEC on March 17, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no recent sales of unregistered equity securities that were not previously disclosed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed herewith.

Exhibit Number	Description

31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	License Agreement
101.INS*	XBRL Instance Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.SCH*	XBRL Extension Schema Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

_________________
* Filed herewith.

**In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPD HOLDING CORP.

Dated: July 10, 2020	By:	/s/ Mark W. Conte
Mark W. Conte
President and Chief Executive Officer
(Principal Executive Officer)

Dated: July 10, 2020	By:	/s/ Kevin J. Pikero
Kevin J. Pikero
Chief Financial Officer
(Principal Financial and Accounting Officer)

