Form 10-Q
period 2020-03-31
UPD HOLDING CORP.
filed 2020-07-10
CIK 836937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

UPD HOLDING
CORP. AND
SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,999	$7,215
Other current assets	755	—
Total current assets	3,754	7,215
Property and equipment, net	—	74,617
Total assets	$3,754	$81,832

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$172,517	$179,671
Accrued interest	87,271	75,698
Convertible notes payable	230,129	155,000
Due to shareholders	72,225	71,074
Notes payable	115,560	485,560
Total current liabilities	677,702	967,003

Commitments and contingencies
Stockholders' deficit
Preferred stock, $0.01 par value; 10,000,000 authorized and none issued and outstanding	—	—
Common stock, $0.005 par value; 200,000,000 shares authorized and 171,459,556 and 171,008,684 issued and outstanding at March 31, 2020 and June 30, 2019, respectively	857,298	855,044
Additional paid-in-capital	1,752,535	1,709,731
Accumulated deficit	(3,283,781)	(3,449,946)
Total stockholders' deficit	(673,948)	(885,171)
Total liabilities and stockholders' deficit	$3,754	$81,832

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING
CORP. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Revenues:
Product sales	$—	$—	$—	$14,274

Operating costs and expenses:
Cost of revenue	—	—	—	85,863
Professional fees	29,092	8,865	113,838	45,519
Impairment of goodwill	—	—	—	2,170,124
General and administrative	595	3,613	4,111	60,588
Total operating costs and expenses	29,687	12,478	117,949	2,362,094

Operating loss	(29,687)	(12,478)	(117,949)	(2,347,820)

Interest expense, net	(5,837)	(38,360)	(40,708)	(121,850)
Other income, net	301,383	—	324,822	17,771
Income (loss) from continuing operations, before income taxes	265,859	(50,838)	166,165	(2,451,899)
Provision for income taxes	—	—	—	—
Net income (loss)	265,859	(50,838)	166,165	(2,451,899)

Basic and diluted earnings (loss) per share from:	$0.00	$0.00	$0.00	$(0.02)

Weighted average shares outstanding
Basic and diluted	169,545,852	162,566,772	169,414,938	162,566,772

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING
CORP. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIODS ENDED

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE, June 30, 2019	—	$—	171,008,684	$855,044	$1,709,731	$(3,449,946)	$(885,171)
Issuance of common stock for conversion of debt and interest	—	—	113,833	569	10,814	—	11,383
Net loss	—	—	—	—	—	(20,243)	(20,243)
BALANCE, September 30, 2019	—	$—	171,122,517	$855,613	$1,720,545	$(3,470,189)	$(894,031)
Issuance of common stock for conversion of debt and interest	—	—	337,039	1,685	31,990	—	33,675
Net loss	—	—	—	—	—	(79,451)	(79,451)
BALANCE, December 31, 2019	—	$—	171,459,556	$857,298	$1,752,535	$(3,549,640)	$(939,807)
Net income	—	—	—	—	—	265,859	265,859
BALANCE, March 31, 2020	—	$—	171,459,556	$857,298	$1,752,535	$(3,283,781)	$(673,948)

BALANCE, June 30, 2018	—	$—	162,566,772	$812,834	$949,552	$(950,022)	$812,364
Stock based compensation	—	—	—	—	8,542	—	8,542
Net loss	—	—	—	—	—	(82,137)	(82,137)
BALANCE, September 30, 2018	—	$—	162,566,772	$812,834	$958,094	$(1,032,159)	$738,769
Net loss	—	—	—	—	—	(2,318,924)	(2,318,924)
BALANCE, December 31, 2018	—	$—	162,566,772	$812,834	$958,094	$(3,351,083)	$(1,580,155)
Net loss	—	—	—	—	—	(50,838)	(50,838)
BALANCE, March 31, 2019	—	$—	162,566,772	$812,834	$958,094	$(3,401,921)	$(1,630,993)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING
CORP. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	March 31,	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$166,165	$(2,451,899)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	—	8,542
Gain on settlement of debt	(324,822)	—
Impairment of goodwill	—	2,170,124
Changes in operating assets and liabilities:
Accounts receivable	—	2,783
Inventory	—	76,475
Other current assets	(755)	—
Accrued interest	42,631	79,080
Accounts payable	(6,003)	(10,242)
Net cash used in operating activities	(122,784)	(125,137)

Cash flows from financing activities:
Proceeds from related party notes payable	10,000	74,560
Proceeds from issuance of convertible notes payable	115,129	71,000
Principal payments on notes payable	(6,561)	(33,750)
Net cash provided by financing activities	118,568	111,810

Net decrease in cash and cash equivalents	(4,216)	(13,327)
Cash and cash equivalents at beginning of period	7,215	13,806
Cash and cash equivalents at end of period	$2,999	$479

Cash paid for income taxes	$—	$—
Cash paid for interest	$4,000	$30,769

Non-Cash Supplemental Disclosures
Common stock issued for debt settlement	$40,000	$—
Notes payable forgiven for asset disposition	$350,000	$—

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three and nine-month period ended March 31, 2020, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the Securities and Exchange Commission on March 17, 2020.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days of less at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. As of March 31, 2020 and June 30, 2019 the Company did not have any cash equivalents or cash deposits in excess of the federally insured limits.

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

NOTE 3 – NOTES AND CONVERTIBLE NOTES PAYABLE

The Company’s notes payable consist of the following:

Note Description	March 31, 2020	June 30, 2019
Notes Payable:
Notes Payable matured in December 2018 a nominal interest rate of 12%	$31,000	$281,000
Notes Payable matured in December 2018 a nominal interest rate of 18%	—	100,000
Related Party Note Payable due October 2020 a nominal interest rate of 6%	84,560	74,560
Note payable issued with a maturity date of December 2019 and a nominal interest rate of 12%.	—	30,000
Total Notes payable	$115,560	$485,560
Accrued interest	26,215	3,000
Total convertible and other notes payable, net	$141,775	$488,560

Throughout the nine months ended March 31, 2020 the Company did not have the financial resources to make current payments on these notes payable. The Company is in negotiations with the note holders and has not incurred significant penalties associated with the current default.

In August 2019, the Company settled a previously outstanding note payable totaling $30,000 with a cash payment of $6,561 and recognized a gain on settlement of $23,439.

In January 2020, the Company settled a total of $250,000 previously outstanding notes payable with a nominal interest rate of 12% and $100,000 previously outstanding notes payable with a nominal interest rate of 18% in exchange for property and equipment and other assets with a net book value totaling $74,617. As a result of the settlement the Company recognized a gain of $301,383 during the three and nine months ended March 31, 2020.

The Company’s convertible notes payable consist of the following:

Convertible Note Description	March 31, 2020	June 30, 2019

Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matured in April 2018 (related
party)	$65,000	$65,000
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matured in the fourth quarter of
fiscal 2019	5,000	40,000
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matured in the first quarter
of fiscal 2020	10,000	10,000
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 15%; and matured in the third quarter of
fiscal 2020	5,000	5,000
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matures in the fourth quarter of
fiscal 2020	30,000	30,000
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matures in the first quarter of
fiscal 2021	35,000	—
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matures in the second quarter of
fiscal 2021	15,000	—
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matures in the second quarter of
fiscal 2020	—	5,000
Notes payable convertible into common stock at $0.10 per share; nominal interest
rate of 12%; and matures in the third quarter of fiscal 2021	65,129	—
Total Convertible notes payable	$230,129	$155,000
Accrued interest	61,056	72,698
Total convertible and other notes payable, net	$291,185	$227,698

The Company’s outstanding convertible notes, with the exception of the related party notes as further discussed in Note 5, automatically convert to shares of common stock and $0.10 per share upon maturity if not paid in full prior to maturity. The Company did not make monthly and interest payments on its outstanding convertible notes payable. During the nine months ended March 31, 2020, the Company settled previously outstanding convertible note principal and interest totaling approximately $45,000 via the issuance of 450,872 shares of restricted and unregistered common stock.

During the nine months ended March 31, 2020 and 2019 the Company recognized interest expense on all outstanding notes and convertible notes payable totaling approximately $41,000 and $122,000, respectively. During the three months ended March 31, 2020 and 2019 the Company recognized interest expense on all outstanding notes and convertible notes payable totaling approximately $6,000 and $38,000, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

At March 31, 2020, the Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value of $.005, and 10,000,000 shares of preferred stock, par value $.01. At March 31, 2020, there were 171,459,556 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding.

The following provides a description of the shares issued during the nine months ended March 31, 2020:

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

From time to time the Company has received working capital advances from shareholders. These advances are used to settle the Company’s on-going operating expenses. The shareholders have agreed to not accrue interest on the notes, and they are due on demand. Through March 31, 2020 the shareholders have informally agreed to defer payment until the Company’s operations are generating sufficient cash flows, however, they are under no obligation to do so in the future.

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

RSB shall be entitled to receive 25% of the gross profits from all sales of Record Street™ and Stylus™ branded products by the Licensee for an initial term of five (5) years and a five (5) year renewal term. The license will renew in perpetuity after the first renewal term if the Licensee achieves gross sales of licensed products of $2,000,000 during the initial term and first renewal term, collectively. The president and principal shareholder of the Licensee is Jesse Corletto, a related party to the Company, who ceased to hold any officer or director positions with the Company or RSB as of December 31, 2019.

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

Professional Fees

During the three and nine months ended March 31, 2020, the Company recognized professional fees of approximately $29,000 and $114,000, respectively, representing increases of approximately 228% and 150%, respectively, from the prior comparable periods. These increases are the result of the Company engaging accounting consultants and auditors to assist in meeting the Company’s financial reporting obligations which were delinquent during the comparable periods in fiscal 2019.

The Company expects its professional fees to decline throughout the remainder of fiscal 2020 and into the first half of fiscal 2021 as it expects to meet its compliance obligations on a timely basis.

Goodwill Impairment

Due to the Company’s need for additional funding and lack of firm funding commitments to execute its business plans, the Company was unable to continue to develop its RSB branding, grow its market share, and produce additional inventory. These facts and circumstances triggered the Company to perform an impairment test on its RSB assets in the second quarter of the fiscal year ended June 30, 2019. As a result of the uncertainties surrounding its capital resources and corresponding impacts on forecasted undiscounted cash flows, the Company fully impaired its goodwill during the nine months ended March 31, 2019, totaling $2,170,124.

General and Administrative Expenses

The Company incurred general and administrative expenses totaling approximately $600 and $4,000 for the three and nine months ended March 31, 2020, respectively representing decreases of approximately 84% and 93%, respectively from the comparable periods of fiscal 2019. Similar to other operational items, our funding challenges have resulted in overall declines in activity and corresponding expenses incurred.

We expect these items to increase over the next several periods with the success of our business plans and will primarily consist of facilities costs, management and other salaries, travel, and other corporate overhead.

Interest Expense

Throughout fiscal 2020 we settled several of our previously outstanding promissory notes and convertible promissory notes payable. As a result interest expense decreased approximately 85% to approximately $6,000 from the prior three month period ended March 31 and approximately 67% to approximately $41,000 from the prior nine months ended March 31.

Through March 31, 2020 we successfully settled over $400,000 in previously outstanding obligations. Our future interest expense obligations are dependent on the types of financing arrangements we are successful in arranging over the next twelve months, if any.

Gain on Settlement of Debt

During the three and nine months ended March 31, 2020 we were able to settle previously outstanding obligations for less than their carrying values on the date of settlement. As a result, we recognized non-recurring gains on debt settlements of approximately $301,000 and $325,000 for the three and nine months ended March 31, 2020, respectively.

Liquidity and Capital Resources

As of March 31, 2020, the Company had a working capital deficit of approximately $674,000. We estimate that, over the next twelve months, in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for general and administrative expenses and professional fees, which include accounting, legal and other professional fees, as well as filing fees. We believe we will be able to meet these costs through the use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations.

During the nine months ended March 31, 2020, the Company’s operational cash flows primarily consisted of incurring expenses in the normal course of business at levels commensurate with its funding levels and resulting inabilities to commence commercially viable operations. Net of the non-cash and non-recurring gains on debt settlements of approximately $322,000, the Company’s operational cash uses primarily consisted of the incurrence of on-going general and administrative expenses for the nine months ended March 31, 2020. The Company expects these operational cash uses to continue until sufficient capital is raised, if any.

The Company does not have sufficient resources to engage in significant investing activities. As funding permits, the Company expects to invest in expanding its beer production and related products.

During the nine months ended March 31, 2020, the Company generated approximately $125,000 of cash from financing activities through the issuance of convertible debt totaling $115,000 and related party promissory notes totaling $10,000 partially off-set by making an approximate $7,000 payment on its other outstanding notes payable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020 our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the nine months ended March 31, 2020, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

