Form 10-K
period 2020-06-30
UPD HOLDING CORP.
filed 2020-08-14
CIK 836937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of December 31, 2019 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $402,000 based on the last trading price of the registrant’s common stock of $0.006 as reported on the OTC Bulletin Board on such date.

As of August 14, 2020, the registrant had 172,450,907 shares of its $.005 par value common stock issued and outstanding.

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

Overview

We are a health and wellness company with a focus on nutraceutical and alternative and specialty beverages. Our past development efforts have included weight loss and weight management products marketed under our iMetabolic® brand (“IMET”) and craft beer offerings under our Record Street™ brand (“RSB”). Current development efforts are focused on alternative and specialty beverages that leverage and combine the Company’s regulated nutraceutical and beverage manufacturing experience to create novel and trending beverages that have health benefits, such as waters infused with hemp-based nootropics, cannabinoids, and terpenes. We also are pursuing the franchising and licensing of the Record Street™ brand for live music venues and brewpubs throughout the United States.

With fewer barriers to entry, such as reduced minimum order quantities (MOQs), lower costs of goods sold (COGS), and reduced regulatory licensing requirements, the Company has determined to focus its brand extensions and product innovations in the health and wellness beverage category. We believe there is increasing consumer demand for enhanced and functional (value-added) beverages and expect to capitalize on this and potential consumer demand with the development and launch of new products focused on growing trends in the beverage space.

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

IMET License Agreement

IMET entered into a license with IMI, a Nevada limited liability company, on July 22, 2013 (the “License”).  In the License, IMI granted to IMET the exclusive licenses to use, produce, market and sell: (i) five marks (the “Licensed Marks”); (ii) four books written by Dr. Sasse (the “Licensed Content”); and (iii) approximately 150 supplements and foods created and previously sold by IMI (the “Licensed Articles”).  The Licensed Marks include the trademark “iMetabolic”; the domain name “www.imetabolic.com”; the trademark “iMetabolic Catalyst”; and a trademark and domain name related to Dr. Sasse.  The License had a term of three years, commencing on July 1, 2013 (the “Initial Term”), with a provision stating that the term of the License would automatically become perpetual if IMET sold $3.0 Million of Licensed Content or Licensed Articles before July 1, 2016. IMI has granted IMET an extension of the July 1, 2016 deadline until December 31, 2020. In connection with those extensions, IMET returned to IMI all rights to the Licensed Content (Dr. Sasse’s books) and the two Dr. Sasse Licensed Marks. IMET is to bear all expenses of the creation and sale of the Licensed Content and Licensed Articles.  The License contains other provisions standard in licenses.

iMetabolic Trademarks

During 2014, the trademark “iMetabolic” expired at the U.S. Patent and Trademark Office.  In conjunction with the closing of the Exchange, IMI re-applied for that trademark and the service mark "iMetabolic" on December 16, 2014.  In May 2015, the Company engaged Drinker, Biddle & Reath, LLP to correspond with the U.S. Patent and Trademark Office regarding our application.  As of April 19, 2016, the Company was awarded Registration Number 4,941,53 in the Class 5 Category. Additionally, on September 6, 2016, the Company was awarded Registration Number 5,034,186 in the Class 44 Category. At this juncture, the Company has succeeded in defending both trademarks and intends to exploit them on an ongoing commercial basis.

Record Street Brewing Co.

At the time RSB was acquired in December 2017, RSB’s business model for beer production and distribution was enhanced by pasteurization incorporated into a third party brewing and bottling process, which facilitated up to a twelve-month shelf life for the refrigerated beer, and the ability brewer to brew commercially small batches. RSB has been unable to identify a suitable substitute contract brewer that employs pasteurization and brews commercially small batches.

Unpasteurized craft beer generally is fresh tasting only for 120–180 days from the package date if kept refrigerated. Therefore, it is economically imprudent to maintain inventories without the certainty of distribution and sales of the product. This reduced shelf life also makes it difficult to maintain brewing schedules, as there becomes a higher risk of perishability of the excess inventory.

Further, one of our primary customers decision to exit the beer distribution market in mid-2018 compounded the issue of reduced shelf life since the distributor provided significant access to sales throughout the entire State of California, a significant target market for our initial sales. Without that centralized opportunity, RSB would be required to obtain distribution in each localized market throughout California. Therefore, as a result of the need to find substitute distribution throughout the State of California, coupled with the truncated time frame in which to do so caused by a shortened shelf life, RSB has determined to exit the beer market in California until such time as suitable brewing and distribution alternatives are available.

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

In addition to brewing and off-premise distribution licensing opportunities, RSB has also opened a taproom, restaurant, and lounge business model that can be franchised under the Record Street™ brand. RSB taprooms will focus on the sale of Record Street™ branded beers and are envisioned as music and sports lounges that sell RSB’s beers, affordable fast casual cuisine, and related merchandise. With RSB’s beers displayed on a prominently featured tap system, beer sales will be the primary revenue driver. The economic strategy of the tap rooms will be value pricing, high margins, and high volumes. The flagship location for the first RSB taproom is currently open and operating in Reno, Nevada.

RSB intends to utilize the excess brewing capacity of the Licensee to restart its beer distribution business and support taproom franchise locations. As of the end of July 2020 RSB commenced keg barrel products to a distributer based in Reno, Nevada.

Creation or Acquisition and Development of Potential Specialty and Alternative Beverage Products

The Company has followed trends in specialty and alternative beverages very closely over the past 12-18 months and been engaged in strategic discussions with multiple novel ingredient manufacturers and bottling copackers with the intent to develop and acquire beverage products that have or will have industry leading margins and market penetration. Among those ingredients are nootropics, terpenes, and cannabinoids in flavored and carbonated waters with multiple bottling formats that include aluminum screw-top bottles, slim-line aluminum cans, biodegradable PET and PET-alternative plastic bottles, and glass bottles—each with the environmentally friendly, sustainable packaging solutions. These products may be developed in-house or sold by the Company through distribution agreements with existing brands. However, there is no assurance the Company can create in the future any beverage product that can be profitably manufactured and marketed. Discussions are ongoing and more details will be forthcoming as plans

Distribution Method for Our Product

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

Dependence on Few Customers

We may rely on relatively few customers as we initiate new product sales. There can be no assurance that such customers will continue to order our products in the same level or at all. A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results, and financial condition.

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

Competition

The beverage industry is extremely competitive. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. Our products will be competing directly with a wide range of drinks produced by a relatively large number of manufacturers. Most of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other marketing campaigns. In addition, companies manufacturing these products generally have far greater financial, marketing, and distribution resources than we have.

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

Research and Development

The Company is in discussions with several flavor and formulation houses, ingredient manufacturers, and contract bottlers and co-packers in the research and development of its alternative and specialty beverages. The Company currently is not engaged in any research and development activities on behalf of the Record Street™ brand, except to the extent that existing beer formulas may be improved while retaining their signature flavors. Once the Company is able to secure new contract brewers and broad distribution relationships, the Company will begin redistributing its signature beers and recommence the research and development of new beer varieties and packaging formats. The Company did not expend any capital resources on research and development during the reporting period.

Intellectual Property

Where available, we intend to obtain trademark protection in the United States for a number of trademarks for slogans and product designs. We intend to aggressively assert our rights under trade secret, unfair competition, trademark, and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

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

Seasonality of Business

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may have a temporary effect on the demand for our product and contribute to lower sales, which could have an adverse effect on our results of operations for such periods. In light of both existing and the future possibility of changing trends related to COVID-19, both existing and future operations, demand for, and financial conditions could be impacted.

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

Legal requirements apply in many jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing, and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary and are constantly evolving. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at the local, state, and federal levels in the United States.

Any third-party bottling facility that we may choose to utilize in the future and any other such operations will be subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. It will be our policy to comply with any and all such legal requirements. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, net income, or competitive position.

Financial Planning

At June 30, 2020, the Company was not engaged in any revenue producing activities that generated positive cash flow.

Over the next 12 months we anticipate our operating expenses will include: (i) costs for the production of product inventory; (ii) marketing costs; (iii) general and administrative expenses; (ii) officer and director wages and consulting fees, and (ii) costs associated with maintaining the Company as a publicly traded entity, including the filing of Exchange Act reports. We believe we will be able to meet these costs through the use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations.  Accordingly, the Company’s financial condition could require that it seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of its operations. As a result, the Company’s independent registered public accounting firm has issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2020.

Government Regulation

In both domestic and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, importation, exportation, licensing, sale, and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state, or local levels in the United States and at all levels of government in foreign jurisdictions. There can be no assurance that we or our distributors are in compliance with all of these regulations. Our failure or our distributors’ failure to comply with these regulations or new regulations could lead to the imposition of significant penalties or claims and could negatively impact our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues.

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

Available Information

The Company is a Nevada corporation with its principal executive office located at 75 Pringle Way, 8th Floor, Suite 804, Reno, Nevada 89502, and its telephone number is (775) 829-7999 x112.

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

There continues to be and will for the foreseeable future, ongoing challenges related to the COVID-19 virus. Statewide shut-downs, shelter in place orders, bar closures, social distancing, etc. all for the most part put downward pressure on nearly every aspect of life and businesses that cater to the public and will continue to create financial headwinds as well as create dilemmas which will have the potential to negatively impact every aspect of business.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations. In its report on the financial statements for the year ended June 30, 2020, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need additional funds to produce, market, and distribute our product.

We will have to spend additional funds to produce, market and distribute our product. If we cannot raise sufficient capital, we may have to cease operations and investors could lose their investment. We will need additional funds to produce our product for distribution to our target market. Even after we have produced our product, we will have to spend substantial funds on distribution, marketing, and sales efforts before we will know if we have commercially viable and marketable/sellable products.

We may have difficulty raising additional capital to fund expanded operations.

At present we have no plans to obtain financing for our proposed short-term marketing plans and have no agreement or arrangements to obtain the financing needed to fund our future expanded operations. If we do not obtain substantial funding, we expect our expansion expenses will exceed our immediate sales revenues. Our successful long-term future is dependent on receiving substantial funding in the long-term. (See “Management’s Discussion and Analysis of Financial Condition,” below.)

There is no guarantee that sufficient sale levels will be achieved.

There is no guarantee that the expenditure of money on distribution and marketing efforts will translate into sufficient sales to cover our expenses and result in profits. Consequently, there is a risk that investors may lose their entire investment.

If we fail to further penetrate existing markets or successfully expand our business into new markets, then the growth in sales of our products, along with our operating results, could be negatively impacted.

The success of our business is contingent on our ability to continue to grow by entering new markets and further penetrating existing markets. Our ability to further penetrate existing markets or to successfully expand our business into additional countries is subject to numerous factors, many of which are out of our control.

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

We also intend to compete indirectly with major international beverage companies including but not limited to: the Coca-Cola Company; PepsiCo, Inc.; Nestlé; Dr Pepper Snapple Group; Groupe Danone; Kraft Foods Group, Inc.; and Unilever. These companies have established market presence in the United States and offer a variety of beverages that are substitutes to our product. We will face potential direct competition from such companies because they have the financial resources, and access to manufacturing and distribution channels to rapidly enter the specialty and alternative water market. For example, we may compete directly with alkaline water producers and brands focused on the emerging alkaline beverage market including: Eternal; Essentia; Icelandic; Real Water; Aqua Hydrate; Mountain Valley; Qure; Penta; and Alka Power. These companies could bolster their position in the alkaline water market through additional expenditure and promotion.

As a result of both direct and indirect competition, our ability to successfully distribute, market and sell our product, and to gain sufficient market share in the United States to realize profits may be limited, greatly diminished, or totally diminished, which may lead to partial or total loss of your investments in the Company.

Alternative non-commercial beverages or processes could hurt our business.

The availability of non-commercial beverages, such as tap water, and machines capable of producing alkaline water or infusing cannabinoids into water at the consumer’s home or at storefronts, could hurt our business, market share, and profitability.

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

Our distribution network and its success may depend on the performance of third parties. Any non-performance or deficient performance by such parties may undermine our operations, profitability, and result in total loss to your investment. To distribute our product, we intend to use a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who would in turn sell our product to consumers. The success of this network will depend on the performance of the brokers, distributors, and retailers of this network. There is a risk that a broker, distributor, or retailer may refuse to or cease to market or carry our product. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our product in localities that may not be receptive to our product. Furthermore, such third parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing, and sale activities. We also will need to maintain good commercial relationships with third-party brokers, distributors, and retailers so that they will promote and carry our product. Any adverse consequences resulting from the performance of third parties or our relationship with them could undermine our operations, profitability and may result in total loss of your investment.

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

Extensive federal, state, and local laws may regulate our business, products, and network marketing programs. While we intend to implement distributor policies and procedures designed to govern distributor conduct and protect the goodwill associated with our trademarks and trade names, it can be difficult to enforce these policies and procedures. Violations by our third-party distributors of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our third-party distributors.

The loss of one or more of our major customers or a decline in demand from one or more of these customers could harm our business.

A limited number of customers may account for a majority of our revenues. There can be no assurance that such customers will continue to order our products in the same level or at all. A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results, and financial condition.

Our dependence on a limited number of vendors could leave us vulnerable to having an inadequate or quantity-restrictive supply of required products, price increases, late deliveries, and poor product quality.

We currently have three vendors for specialty and alternative water-based beverages and one vendor for our beers. Like other companies in our industry, we may experience shortages or cost-prohibitive minimum order quantities (MOQs) and be unable to purchase our desired volume of products. If we are unable to maintain an adequate supply of products, our revenue and gross profit could suffer considerably. Finally, we cannot provide any assurance that our products will be available in quantities sufficient to meet customer demand. Any limits to product access could materially and adversely affect our business and results of operations.

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

Adverse publicity associated with our products, ingredients, or network marketing program, or those of similar companies, could harm our financial condition and operating results.

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

Our products consist of herbs, vitamins, minerals, and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain some ingredients that do not have long histories of human consumption. We conduct limited clinical studies on some key products but not all products. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been, and may again be, subjected to various product liability claims, including that the products contain contaminants, the products include inadequate instructions as to their uses, or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business.

We may be subject to frequent claims and litigation that could result in unexpected expenses and ultimately could be resolved against us.

From time to time, we may be involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes and intellectual property, as well as trade, regulatory, employment, and other claims related to our business. Any of these proceedings could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our guests and our brand image.

If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted, we may suffer financial losses and our reputation may be damaged.

We rely on networks and information systems and other technology (“information systems”), including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments, employee processes and consumer marketing. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications between our company and our bottlers and other customers, suppliers, and consumers. Because information systems are critical to many of our operating activities, our business may be impacted by system shutdowns, service disruptions or security breaches. These incidents may be caused by failures during routine operations such as system upgrades or by user errors, as well as network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by common hackers, criminal groups or nation-state organizations or social-activist (hacktivist) organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. In addition, such incidents could result in unauthorized or accidental disclosure of material confidential information or regulated individual personal data. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for concentrate or finished products. Unauthorized or accidental access to, or destruction, loss, alteration, disclosure, falsification or unavailability of, information could result in violations of data privacy laws and regulations, damage to the reputation and credibility of our company and, therefore, could have a negative impact on net operating revenues. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, our bottling partners, other customers or suppliers, or consumers or other data subjects, and may become exposed to legal action and increased regulatory oversight. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.

In addition, third-party providers of data hosting or cloud services, as well as our bottling partners, distributors, retailers, or suppliers, may experience cybersecurity incidents that may involve data we share with them. Although we have taken steps to prevent cybersecurity incidents, there can be no assurance that such steps will be adequate. In order to address risks to our information systems, we continue to make investments in personnel, technologies and training of our personnel.

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

Assessing the Evolving Impact of COVID-19

There exists little doubt that COVID-19 has had a far-reaching impact on the economy at every single level. The business of UPD is not insulated in any way whether it be opportunities that have been delayed or even scuttled entirely. Additionally, with regard to Record Street Brewing and the opportunities which exist there, shelter in place acts and the overall impact of the news media on the psyche of the general public have created not only delays in the physical opening of the business but also headwinds regarding the number of people whom are allowed to enter and the fear inherent in frequenting public venues.

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

In both domestic and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, importation, exportation, licensing, sale, and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state, or local levels in the United States and at all levels of government in foreign jurisdictions. There can be no assurance that we or our distributors are in compliance with all of these regulations. Our failure or our distributors’ failure to comply with these regulations or new regulations could lead to the imposition of significant penalties or claims and could negatively impact our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues.

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

We are subject to FDA rules for current good manufacturing practices (“cGMPs”) for the manufacture, packing, labeling, and holding of dietary supplements distributed in the United States. We principally rely upon our vendors and contract manufacturers for compliance with the cGMPs for dietary supplements manufactured by or on behalf of us for distribution in the United States. However, if we should be found not to be in compliance with cGMPs for the products it self-manufactures it could negatively impact our reputation and ability to sell our products even after any such situation had been rectified.  Further, if contract manufacturers whose products bear our labels fail to comply with the cGMPs, this could negatively impact our reputation and ability to sell its products even though we are not directly liable under the cGMPs for such compliance. In complying with the dietary supplement cGMPs, we have experienced increases in production costs as a result of the necessary increase in testing of raw ingredients, work in process and finished products.

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

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our product will be subject to: the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state, and local workplace health and safety laws, such as the Occupational Safety and Health Act; various federal, state and local environmental protection laws; and various other federal, state, and local statutes and regulations. Legal requirements also apply in many jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing, and use of certain non-refillable product containers. The precise requirements imposed by these measures vary. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at the local, state, and federal levels in the United States. Changes to such laws and regulations could increase our costs or reduce our net operating revenues.

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

The FDA has jurisdiction over drugs and foods that contain CBD, including CBD derived from hemp. Under the Federal Food, Drug and Cosmetic Act or the FDCA, it is a prohibited act to introduce or deliver for introduction into interstate commerce any food (which the FDCA defines to include beverages) that is adulterated. The FDCA therefore prohibits the introduction or delivery for introduction of a food that contains CBD, because the FDCA deems a food to be adulterated if it bears or contains any food additive that is unsafe, and CBD is presently an unsafe food additive under the FDCA and FDA regulations. The FDCA also states that it is a prohibited act to introduce or deliver for introduction into interstate commerce any food to which an FDA-approved drug has been added unless certain exceptions are met. The FDA has approved a drug in which CBD is an active ingredient, and the agency has stated that based on available evidence, none of the exceptions apply to CBD. One of the exceptions addresses whether the drug was marketed in food before the FDA approved the drug and before the institution of any substantial clinical investigations involving the drug. The FDA has stated that interested parties may present the agency with evidence that has bearing on the issue of whether CBD was marketed in food before the FDA approved the CBD drug in 2018 or before the institution of substantial clinical investigations involving the CBD drug. FDA’s current position is that this provision of the FDCA also prohibits the introduction or delivery for introduction into interstate commerce of a food to which CBD has been added.

Congress may decide to amend the FDCA to permit the use of hemp-derived CBD in food. The FDA may also decide to issue regulations or guidance that address the use of hemp-derived CBD in food or use its enforcement discretion with respect to hemp-derived CBD products. On May 31, 2019, the FDA held a public hearing, as well as providing a broader opportunity for written public comment, for stakeholders to share their experiences and challenges with CBD products, including information and views related to product safety. Based on this hearing, any legislative or regulatory action could take years to implement or finalize and may not include provisions that would enable our company to produce, market and/or sell hemp beverages that contain hemp-derived CBD. We risk becoming subject to adverse publicity and costly federal enforcement actions should we decide to produce, market and/or sell beverages infused with hemp-derived CBD in the United States. We may be required to expend significant resources in defending our company from such actions which could adversely affect our business and results of operations and divert the attention of management. We may also incur the risk of sustaining considerable damage to our reputation and brand should we become party to federal enforcement actions resulting from the production, marketing, or sale of hemp-derived CBD infused beverages.

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

As our product portfolio evolves, the regulatory environment with regard to our business is also evolving. Government officials often exercise broad discretion in deciding how to interpret and apply applicable laws or regulations. We may in the future receive formal and informal inquiries from various governmental regulatory authorities, as well as self-regulatory organizations or consumer protection watchdog groups, about our business and compliance with local laws, regulations, or standards. Any determination that our products, operations or activities, or the activities of our employees, contractors, or agents, are not in compliance with existing laws, regulations, or standards, could adversely affect our business in a number of ways. Even if such an inquiry does not result in the imposition of fines, interruptions to our business, loss of suppliers or other third-party relationships, terminations of necessary licenses and permits, or similar direct results, the existence of the inquiry alone could potentially create negative publicity that could harm our business and/or reputation.

Risks Related to Our Intellectual Property

If we fail to protect our trademarks and trade names, then our ability to compete could be negatively affected, which would harm our financial condition and operating results.

The market for our products depends to a significant extent upon the goodwill associated with our trademark and trade names. We own, or have licenses to use, the material trademark and trade name rights used in connection with the packaging, marketing, and distribution of our products in the markets where those products are sold. Therefore, trademark and trade name protection is important to our business. Although our primary trademark iMetabolic® is registered in the United States, we may not be successful in asserting trademark or trade name protection in foreign countries. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The loss or infringement of our trademarks or trade names could impair the goodwill associated with our brands and harm our reputation, which would harm our financial condition and operating results.

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

We are authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, of which 172,450,907 shares of common stock are issued and outstanding as of June 30, 2020. Our board of directors has the authority to cause us to issue additional shares of common stock and preferred stock, and to determine the rights, preferences, and privileges of shares of our preferred stock, without consent of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

	Price Range
Fiscal Year Ended June 30, 2020:	High	Low

Quarter Ended:
September 30, 2019	$0.04	$0.01
December 31, 2019	$0.02	$0.01
March 31, 2020	$0.05	$0.01
June 30, 2020	$0.04	$0.01

Fiscal Year Ended June 30, 2019:

Quarter Ended:
September 30, 2018	$0.07	$0.01
December 31, 2018	$0.05	$0.01
March 31, 2019	$0.06	$0.01
June 30, 2019	$0.07	$0.02

Holders

As of August 14, 2020, there were approximately 195 holders of record of our common stock. This does not include beneficial owners holding stock in street name.

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

Recent Sales of Unregistered Securities

In April 2020, the Company issued 991,351 shares of restricted and unregistered shares of common stock for the settlement of previously outstanding convertible notes payable and accrued interest totaling $101,075.

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

With fewer barriers to entry, such as reduced minimum order quantities (MOQs), lower costs of goods sold (COGS), and reduced regulatory licensing requirements, the Company has determined to focus its brand extensions and product innovations in the health and wellness beverage category. We believe there is increasing consumer demand for enhanced and functional (value-added) beverages and expect to capitalize on this and potential consumer demand with the development and launch of new products focused on growing trends in the beverage space.

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

In its report on our financial statements for the year ended June 30, 2020, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Revenue and Cost of Revenue

The Company’s previous revenue was generated through the sale of its beer products through September 2018. Due to the lack of funding, the Company did not produce inventory or generate revenue during the fiscal year ended June 30, 2020. During the fiscal year ended June 30, 2019, the Company generated total revenue from beer sales totaling $14,274. The Company expects to generate revenue for the next twelve months through its RSB licensing agreement which commenced on July 1, 2020. In late July 2020, the Company’s licensee made its first shipments to a distributor in Reno, Nevada.

Cost of Revenue

Since the Company did not produce inventory of generate revenue in fiscal 2020 no revenue costs were incurred. The Company’s cost of revenue of $85,863 for the year ended June 30, 2019 included what management believes to be non-recurring costs, including an obsolescence charge of $65,653.

The Company believes that the periods presented are not indicative of its expected future production costs as funding permits. The Company expects to incur lower costs per unit of production if the Company is successful in increasing volume.

Professional Fees

The Company’s professional fees increased approximately 198% to $140,394 for the year ended June 30, 2020 from $47,169 for the year ended June 30, 2019. The increase is related to the Company engaging accountants to bring it back into compliance with its previously delinquent 1934 Securities Exchange Act filing requirements.

As funding permits, the Company expects to incur higher professional fees associated with on-going development of its brand, customers, and other relationship development.

Goodwill Impairment

Due to the Company’s need for additional funding and lack of firm funding commitments to execute its business plans, the Company was unable to continue to develop its RSB branding, grow its market share, and produce additional inventory. These facts and circumstances triggered the Company to perform an impairment test on its RSB assets in the second quarter of the fiscal year ended June 30, 2019. As a result of the uncertainties surrounding its capital resources and corresponding impacts on forecasted undiscounted cash flows, the Company fully impaired its goodwill as of June 30, 2019, totaling $2,170,124, initially recognized as part of the acquisition of RSB during the fiscal year ended June 30, 2018. No additional impairment charges are expected for at least the next twelve months.

General and Administrative Expenses

For the fiscal years ended June 30, 2020 and 2019, we incurred general and administrative expenses of $8,865 and $69,604, respectively. Similar to other operational items, our funding challenges have resulted in overall declines in activity and corresponding expenses incurred.

We expect these items to increase over the next several periods with the success of our business plans and will primarily consist of facilities costs, management and other salaries, travel, and other corporate overhead.

Interest Expense

Interest expense for the year ended June 30, 2020 decreased to $44,566 from $159,209 incurred during the year ended June 30, 2019.

The decrease results from settlement of approximately $380,000 of previously outstanding notes payable, approximately $21,000 of previously outstanding notes payable held by related parties, and the conversion of approximately $130,000 of convertible notes payable to common stock.

Our future interest expense obligations our dependent on the types of financing arrangements we are successful in arranging over the next twelve months, if any.

Liquidity and Capital Resources

As of June 30, 2020, the Company had a working capital deficit of approximately $584,000. Over the next twelve months, we have estimated that in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for general and administrative expenses and professional fees, which include accounting, legal and other professional fees, as well as filing fees. We believe we will be able to meet these costs through the use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations.

For the year ended June 30, 2020 the Company’s operational cash flows primarily consisted of incurring expenses in the normal course of business at levels commensurate with its funding levels and resulting inabilities to commence commercially viable operations. Net of the non-cash and non-recurring gains on debt settlements of approximately $325,000, the Company’s operational cash uses primarily consisted of the incurrence of on-going general and administrative expenses for the year ended June 30, 2020. The Company expects these operational cash uses to continue until sufficient capital is raised, if any.

The Company does not have sufficient resources to engage in significant investing activities. As funding permits, the Company expects to invest in expanding its beer production and related products.

During the year ended June 30, 2020, the Company generated approximately $168,000 of net cash from financing activities through the issuance of convertible debt and notes payable totaling approximately $175,000 partially off-set by making an approximate $7,000 payment on its other outstanding notes payable.

Off-Balance Sheet Arrangements

During the fiscal years ended June 30, 2020 and 2019, we did not engage in any off-balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K.

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

UPD HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of UPD Holding Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of UPD Holding Corp. and Subsidiaries (the Company) as of June 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no revenue source, suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

Salt Lake City, Utah

August 14, 2020

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UPD HOLDING CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$20,718	$7,215
Other current assets	755	—
Total current assets	21,473	7,215
Property and equipment, net	—	74,617
Total assets	$21,473	$81,832

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$171,547	$179,671
Accrued interest	77,134	75,698
Convertible notes payable	180,129	155,000
Due to shareholders	72,225	71,074
Notes payable	104,560	485,560
Total current liabilities	605,595	967,003

Commitments and Contingencies
Stockholders' deficit
Preferred stock, $0.01 par value; 10,000,000 authorized and none issued and outstanding	—	—
Common stock, $0.005 par value; 200,000,000 shares authorized and 172,450,907 and 171,008,684 issued and outstanding at June 30, 2020 and 2019, respectively	862,255	855,044
Additional paid-in-capital	1,872,632	1,709,731
Accumulated deficit	(3,319,009)	(3,449,946)
Total stockholders' deficit	(584,122)	(885,171)
Total liabilities and stockholders' deficit	$21,473	$81,832

The accompanying notes are an integral part of these consolidated financial statements.

UPD HOLDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	June 30,	June 30,
	2020	2019
Revenues:
Product sales	$—	$14,274

Operating costs and expenses:
Cost of revenue	—	85,863
Professional fees	140,394	47,169
Impairment of goodwill	—	2,170,124
General and administrative	8,865	69,604
Total operating costs and expenses	149,259	2,372,760

Operating loss	(149,259)	(2,358,486)

Interest expense, net	(44,625)	(159,209)
Gain on debt settlement	324,821	—
Other income, net	—	17,771
Total other income (expense)	280,196	(141,438)
Income (loss) from continuing operations, before income taxes	130,937	(2,499,924)
Provision for income taxes	—	—
Net income (loss)	130,937	(2,499,924)

Basic and diluted earnings (loss) per share from:	$0.00	$(0.02)

Weighted average shares outstanding
Basic and diluted	171,513,505	162,636,158

The accompanying notes are an integral part of these consolidated financial statements.

UPD HOLDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE, June 30, 2018	—	$—	162,566,772	$812,834	$949,552	$(950,022)	$812,364
Issuance of common stock for conversion of debt and interest	—	—	8,441,912	42,210	751,637	—	793,847
Stock based compensation	—	—	—	—	8,542	—	8,542
Net loss	—	—	—	—	—	(2,499,924)	(2,499,924)
BALANCE, June 30, 2019	—	—	171,008,684	$855,044	$1,709,731	$(3,449,946)	$(885,171)
Issuance of common stock for conversion of debt and interest	—	—	1,442,223	7,211	136,981	—	144,192
Related party debt and interest forgiveness	—	—	—	—	25,920	—	25,920
Net income	—	—	—	—	—	130,937	130,937
BALANCE, June 30, 2020	—	$—	172,450,907	$862,255	$1,872,632	$(3,319,009)	$(584,122)

The accompanying notes are an integral part of these consolidated financial statements.

UPD HOLDING CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30,	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$130,937	$(2,499,924)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on settlement of debt	(324,821)	—
Stock-based compensation	—	8,542
Impairment of goodwill	—	2,170,124
Changes in operating assets and liabilities:
Accounts receivable	—	2,783
Inventory	—	76,475
Other current assets	(755)	—
Accrued interest	46,548	108,440
Accounts payable	(6,974)	(14,841)
Net cash used in operating activities	(155,065)	(148,401)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	165,129	101,000
Proceeds from issuance of related party notes payable	10,000	74,560
Principal payments on notes payable	(6,561)	(33,750)
Net cash provided by financing activities	168,568	141,810

Net increase (decrease) in cash and cash equivalents	13,503	(6,591)
Cash and cash equivalents at beginning of period	7,215	13,806
Cash and cash equivalents at end of period	$20,718	$7,215

Cash paid for income taxes	$—	$—
Cash paid for interest	$4,000	$44,000

Non-Cash Supplemental Disclosures
Related party debt forgiveness	$21,000	$—
Common stock issued for debt settlement	$130,000	$652,500

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days of less at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. As of June 30, 2020 and 2019 the Company did not have any cash equivalents or cash deposits in excess of the federally insured limits.

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

Inventory

Inventory, consisting of beer products produced and packaged by a third-party vendor, are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company’s products, if pasteurized are expected to have a “shelf-life” of between six months and one year from the date of production based on the methodology used by the producer. The Company reduces the carrying value of inventories for items that are potentially excess, slow-moving, or subject to spoilage. The Company bases its provisions for excess, expired and spoiled inventory primarily on our estimates of forecasted net sales. A significant change in the timing or level of demand for our products as compared with forecasted amounts may result in recording additional provisions for excess, expired and spoiled inventory in the future. As the Company’s products are all produced by third parties, all inventories are categorized as finished goods. As of June 30, 2019, all of the Company’s inventory was written off due to spoilage.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

From time to time the Company has received working capital advances from shareholders. These advances are used to settle the Company’s on-going operating expenses. The shareholders have agreed to not accrue interest on the advances, and they are due on demand. Through June 30, 2020 the shareholders have informally agreed to defer payment until the Company’s operations are generating sufficient cash flows, however, they are under no obligation to do so in the future.

In June 2020, a significant shareholder forgave previously outstanding notes payable with total principal and interest totaling $25,920. Due to the transaction involving a related party, the forgiveness was treated as a capital contribution and was recognized as an increase in additional paid in capital in the accompanying consolidated balance sheets and statement of changes in stockholders’ deficit.

In February 2020, the Company issued its CEO a note payable carrying a 6% interest rate and maturing in October 2020 for cash proceeds totaling $10,000.

NOTE 4 – NOTES AND CONVERTIBLE NOTES PAYABLE

The Company’s notes payable consist of the following:

Note Description	June 30, 2020	June 30, 2019
Notes Payable:
Notes Payable matured in December 2018 a nominal interest rate of 12%	$20,000	$281,000
Notes Payable matured in December 2018 a nominal interest rate of 18%	—	100,000
Related Party Note Payable due October 2020 a nominal interest rate of 6%	84,560	74,560
Note payable issued with a maturity date of December 2019 and a nominal interest rate of 12%.	—	30,000

Total Notes payable	$104,560	$485,560
Accrued interest	8,900	3,000
Total convertible and other notes payable, net	$113,460	$488,560

Throughout the year ended June 30, 2020 the Company did not have the financial resources to make current payments on these notes payable. The Company is in negotiations with the note holders and has not incurred significant penalties associated with the current default.

In January 2020, the Company settled a total of $250,000 previously outstanding notes payable with a nominal interest rate of 12% and $100,000 previously outstanding notes payable with a nominal interest rate of 18% in exchange for property and equipment and other assets with a net book value totaling $74,617. As a result of the settlement the Company recognized a gain of $301,383 during the year ended June 30, 2020.

In August 2019, the Company settled a previously outstanding note payable totaling $30,000 with a cash payment of $6,561 and recognized a gain on settlement of $23,439.

The Company’s convertible notes payable consist of the following:

Convertible Note Description	June 30, 2020	June 30, 2019
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matured in April 2018 (related
party)	$65,000	$65,000
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matured in the fourth quarter of
fiscal 2019	—	40,000
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matured in the first quarter
of fiscal 2020	—	10,000
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 15%; and matured in the third quarter of
fiscal 2020	—	5,000
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matures in the fourth quarter of
fiscal 2020	—	30,000
Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matures in the second quarter of
fiscal 2020	—	5,000
Notes payable convertible into common stock at $0.10 per share; nominal interest
rate of 12%; and matures in the third quarter of fiscal 2021	65,129	—
Notes payable convertible into common stock at $0.10 per share; nominal interest
rate of 12%; and matures in the fourth quarter of fiscal 2021	50,000	—
Total Convertible notes payable	$180,129	$155,000
Accrued interest	68,234	72,698
Total convertible and other notes payable, net	$248,363	$227,698

Most of the Company’s outstanding convertible notes automatically convert to shares of common stock and $0.10 per share upon maturity if not paid in full prior to maturity. The Company does not make monthly and interest payments on its outstanding convertible notes payable. During the year ended June 30, 2020, the Company settled previously outstanding convertible note principal and interest totaling approximately $144,000 via the issuance of 1,442,223 shares of restricted and unregistered common stock. During the year ended June 30, 2019, the Company settled previously outstanding convertible note principal and interest totaling approximately $794,000 via the issuance of 7,941,912 shares of restricted and unregistered common stock.

During the years ended June 30, 2020 and 2019 the Company recognized interest expense on all outstanding notes and convertible notes payable totaling approximately $45,000 and $159,000, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

At June 30, 2020, the Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value of $.005, and 10,000,000 shares of preferred stock, par value $.01. At June 30, 2020 there were 172,450,907 shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding.

The following provides a description of the shares issued during the fiscal years ended June 30, 2020 and 2019:

In April 2020, the Company issued 991,351 shares of common stock for the settlement of convertible notes and accrued interest totaling approximately $101,000.

In November 2019, the Company issued 337,039 shares of common stock for the settlement of convertible notes and accrued interest totaling approximately $34,000.

In July 2019, the Company issued 113,833 shares of common stock for the settlement of convertible notes and accrued interest totaling approximately $11,000.

In June 2019, the Company issued 8,441,912 shares of restricted and unregistered common stock for the settlement of previously outstanding debt and interest totaling approximately $794,000.

NOTE 6 – INCOME TAXES

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

The Company’s deferred tax assets by period are as follows:

	June 30,	June 30,
	2020	2019
Deferred Tax Assets	$242,000	$269,000
Valuation Allowance	(242,000)	(269,000)

Income Tax Expense	$–	$–

The components of income tax expense for the years ended June 30, 2020 and 2019, respectively, are as follows:

	June 30,	June 30,
	2020	2019
Change in Deferred Tax Assets	$(27,000)	$69,000
Change in Valuation Allowance	27,000	(69,000)

Income Tax Expense	$–	$–

The differences between the statutory income tax rates computed at the U.S. federal statutory rate and our effective rate were the following:

	June 30,	June 30,
	2020	2019
Federal Statutory Rate	21%	21%
Permanent Difference:
Goodwill impairment	–	(18%)
Change in valuation allowance	(21%)	(3%)

Net Rate	0%	0%

As of June 30, 2020, the Company had net operating loss carryforwards totaling approximately $1,253,000. The Company does not believe that it has any uncertain tax positions, correspondingly, no estimated accruals for interest and penalties have been made in the accompanying financial statements. The Company’s net operating loss carryforwards incurred prior to January 1, 2018 will begin to expire in 2034. Net operating losses incurred subsequent to the effective date of the Tax Cuts and Jobs Act are not subject to expiration.

The Company’s tax returns currently subject to audit by the Internal Revenue Service are for the periods ended June 30, 2016 through the present.

NOTE 7 - SUBSEQUENT EVENTS

In June 2020 the Company, through its Record Street Brewing subsidiary, entered into a licensing agreement whereby its beer brands will be produced and distributed by a third-party. The third party operates a gastropub in Reno, Nevada under the Record Street Brewery name. The licensing agreement has an effective date of July 1, 2020 and is set to receive 25% of the gross profits sold and distributed outside of the gastropub premises. In late July 2020, the licensee delivered the first shipments subject to the licensing agreement.

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

On September 11, 2019, the Company engaged WSRP, LLC (“WSRP”) as its principal independent accountant to audit the Company’s financial statements. During 2017 and 2016 and any subsequent interim period prior to engaging WSRP, the Company did not consult with WSRP on any accounting, auditing, or financial reporting issue.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

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

Management conducted an evaluation of the effectiveness, as of June 30, 2020, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that, as of June 30, 2020, our internal controls over financial reporting were not effective due to the size and nature of the existing business operation for the following reasons: lack of segregation of duties; lack of multiple levels of review; insufficient written policies and procedures for accounting and financial reporting; and lack of an independent director or audit committee. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended June 30, 2020, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Director Since

Mark W. Conte	59	President, Chief Executive Officer, Director	March 16, 2015
Kevin J. Pikero	64	Chief Financial Officer, Director	March 16, 2015
Andrew D. Smith	61	Director	March 16, 2015

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

Kevin J. Pikero.  Mr. Pikero is a retired Certified Public Accountant (CPA) in Reno, Nevada with over 40 years of experience in the financial and accounting business. Mr. Pikero operated Kevin J. Pikero & Associates, Inc. (CPAs) in Reno, Nevada providing accounting, tax, and financial services for a select domestic and international clientele of corporations, partnerships, sole proprietors, and individuals.  Mr. Pikero’s professional history includes employment with: Haims & Company – (CPAs); E.F. Hutton Credit Corp.; Barclays Business Credit Inc.; Truckee River Bank; Bank of America Community Development Bank; and United American Funding, Inc. Mr. Pikero is a graduate of Bentley University with a B.S. in Accounting and of the University of Bridgeport, Bridgeport, CT with a M.B.A. in Finance.

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

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by, or paid to each named executive officer during each of the fiscal years ended June 30, 2020 and 2019.

Summary Compensation Table

			All Other
		Salary	Compensation	Total
Name and Principal Position	Year	($)	($)	($)

Mark W. Conte (1)	2020	—	—	—
President, Chief (Principal) Executive Officer, Director	2019	—	—	—

Kevin J. Pikero (1)	2020	—	—	—
Chief (Principal) Financial Officer and Director	2019	—	—	—

Andrew D. Smith (1)	2020	—	—	—
Director	2019	—	—	—

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

The following table sets forth, as of June 30, 2020, certain information regarding beneficial ownership of our capital stock according to the information supplied to us, that were beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of each class of the Company’s outstanding voting stock, (ii) each director, (iii) each named executive officer identified in the Summary Compensation Table, and (iv) all named executive officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. There are not any pending or anticipated arrangements that may cause a change in control.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Nature of Security	Number of Shares	Percentage of Common Stock (1)

Mark W. Conte	Common Stock	14,669,369 (1)	9.5%
President, Chief (Principal) Executive Officer, Director

Jesse Corletto	Common Stock	32,000,000 (1)	17.8%
President and Co-Founder of Record Street Brewing

Patrick Ogle	Common Stock	32,000,000 (1)	17.8%
Co-Founder of Record Street Brewing

Deacon Shoenberger	Common Stock	14,346,931 (1)	10.2%
Significant Shareholder

Kevin J. Pikero	Common Stock	1,500,000 (1)	0.8%
Chief (Principal) Financial Officer and Director

Andrew D. Smith	Common Stock	3,900,000 (1)	2.2%
Director

All directors and executive officers as a group (3 persons)	Common Stock	22,549,369 (1)	12.5%

___________________

(1)	Applicable percentage of ownership is based on 172,450,907 shares of common stock outstanding as of August 14, 2020, together with securities exercisable or convertible into 7,661,400 shares of common stock within sixty (60) days of August 14, 2020, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of August 11, 2020, are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Currently none of the officers or directors of the Company hold options or warrants of the Company. The business address of each person named is 75 Pringle Way, 8th Floor, Suite 804, Reno, NV 89502.

(2)	Share percentages reflect single digit rounding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company did not have any transactions during fiscal years 2020 and 2019 with any director, director nominee, executive officer, security holder known to the Company to own of record or beneficially more than 5% of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $120,000.

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

The following table summarizes the aggregate fees billed to the Company by registered independent auditor in relation to the audits and quarterly reviews of the Company for the fiscal years ended June 30, 2020 and 2019:

	Year Ended June 30, 2020	Year Ended June 30, 2019

Audit Fees (1)	$17,500	$50,000
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-

_______________

(1)	Audit Fees. Audit fees include fees for professional services performed for the audit of our annual consolidated financial statements, review of quarterly consolidated financial statements included in our SEC filings, and assistance and issuance of consents associated with other SEC filings.

(2)	Audit-Related Fees. Audit-related fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance consulting on financial accounting/reporting standards.

(3)	Tax Fees. Tax fees primarily include professional services performed with respect to preparation of our federal and state tax returns for our consolidated subsidiaries.

(4)	All Other Fees. All other fees include products and services provided, other than the services reported comprising Audit Fees, Audit Related Fees and Tax Fees.

The Board of Directors has reviewed the services provided by WSRP for the fiscal year ended June 30, 2020 and the amounts billed for such services, and after consideration, has determined that the receipt of these fees is compatible with the provision of independent audit services. The Board has discussed these services and fees with its registered independent audit firms and Company management to determine that they are appropriate under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as under guidelines of the American Institute of Certified Public Accountants.

Pre-Approval Policies and Procedures

The entire Board of Directors acts as the Company’s Audit Committee. The Audit Committee does not have a financial expert serving on its committee at this time due to the size and nature of the Company.

All audit and non-audit services are pre-approved by the Audit Committee, which consists of the members of the Board of Directors which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm.  The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies.  The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.  The Audit Committee has considered the role of WSRP in providing services to us for the fiscal years ended June 30, 2020 and 2019 and has concluded that such services are compatible with such firm’s independence.

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

UPD HOLDING CORP.

Date: August 14, 2020	By:	/s/ Mark W. Conte
Mark W. Conte
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Kevin J. Pikero
Kevin J. Pikero
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark W. Conte	President, Chief Executive Officer, Director	August 14, 2020
Mark W. Conte	(Principal Executive Officer)

/s/ Kevin J. Pikero	Chief Financial Officer, Director	August 14, 2020
Kevin J. Pikero	(Principal Financial Officer)

/s/ Andrew D. Smith	Director	August 14, 2020
Andrew D. Smith

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE

NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended June 30, 2020.

