Form 10-Q
period 2020-09-30
UPD HOLDING CORP.
filed 2020-11-19
CIK 836937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 18, 2020, the issuer had 172,450,907 shares of Common Stock outstanding, par value $.005 per share.

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

UPD HOLDING
CORP. AND
SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$3,453	$20,718
Other current assets	755	755
Total assets	$4,208	$21,473

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$203,023	$171,547
Accrued interest	82,993	77,134
Convertible notes payable	179,484	180,129
Due to shareholders	72,225	72,225
Notes payable	104,560	104,560
Total current liabilities	642,285	605,595

Commitments and Contingencies
Stockholders' deficit
Preferred stock, $0.01 par value; 10,000,000 authorized and none issued and outstanding	—	—
Common stock, $0.005 par value; 200,000,000 shares authorized and 172,450,907 issued and outstanding	862,255	862,255
Additional paid-in-capital	1,872,632	1,872,632
Accumulated deficit	(3,372,964)	(3,319,009)
Total stockholders' deficit	(638,077)	(584,122)
Total liabilities and stockholders' deficit	$4,208	$21,473

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING
CORP. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2020	2019
Revenues:
Product sales	$—	$—

Operating costs and expenses:
Professional fees	45,616	24,424
General and administrative	2,480	2,096
Total operating costs and expenses	48,096	26,520

Operating loss	(48,096)	(26,520)

Interest expense, net	(5,859)	(17,162)
Other income, net	—	23,439
Loss from continuing operations, before income taxes	(53,955)	(20,243)
Provision for income taxes	—	—
Net loss	(53,955)	(20,243)

Basic and diluted loss per share from:	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	172,450,907	169,284,024

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING
CORP. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIODS ENDED

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE, June 30, 2020	—	$—	172,450,907	$862,255	$1,872,632	$(3,319,009)	$(584,122)
Net loss	—	—	—	—	—	(53,955)	(53,955)
BALANCE, September 30, 2020	—	$—	172,450,907	$862,255	$1,872,632	$(3,372,964)	$(638,077)

BALANCE, June 30, 2019	—	$—	171,008,684	$855,044	$1,709,731	$(3,449,946)	$(885,171)
Issuance of common stock for conversion of debt and interest	—	—	113,833	569	10,814	—	11,383
Net loss	—	—	—	—	—	(20,243)	(20,243)
BALANCE, September 30, 2019	—	$—	171,122,517	$855,613	$1,720,545	$(3,470,189)	$(894,031)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING
CORP. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(53,955)	$(20,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	—	(23,439)
Changes in operating assets and liabilities:
Other current assets	—	(755)
Accrued interest	5,859	19,163
Accounts payable	30,831	(20,954)
Net cash used in operating activities	(17,265)	(46,228)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	55,561
Principal payments on notes payable	—	(6,561)
Net cash provided by financing activities	—	49,000

Net increase (decrease) in cash and cash equivalents	(17,265)	2,772
Cash and cash equivalents at beginning of period	20,718	7,215
Cash and cash equivalents at end of period	$3,453	$9,987

Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$4,000

Non-Cash Supplemental Disclosures
Common stock issued for debt settlement	$—	$10,000

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended September 30, 2020, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the Securities and Exchange Commission on August 14, 2020.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days of less at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. As of September 30, 2020 and June 30, 2020 the Company did not have any cash equivalents or cash deposits in excess of the federally insured limits.

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

Revenue Recognition

The Company licenses its beer and beverage products to its customers. The royalties earned from these licensing agreements represent revenue earned under contracts in which the Company bills and collects from its licensee in arrears. The Company determines the measurement of revenue and the timing of revenue recognition utilizing the following core principles:

1.	Identifying the contract with a customer;
2.	Identifying the performance obligations in the contract;
3.	Determining the transaction price;
4.	Allocate the transaction price to the performance obligations in the contract; and
5.	Recognize revenue when (or as) the Company satisfies its performance obligations.

Revenues from licensing royalties are recognized when the Company’s performance obligations are satisfied upon its licensee’s sales to its customers. The Company primarily invoices its licensee on a quarterly basis, net of returns. The Company did not realize material revenues during the quarter ended September 30, 2020.

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

NOTE 3 – NOTES AND CONVERTIBLE NOTES PAYABLE

The Company’s notes payable consist of the following:

Note Description	Sepember30, 2020	June 30, 2020
Notes Payable:
Notes Payable matured in December 2018 a nominal interest rate of 12%	$20,000	$20,000
Related Party Note Payable due October 2020 a nominal interest rate of 6%	84,560	84,560
Total Notes payable	$104,560	$104,560
Accrued interest	11,324	8,900
Total notes payable, net	$115,484	$113,460

Throughout the three months ended September 30, 2020 the Company did not have the financial resources to make current payments on these notes payable. The Company is in negotiations with the note holders and has not incurred significant penalties associated with the current default.

The Company’s convertible notes payable consist of the following:

Convertible Note Description	September 30, 2020	June 30, 2020

Notes payable convertible into common stock at $0.10 per share;
nominal interest rate of 12%; and matured in April 2018 (related
party)	$65,000	$65,000
rate of 12%; and matures in the third quarter of fiscal 2021	64,484	65,129
Notes payable convertible into common stock at $0.10 per share; nominal interest
rate of 12%; and matures in the fourth quarter of fiscal 2021	50,000	50,000
Total convertible notes payable	$179,484	$180,129
Accrued interest	71,669	68,234
Total convertible notes payable, net	$251,153	$248,363

The Company’s outstanding convertible notes, with the exception of the related party notes as further discussed in Note 5, automatically convert to shares of common stock and $0.10 per share upon maturity if not paid in full prior to maturity. The Company did not make any monthly and interest payments on its outstanding convertible notes payable.

During the three months ended September 30, 2020 and 2019 the Company recognized interest expense on all outstanding notes and convertible notes payable totaling approximately $6,000 and $17,000, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

From time to time the Company has received working capital advances from shareholders. These advances are used to settle the Company’s on-going operating expenses. The shareholders have agreed to not accrue interest on the notes, and they are due on demand. Through September 30, 2020 the shareholders have informally agreed to defer payment until the Company’s operations are generating sufficient cash flows, however, they are under no obligation to do so in the future. The Company did not enter into any material related party transactions during the three months ended September 30, 2020.

NOTE 6 – SUBSEQUENT EVENTS

In October 2020, the Company entered into a promissory note with an investor in which the Company received total cash proceeds of $100,000. The promissory note has a nominal interest rate of 6% per annum and matures on June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, and with our audited financial statements included in our Form 10-K for the fiscal year ended June 30,2020, filed with the Securities and Exchange Commission on August 14, 2020.

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

In addition to brewing and off-premise distribution licensing opportunities, RSB has also opened a taproom, restaurant, and lounge that can be franchised under the Record Street™ brand. RSB taprooms will focus on the sale of Record Street™ branded beers and are envisioned as music and sports lounges that sell RSB’s beers, affordable fast casual cuisine, and related merchandise. With RSB’s beers displayed on a prominently featured tap system, beer sales will be the primary revenue driver. The economic strategy of the tap rooms will be value pricing, high margins, and high volumes. The flagship location for the first RSB taproom is currently open and operating in Reno, Nevada.

RSB intends to utilize the excess brewing capacity of the Licensee to restart its beer distribution business and support taproom franchise locations. As of the end of July 2020, RSB commenced keg barrel products to a distributer based in Reno, Nevada, however, we have not realized any material revenues to date under the licensing agreement.

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

RESULTS OF OPERATIONS

The Company’s revenue is generated through the sale of its beer products. Effective July 1, 2020 the Company entered into a licensing agreement in which the Company will receive 25% of beer sales distributed outside the gastropub operated my licensee. The licensee began its gastropub operations in late April 2020. As of, and through September 30, 2020 we did not realize any material revenue under our licensing agreement.

Professional Fees

During the three months ended September 30, 2020 and 2019, the Company recognized professional fees of approximately $46,000 and $24,000, respectively, representing an increase of approximately 92 from the prior comparable period. This increase is the result of the Company engaging accounting consultants and auditors to assist in meeting the Company’s financial reporting obligations which were delinquent during the comparable periods in fiscal 2019.

The Company expects its professional fees to decline throughout the remainder of the first half of fiscal 2021 as it expects to meet its compliance obligations on a timely basis.

General and Administrative Expenses

The Company incurred general and administrative expenses totaling approximately $2,500 and $2,100 for the three months ended September 30, 2020 and 2019, respectively. Similar to other operational items, our funding challenges have resulted in overall declines in activity and corresponding expenses incurred. We expect these items to increase over the next several periods with the success of our business plans and will primarily consist of facilities costs, management and other salaries, travel, and other corporate overhead.

Interest Expense

Throughout fiscal 2020 we settled several of our previously outstanding promissory notes and convertible promissory notes payable. As a result, interest expense decreased approximately 65% to approximately $6,000 from the prior three-month period ended September 30. Our future interest expense obligations are dependent on the types of financing arrangements we are successful in arranging over the next twelve months, if any.

Liquidity and Capital Resources

As of September 30, 2020, the Company had a working capital deficit of approximately $638,000. We estimate that, over the next twelve months, in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for general and administrative expenses and professional fees, which include accounting, legal and other professional fees, as well as filing fees. We believe we will be able to meet these costs through the use of existing cash and cash equivalents or additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations.

During the three months ended September 30, 2020, the Company’s operational cash flows primarily consisted of incurring expenses in the normal course of business at levels commensurate with its funding levels and resulting inabilities to commence commercially viable operations. The Company’s operational cash uses primarily consisted of the incurrence of on-going professional and general and administrative expenses for the three months ended September 30, 2020. The Company expects these operational cash uses to continue until sufficient capital is raised, if any.

The Company does not have sufficient resources to engage in significant investing activities.

During the three months ended September 2020, the Company generated did not engage in any financing activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K.

Critical Accounting Policies

Our Unaudited Financial Statements and Notes to Unaudited Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the accompanying financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company" (as defined by Item 10 of Regulation S-K), the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020 our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2020, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, the Company is not currently involved in any legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, the risks associated with our Company are set forth in the "Risk Factors" section of our Form 10-K filed with the SEC on August 14, 2020.

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

UPD HOLDING CORP.

Dated: November 19, 2020	By:	/s/ Mark W. Conte
Mark W. Conte
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 19, 2020	By:	/s/ Kevin J. Pikero
Kevin J. Pikero
Chief Financial Officer
(Principal Financial and Accounting Officer)

