Form 10-Q
period 2020-12-31
UPD HOLDING CORP.
filed 2021-02-16
CIK 836937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report).     ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of February 16, 2021, the issuer had 176,850,907 shares of Common Stock outstanding, par value $.005 per share.

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

UPD HOLDING
CORP. AND
SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$60,328	$20,718
Assets held for sale	—	755
Total assets	$60,328	$21,473

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,848	$14,805
Accrued interest	80,987	75,934
Convertible notes payable	115,000	180,129
Notes payable	194,560	84,560
Liabilities related to assets sold	—	250,167
Total liabilities	396,395	605,595

Commitments and Contingencies
Stockholders' deficit
Preferred stock, $0.01 par value; 10,000,000 authorized and none issued and outstanding	—	—
Common stock, $0.005 par value; 200,000,000 shares authorized and 176,850,907 and 172,450,907 issued and outstanding at December 31, 2020 and June 30, 2020, respectively	884,255	862,255
Additional paid-in-capital	1,953,152	1,872,632
Accumulated deficit	(3,173,474)	(3,319,009)
Total stockholders' deficit	(336,067)	(584,122)
Total liabilities and stockholders' deficit	$60,328	$21,473

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING
CORP. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Revenues:
Net revenue	$—	$—	$—	$—

Operating costs and expenses:
Professional fees	21,570	60,322	67,186	84,746
General and administrative	2,712	1,420	5,192	3,516
Total operating costs and expenses	24,282	61,742	72,378	88,262

Operating loss	(24,282)	(61,742)	(72,378)	(88,262)

Interest expense, net	(3,990)	(17,709)	(9,849)	(34,871)
Other income, net	(23,402)	—	(23,402)	23,439
Loss from continuing operations, before income taxes	(51,674)	(79,451)	(105,629)	(99,694)
Benefit from income taxes	10,852	—	10,852	—
Loss from continuing operations	(40,822)	(79,451)	(94,777)	(99,694)

Discontinued operations:
Gain sale of discontinued operations, net of tax	240,312	—	240,312	—
Income from discontinued operations, net of tax	240,312	—	240,312	—
Net income (loss)	$199,490	$(79,451)	$145,535	$(99,694)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	0.00	-	0.00	-
Basic and diluted earnings (loss) per share from:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	172,450,907	169,545,852	172,450,907	169,414,938

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING
CORP. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIODS ENDED

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE, June 30, 2020	—	$—	172,450,907	$862,255	$1,872,632	$(3,319,009)	$(584,122)
Net loss	—	—	—	—	—	(53,955)	(53,955)
BALANCE, September 30, 2020	—	—	172,450,907	$862,255	$1,872,632	$(3,372,964)	$(638,077)
Issuance of common stock for conversion of related party debt and interest	—	—	3,900,000	19,500	71,370	—	90,870
Stock based compensation	—	—	500,000	2,500	9,150	—	11,650
Net income	—	—	—	—	—	199,490	199,490
BALANCE, December 31, 2020	—	$—	176,850,907	$884,255	$1,953,152	$(3,173,474)	$(336,067)

BALANCE, June 30, 2019	—	$—	171,008,684	$855,044	$1,709,731	$(3,449,946)	$(885,171)
Issuance of common stock for conversion of debt and interest	—	—	113,833	569	10,814	—	11,383
Net loss	—	—	—	—	—	(20,243)	(20,243)
BALANCE, September 30, 2019	—	—	171,122,517	$855,613	$1,720,545	$(3,470,189)	$(894,031)
Issuance of common stock for conversion of debt and interest	—	—	337,039	1,685	31,990	—	33,675
Net loss	—	—	—	—	—	(79,451)	(79,451)
BALANCE, December 31, 2019	—	$—	171,459,556	$857,298	$1,752,535	$(3,549,640)	$(939,807)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING
CORP. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	December 31,	December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$145,535	$(99,694)
Gain on sale of discontinued operations	(240,312)	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	11,650	—
Loss (gain) on settlement of debt	23,402	(23,439)
Changes in operating assets and liabilities:
Other current assets	755	(755)
Accrued interest	9,849	36,872
Accounts payable	(9,602)	16,735
Net cash used in operating activities - continuing operations	(58,723)	(70,281)
Net cash used in operating activities - discontinued operations	(11,667)	—
Net cash used in operating activities	(70,390)	(70,281)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	70,561
Proceeds from issuance notes payable	110,000	—
Principal payments on notes payable	—	(6,561)
Net cash provided by financing activities	110,000	64,000

Net increase (decrease) in cash and cash equivalents	39,610	(6,281)
Cash and cash equivalents at beginning of period	20,718	7,215
Cash and cash equivalents at end of period	$60,328	$934

Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$4,000

Non-Cash Supplemental Disclosures
Common stock issued for debt settlement	$90,870	$40,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING
CORP. AND
SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND ORGANIZATION

UPD Holding Corp. (“UPD”, “Company”), incorporated in the State of Nevada, is a holding Company seeking to acquire assets and businesses to provide a competitive advantage through cost-sharing and other synergies. The Company is pursuing business development opportunities in the rehabilitation services industry.

The Company previously operated in the food and beverage industry through Record Street Brewing (“RSB”), which was sold as of December 31, 2020 and further discussed in Note 3.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended December 31, 2020, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the Securities and Exchange Commission on August 14, 2020.

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

Principles of Consolidation

The Company consolidates the assets, liabilities, and operating results of its wholly owned and majority-owned subsidiaries; iMetabolic Corp, (“iMET”), a Nevada corporation; United Product Development Corp., a Nevada corporation; and through December 31, 2020, Record Street Brewing Co. a Nevada corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days of less at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. As of December 31, 2020 and June 30, 2020 the Company did not have any cash equivalents or cash deposits in excess of the federally insured limits.

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

Revenue Recognition

The Company previously licensed its beer and beverage products to its customers. The royalties earned from these licensing agreements represent revenue earned under contracts in which the Company bills and collects from its licensee in arrears. The Company determines the measurement of revenue and the timing of revenue recognition utilizing the following core principles:

1.	Identifying the contract with a customer;
2.	Identifying the performance obligations in the contract;
3.	Determining the transaction price;
4.	Allocate the transaction price to the performance obligations in the contract; and
5.	Recognize revenue when (or as) the Company satisfies its performance obligations.

Revenues from licensing royalties are recognized when the Company’s performance obligations are satisfied upon its licensee’s sales to its customers. The Company primarily invoices its licensee on a quarterly basis, net of returns. The Company did not realize material revenues during the period ended December 31, 2020 and has reclassified these amounts as part of its discontinued operations in the accompanying consolidated results of operations.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (i) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses; (ii) obtaining funding from outside sources through the sale of its debt and/or equity securities; and (iii) completing a merger with or acquisition of an existing operating company. Management provides no assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3- DISCONTINUED OPERATIONS

On December 31, 2020, the Company discontinued its RSB operations pursuant to the Assumption Agreement of the same date (“Agreement”) whereby 100% of the issued and outstanding common stock of RSB was assigned to RSB’s co-founder and a significant shareholder of the Company. As part of the disposition, the purchaser agreed to assume outstanding liabilities of RSB totaling $250,767 and acquired the rights to all royalties associated with the intellectual property licensing previously held by the Company.

During the three and six months ended December 31, 2020 and the three and six months ended December 31, 2019, RSB did not engage in material operations or generate material revenues. The Company did not allocate any interest expense to discontinued operations apart from interest accrued on the obligations that were assumed.

NOTE 4 – NOTES AND CONVERTIBLE NOTES PAYABLE

The Company’s notes payable consist of the following:

Note Description	December 31, 2020	June 30, 2020
Notes Payable:
Notes payable matured in December 2018 with a nominal interest rate of 12%*	$-	$20,000
Related party note payable matures in June 2021 with a nominal interest rate of 6%	100,000	-
Related Party Note Payable due October 2020 a nominal interest rate of 6%	94,560	84,560
Total Notes payable	$194,560	$104,560
Accrued interest	11,237	8,900
Total notes payable, net	$205,797	$113,460

*As of December 31, 2020 $20,000 of notes payable outstanding at June 30, 2020 were reclassified to liabilities related to assets sold in the accompanying consolidated balance sheet.

Throughout the six months ended December 31, 2020 the Company did not have the financial resources to make current payments on these notes payable. The Company is in negotiations with the note holders and has not incurred significant penalties associated with the current default.

The Company’s convertible notes payable consist of the following:

Convertible Note Description	December 31, 2020	June 30, 2020

Notes payable convertible into common stock at $0.025 per share;
nominal interest rate of 12%; and matured in April 2018 (related
party)	$65,000	$65,000
Notes payable convertible into common stock at $0.10 per share; nominal interest rate of 12%; and matured in July 2020 (related party)	-	65,129
Notes payable convertible into common stock at $0.10 per share; nominal interest
rate of 12%; and matures in the fourth quarter of fiscal 2021 (related party)	50,000	50,000
Total Convertible notes payable	$115,000	$180,129
Accrued interest	69,750	68,234
Total convertible notes payable, net	$184,750	$248,363

The principal and interest of the Company’s outstanding convertible notes, with the exception of the related party notes totaling $65,000 that matured in April 2018, automatically convert to shares of common stock at $0.10 per share upon maturity if not paid in full prior to maturity. The Company did not make any monthly and interest payments on its outstanding convertible notes payable.

During the six months ended December 31, 2020, a note holder became a related party through the acquisition (in a private transaction not involving the Company) of shares of outstanding common stock in excess of 5%. In October 2020, the Company issued the related a party a note payable for total cash proceeds of $100,000.

In December 2020, the Company settled related party convertible notes payable and accrued interest totaling approximately $69,000 via the issuance of 3,900,000 shares of common stock. As part of the settlement, the Company recognized a loss of approximately $23,000 associated with the estimated fair value of the stock issued being in excess of the carrying value of the debt.

During the three and six months ended December 31, 2020 the Company recognized interest expense on all outstanding notes and convertible notes payable totaling approximately $5,000 and $10,000, respectively. During the three and six months ended December 31, 2019 the Company recognized interest expense on all outstanding notes and convertible notes payable totaling approximately $18,000 and $35,000, respectively.

 NOTE 5 – RELATED PARTY TRANSACTIONS

From time to time the Company has received working capital advances from shareholders. These advances are used to settle the Company’s on-going operating expenses. The shareholders have agreed to not accrue interest on the notes, and they are due on demand. As of December 31, 2020, certain previously outstanding shareholder advances totaling approximately $72,000 were assumed by a third party as part of the RSB disposition as further discussed in Note 3. As discussed in Note 4, certain outstanding notes payable and convertible notes payable became related party obligations through the holder’s common stock ownership.

NOTE 6 – STOCKHOLDERS EQUITY

In December 2020, the Company issued a related party 3,900,000 shares of common stock for the settlement of convertible notes payable and accrued interest totaling approximately $69,000.

In December 2020, the Company issued a consultant 500,000 fully vested shares of common stock for total consideration of approximately $12,000.

NOTE 7 – SUBSEQUENT EVENTS

On January 14, 2021, our wholly owned subsidiary, United Product Development Corporation (the “Subsidiary”), a Nevada corporation, entered into a commercial lease (the “Lease”) with Athens Commons, LLC, a Kentucky limited liability company, for the lease of a 88,740 square foot building at 5532 Athens Boonsboro Road, Lexington, Kentucky. The Lease is for a 5-year term with options to renew for 2 additional 5-year terms. The effective beginning date of the Lease term is January 14, 2021. The Lease provides for minimum monthly rent of $50,000 for the first lease year and a 3% rental increase for each succeeding lease year. $30,000 per month of the monthly rent is abated during the period that the Subsidiary completes improvements or is waiting on government and municipal permits and licenses. The Subsidiary, as the tenant, is required to obtain an all-risk insurance policy covering the premises as well as a public liability insurance policy of not less than $1,000,000. The Subsidiary intends to develop the building for the purpose of operating a substance abuse detoxification facility.

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

Overview of Business

We are a health and wellness company with a focus on nutraceutical and alternative and specialty beverages. Our past development efforts have included weight loss and weight management products marketed under our iMetabolic® brand and craft beer offerings under the Record Street™ brand which was disposed as of December 31, 2020.

The Company has entered the rehabilitation services industry and intends to become a national operator of clinical and transitional housing services for clients affected by substance use disorders and co-occurring disorders. The Company’s treatment plans will be based on an individualized approach and are customized to meet each client’s specific needs.

Clients of the Company’s facilities are intended to have access to Medically Monitored Withdrawal Management Services (MMWM), a Partial Hospitalization Program (PHP), an Intensive Outpatient Program (IOP), and an Outpatient Program (OP). Clients who participate in the PHP, IOP, and OP treatment programs will be eligible for housing through sober living accommodations that will be designed to give a client the ability to participate in his or her daily affairs and work and to have access to daily on-campus treatment at convenient times and locations.

We intend that most of our treatment facilities will be enrolled in Medicare or Medicaid and bill and accept payments from those governmental programs.

In most cases, it takes between 45 and 90 days for a Medicaid application to be processed and either accepted or denied by the state Medicaid office. However, depending on the circumstances and the state in which one resides, the application process could be shorter or longer.

Most facilities that accept Medicaid generally provide programs with some degree of medical care and substance rehabilitation, including group and individual therapy, 12-step meetings, and other recovery activities, on a 24 hours per day basis in a highly structured setting. Short-term programs may last between 3 and 6 weeks and be followed by outpatient therapy. Long-term programs often last between 6 and 12 months and focus on re-socializing patients as they prepare to re-enter their communities.

Intensive outpatient services (IOPs) typically offer at least 9 hours of therapy per week in sets of three 3-hour sessions, and some studies have found them to be similar to residential and inpatient programs in both services and effectiveness.

Partial hospitalization programs (PHPs) provide care for people who need a more comprehensive level of treatment than standard or intensive outpatient. These programs typically consist of approximately 20 hours a week of treatment and may include vocational and educational counseling, family therapy, medically supervised use of medications, and treatment of co-occurring disorders. IOPs may also offer these services, but the time commitment of a PHP typically is greater.

The Company intends to offer both IOP and PHP services at the Leased facility and accept Medicare and Medicaid payor-qualified patients and clients.

By keeping the majority of its treatment facilities and housing on campuses that are conveniently located within walking distance to traditional community services, the Company hopes to create so-called ‘sober cities’ throughout the United States that will nurture its clients’ development at all stages from detox to long-term self-sufficiency.

The first of the Company’s facilities is the subject of the Lease executed by the Subsidiary on January 14, 2021 as reported herein and in the Form 8-K filed by the Company on January 14, 2021.

The Company is in the process of obtaining licensing and permitting necessary to operate the Leased facility and intends to commence operations within 12 months, subject to obtaining adequate financing.

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

RESULTS OF OPERATIONS

The Company’s did not generate material revenues from its RSB operations through its disposal in December 2020. The Company has focused on entering into the rehabilitation services industry in the second half of fiscal 2021. As indicated in the Lease, the first facility to be operated by the Company is anticipated to be licensed and permitted by July 2021 with operations commencing shortly thereafter. That facility is anticipated to be revenue producing within 12 months from January 1, 2021.

Professional Fees

During the three and six months ended December 31, 2020, the Company recognized professional fees of approximately $22,000 and $67,000, respectively, representing a decrease of approximately 64% and 21%, respectively, from the prior comparable periods. This decrease is the result of the Company meeting its financial reporting obligations which were delinquent during the comparable periods in fiscal 2020.

The Company expects its professional fees to increase throughout the remainder of fiscal 2021 as it develops its rehabilitation facilities and service which requires significant additional regulatory compliance.

General and Administrative Expenses

The Company incurred general and administrative expenses totaling approximately $2,700 and $5,200 for the three and six months ended December 31, 2020, respectively. Similar to other operational items, our funding challenges have resulted in overall declines in activity and corresponding expenses incurred. We expect these items to increase over the next several periods if we are successful in executing our business plans which will primarily consist of facilities costs, management and other salaries, travel, and other corporate overhead.

Discontinued Operations

On December 31, 2020 we completed the disposition of our prior Record Street Brewing Operations. The primary consideration in the disposal was the purchaser’s assumption of liabilities totaling approximately $251,000. As a result of the assets acquired not having any book value, we recognized a gain on disposal of approximately $240,000, net of tax of approximately $11,000.

Interest Expense

Throughout fiscal 2020 and the first half of fiscal 2021, we settled several of our previously outstanding promissory notes and convertible promissory notes payable. Additionally, certain interest-bearing notes payable totaling approximately $20,000 were assumed by the purchaser in our RSB disposal. As a result, interest expense decreased approximately 73% and 72% to approximately $5,000 and $10,000 for the three and six months ended December 31, 2020, respectively. Our future interest expense obligations are dependent on the types of financing arrangements we are successful in arranging over the next twelve months, if any.

Liquidity and Capital Resources

As of December 31, 2020, the Company had a working capital deficit of approximately $336,000. We estimate that, over the next twelve months, in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for general and administrative expenses and professional fees, which include accounting, legal and other professional fees, as well as filing fees. Additionally, we will need to raise additional capital to pursue our rehabilitation facility and services plans. As of the date of this report, we have not entered into any firm funding commitments and no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations.

During the six months ended December 31, 2020, the Company’s operational cash flows primarily consisted of incurring expenses in the normal course of business at levels commensurate with its funding levels and resulting inabilities to commence commercially viable operations. The Company’s operational cash uses primarily consisted of the incurrence of on-going professional and general and administrative expenses for the six months ended December 31, 2020. The Company expects these operational cash uses to continue until sufficient capital is raised, if any.

The Company does not have sufficient resources to engage in significant investing activities.

During the six months ended December 31, 2020, the Company received a total of $110,000 from the issuance of notes payable to related parties .

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020 our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2020, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed herewith.

Exhibit Number	Description

5.1	Resignation of Director Andrew D. Smith dated 12/31/20 (previously filed on Form 8-K dated 1/7/21)
10.1	Commercial Lease with Athens Commons, LLC dated 1/14/21 (previously filed on Form 8-K dated 1/20/21
10.1	Assumption Agreement dated 12/31/20 with Record Street Brewing Company and Jesse Corletto (previously filed on Form 8-K dated 1/7/21)
10.2	Mutual Release and Settlement Agreement dated 12/31/209 dated with Property Resource Associates, LLC and Gary Plicta (previously filed on Form 8-K dated 1/7/21)
10.3	Consulting Agreement dated 12/31/20 with Sage Intergroup, Inc. (previously filed on Form 8-K dated 1/7/21)
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.SCH*	XBRL Extension Schema Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

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

UPD HOLDING CORP.

Dated: February 16, 2021	By:	/s/ Mark W. Conte
Mark W. Conte
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 16, 2021	By:	/s/ Kevin J. Pikero
Kevin J. Pikero
Chief Financial Officer
(Principal Financial and Accounting Officer)

