Form 10-Q
period 2021-03-31
UPD HOLDING CORP.
filed 2021-05-21
CIK 836937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, the issuer had 194,190,907 shares of Common Stock outstanding, par value $.005 per share.

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

UPD HOLDING
CORP. AND
SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2021	2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$52,825	$20,718
Assets held for sale	—	755
Total current assets	$52,825	$21,473

Property and equipment, net	26,364	—
Right of use asset, net	48,691	—
Goodwill	416,981	—
Total assets	$544,861	$21,473

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$82,549	$14,805
Accrued interest	86,305	75,934
Convertible notes payable, net of discount	206,820	180,129
Related party notes payable	94,560	84,560
Lease liability	25,708	—
Liabilities related to assets sold	—	250,167
Total current liabilities	495,942	605,595
Lease liability, net of current portion	22,983	—
Total liabilities	518,925	605,595

Commitments and Contingencies
Stockholders' equity (deficit)
Preferred stock, $0.01 par value; 10,000,000 authorized and none issued and outstanding	—	—
Common stock, $0.005 par value; 200,000,000 shares authorized and 194,190,907 and 172,450,907 issued and outstanding at March 31, 2021 and June 30, 2020, respectively	970,955	862,255
Additional paid-in-capital	2,428,992	1,872,632
Accumulated deficit	(3,374,011)	(3,319,009)
Total stockholders' equity (deficit)	25,936	(584,122)
Total liabilities and stockholders' equity (deficit)	$544,861	$21,473

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING
CORP. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March31,
	2021	2020	2021	2020
Revenues:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenue	$—	$—	$—	$—

Operating costs and expenses:
Professional fees	75,526	29,092	142,712	113,838
General and administrative	115,623	595	120,815	4,111
Total operating costs and expenses	191,149	29,687	263,527	117,949

Operating loss	(191,149)	(29,687)	(263,527)	(117,949)

Interest expense, net	(9,388)	(5,837)	(19,237)	(40,708)
Other income, net	—	301,383	(23,402)	324,822
Income (loss) from continuing operations, before income taxes	(200,537)	265,859	(306,166)	166,165
Benefit from income taxes	—	—	10,852	—
Income (loss) from continuing operations	(200,537)	265,859	(295,314)	166,165

Discontinued operations:
Gain on sale of discontinued operations, net of tax	—	—	240,312	—
Income from discontinued operations, net of tax	—	—	240,312	—
Net income (loss)	$(200,537)	$265,859	$(55,002)	$166,165

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.00)	$0.00	$(0.00)	$0.00
Discontinued operations	0.00	-	0.00	-
Basic and diluted earnings (loss) per share from:	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding
Basic and diluted	185,135,574	169,545,852	176,617,403	169,414,938

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING
CORP. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIODS ENDED

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE, June 30, 2020	—	$—	172,450,907	$862,255	$1,872,632	$(3,319,009)	$(584,122)
Net loss	—	—	—	—	—	(53,955)	(53,955)
BALANCE, September 30, 2020	—	$—	172,450,907	$862,255	$1,872,632	$(3,372,964)	$(638,077)
Issuance of common stock for conversion of related party debt and interest	—	—	3,900,000	19,500	71,370	—	90,870
Stock based compensation	—	—	500,000	2,500	9,150	—	11,650
Net income	—	—	—	—	—	199,490	199,490
BALANCE, December 31, 2020	—	$—	176,850,907	$884,255	$1,953,152	$(3,173,474)	$(336,067)
Issuance of common stock for acquisition of Vital Behavioral Health, Inc.	—	—	16,840,000	84,200	437,840	—	522,040
Stock based compensation	—	—	500,000	2,500	13,000	—	15,500
Beneficial conversion feature for convertible debt	—	—	—	—	25,000	—	25,000
Net loss	—	—	—	—	—	(200,537)	(200,537)
BALANCE, March 31, 2021	—	$—	17,340,000	$970,955	$2,428,992	$(3,374,011)	$25,936

BALANCE, June 30, 2019	—	$—	171,008,684	$855,044	$1,709,731	$(3,449,946)	$(885,171)
Issuance of common stock for conversion of debt and interest	—	—	113,833	569	10,814	—	11,383
Net loss	—	—	—	—	—	(20,243)	(20,243)
BALANCE, September 30, 2019	—	$—	171,122,517	$855,613	$1,720,545	$(3,470,189)	$(894,031)
Issuance of common stock for conversion of debt and interest	—	—	337,039	1,685	31,990	—	33,675
Net loss	—	—	—	—	—	(79,451)	(79,451)
BALANCE, December 31, 2019	—	$—	171,459,556	$857,298	$1,752,535	$(3,549,640)	$(939,807)
Net income	—	—	—	—	—	265,859	265,859

BALANCE, March 31, 2020	—	$—	171,459,556	$857,298	$1,752,535	$(3,283,781)	$(673,948)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

UPD HOLDING
CORP. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	March 31,	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(55,002)	$166,165
(Income) loss from discontinued operations	—	—
Gain on sale of discontinued operations	(240,312)	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,915	—
Stock-based compensation	27,150	—
Loss (gain) on settlement of debt	23,402	(324,822)
Amortization of debt discount	1,820	—
Changes in operating assets and liabilities:
Assets held for sale	755	(755)
Accrued interest	17,417	42,631
Accounts payable	39,624	(6,003)
Net cash used in operating activities - continuing operations	(183,231)	(122,784)
Net cash used in operating activities - discontinued operations	(11,667)	—
Net cash used in operating activities	(194,898)	(122,784)
Cash flows from investing activities:
Purchase of property and equipment	(28,279)	—
Cash acquired in business combination	10,284	—
Net cash used in investing activities	(17,995)	—

Cash flows from financing activities:
Proceeds from related party notes payable	—	10,000
Proceeds from issuance of convertible notes payable	115,000	115,129
Proceeds from issuance notes payable	130,000	—
Principal payments on notes payable	—	(6,561)
Net cash provided by financing activities	245,000	118,568

Net increase (decrease) in cash and cash equivalents	32,107	(4,216)
Cash and cash equivalents at beginning of period	20,718	7,215
Cash and cash equivalents at end of period	$52,825	$2,999

Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$4,000

Non-Cash Supplemental Disclosures
Common stock issued for asset acquisition	$522,040	$—
Common stock issued for debt settlement	$90,870	$40,000
Notes payable forgiven for asset disposition	$—	$350,000
Notes payable forgiven in business acquisition	$120,000	$—

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

On February 16, 2021, UPD completed its acquisition of Vital Behavioral Health, Inc., which intends to operate U.S. facilities focusing on substance abuse treatment and offer various programs that help provide a continuum of care to its patients.

The Company previously operated in the food and beverage industry through Record Street Brewing (“RSB”), which was sold as of December 31, 2020.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three and nine-month period ended March 31, 2021, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the Securities and Exchange Commission on August 14, 2020, and the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 4, 2021, which amends and supplements the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2021.

Principles of Consolidation

The Company consolidates the assets, liabilities, and operating results of its wholly owned and majority-owned subsidiaries: (i) iMetabolic Corp, a Nevada corporation; (ii) United Product Development Corp., a Nevada corporation; (iii) Vital Behavioral Health, Inc., a Nevada corporation (since February 16, 2021); (iv) VBH Frankfort LLC, a Nevada limited liability company (since February 16, 2021); (v) VSL Frankfort LLC, a Nevada limited liability company (since February 16, 2021); (vi) VBH Garden Grove Inc. (since February 17, 2021); (vii) VBH Kentucky Inc., a Nevada corporation (since March 16, 2021); and (viii) Record Street Brewing Co., a Nevada corporation (through December 31, 2020). All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days of less at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. As of March 31, 2021 and June 30, 2020 the Company did not have any cash equivalents or cash deposits in excess of the federally insured limits.

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

Revenues from licensing royalties are recognized when the Company’s performance obligations are satisfied upon its licensee’s sales to its customers. The Company primarily invoices its licensee on a quarterly basis, net of returns. The Company did not realize material revenues in the current period through the disposition date on December 31, 2020.

The Company’s expected rehab service and facility revenue will be recognized in accordance with the same five core principles after meeting the applicable licensing requirements.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of tenant improvements are the lesser of the estimated useful life of the asset or the term of the lease (2 years for current lease); furnishings and fixtures are 5 to 7 years; and operating lease right of use assets over the expected term of the operating lease. and office and computer equipment are 3 to 5 years.

The Company periodically reviews property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. Recoverability is assessed based on several factors, including the intention with respect to maintaining facilities and projected discounted cash flows from operations. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected discounted cash flows.

Goodwill

Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in business combinations. Goodwill is not amortized, instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.

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

NOTE 3- DISCONTINUED OPERATIONS

On December 31, 2020, the Company discontinued its RSB operations pursuant to the Assumption Agreement of the same date whereby 100% of the issued and outstanding common stock of RSB was assigned to RSB’s co-founder and a significant shareholder of the Company. As part of the disposition, the purchaser agreed to assume outstanding liabilities of RSB totaling $250,767 and acquired the rights to all royalties associated with the intellectual property licensing previously held by the Company. The Company reclassified $250,167 of RSB liabilities outstanding as of June 30, 2020 to liabilities related to assets sold in the accompanying condensed consolidated balance sheets.

During the three and nine months ended March 31, 2021 and the three and nine months ended March 31, 2020, RSB did not engage in material operations or generate material revenues. The Company did not allocate any interest expense to discontinued operations apart from interest accrued on the obligations that were assumed.

NOTE 4 – NOTES AND CONVERTIBLE NOTES PAYABLE

The Company’s notes payable consist of the following:

Note Description	March 31, 2021	June 30, 2020
Notes Payable:
Notes payable matured in March 2018 with a nominal interest rate of 12%*	$-	$20,000
Related Party Notes Payable due October 2020 a nominal interest rate of 6%	94,560	84,560
Total Notes payable	$94,560	$104,560
Accrued interest	11,655	8,900
Total notes payable, net	$106,215	$113,460

*As of December 31, 2020 $20,000 of notes payable outstanding at June 30, 2020 were reclassified to liabilities related to assets sold in the accompanying consolidated balance sheet.

Throughout the nine months ended March 31, 2021 the Company did not have the financial resources to make current payments on these notes payable. The Company is in negotiations with the note holders and has not incurred significant penalties associated with the current defaults.

The Company’s convertible notes payable consist of the following:

Convertible Note Description	March 31, 2021	June 30, 2020

Notes payable convertible into common stock at $0.025 per share;
nominal interest rate of 12%; and matured in April 2018 (related
party)	$65,000	$65,000

Notes payable convertible into common stock at $0.10 per share; nominal interest rate of 12%; and matured in July 2020 (related party)	-	65,129
Notes payable convertible into common stock at $0.05 per share; nominal interest rate of 12%; and matures in March 2022	100,000	-

Notes payable convertible into common stock at $0.10 per share; nominal interest rate of 12%; and matures in February 2022	15,000	-
Notes payable convertible into common stock at $0.10 per share; nominal interest
rate of 12%; and matures in the fourth quarter of fiscal 2021 (related party)	50,000	50,000
Total Convertible notes payable	$230,000	$180,129
Unamortized discount	(23,180)	-
Convertible notes payable, net	206,820	180,129
Accrued interest	74,650	68,234
Total convertible notes payable, net	$281,470	$248,363

The principal and interest of the Company’s outstanding convertible notes, with the exception of the related party notes totaling $65,000 that matured in April 2018, automatically convert to shares of common stock at $0.10 per share upon maturity if not paid in full prior to maturity. The Company did not make any monthly and interest payments on its outstanding convertible notes payable.

During the nine months ended March 31, 2021, a note holder became a related party through the acquisition (in a private transaction not involving the Company) of shares of outstanding common stock in excess of 5%. In October 2020, the Company issued the related party a note payable for total cash proceeds of $100,000. In February 2021, the Company acquired the entity, Vital Behavioral Health, Inc., holding the note.

In December 2020, the Company settled related party convertible notes payable and accrued interest totaling approximately $69,000 via the issuance of 3,900,000 shares of common stock. As part of the settlement, the Company recognized a loss of approximately $23,000 associated with the estimated fair value of the stock issued being in excess of the carrying value of the debt.

During the three and nine months ended March 31, 2021 the Company recognized interest expense on all outstanding notes and convertible notes payable totaling approximately $9,000 and $19,000, respectively. During the three and nine months ended March 31, 2020 the Company recognized interest expense on all outstanding notes and convertible notes payable totaling approximately $6,000 and $41,000, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

From time to time the Company has received working capital advances from shareholders. These advances are used to settle the Company’s on-going operating expenses. The shareholders have agreed to not accrue interest on the notes, and they are due on demand. As of March 31, 2021, certain previously outstanding shareholder advances totaling approximately $72,000 were assumed by a third party as part of the RSB disposition as further discussed in Note 3. As discussed in Note 4, certain outstanding notes payable and convertible notes payable became related party obligations through the holder’s common stock ownership.

During the nine months ended March 31, 2021 a significant shareholder paid operating expenses on behalf of the Company. As of March 31, 2021 the Company owed the significant shareholder approximately $61,000.

NOTE 6 – STOCKHOLDERS EQUITY

In February 2021, the Company issued 16,840,000 fully vested shares of common stock for total consideration of approximately $522,000 for the acquisition of Vital Behavioral Health, Inc.

In February 2021, the Company issued a consultant 500,000 fully vested shares of common stock for total consideration of approximately $16,000.

In December 2020, the Company issued a related party 3,900,000 shares of common stock for the settlement of convertible notes payable and accrued interest totaling approximately $69,000.

In December 2020, the Company issued a consultant 500,000 fully vested shares of common stock for total consideration of approximately $12,000.

NOTE 7 – ACQUISITION

In February 2021, through a Stock Exchange Agreement (“Exchange Agreement”) in which 100% of the outstanding shares of Vital Behavioral Health Inc. (“Vital”) were acquired via the issuance of 16,840,000 shares of restricted common stock, the Company acquired the assets and assumed the liabilities of Vital and its two wholly owned subsidiaries: VBH Frankfort LLC (“VBHF”) and VSL Frankfort LLC (“VSLF”). The Company did not incur material acquisition costs associated with the Exchange Agreement.

The following table represents the fair value of the consideration paid allocated to the assets and liabilities acquired in applying the acquisition method for the completion of the Vital business combination:

Description	As of February 16, 2021
Fair value of 16,840,000 shares of restricted common stock	$522,040
Lease liabilities	52,787
Other current liabilities	27,475
Notes payable forgiven	(122,250)
Total consideration	$480,052

Cash	10,284
Right of use assets	52,787
Goodwill	416,981
Total assets acquired	$480,052

Through the Vital acquisition, the Company intends to operate multiple facilities in the U.S. that will focus on substance abuse treatment and offer various programs that help provide a continuum of care to its patients. VBHF is intended to operate as an out-patient substance abuse treatment facility in Frankfort, Kentucky. VSLF is intended to offer sober-designated living quarters for individuals who are in recovery. Each of Vital, VBHF, and VSLF are in the early development stage and have not received any operational licenses or permits through the date of this report.

NOTE 8 – OPERATING LEASES

As of March 31, 2021 the Company, through its Vital subsidiaries, has the following a non-cancelable lease arrangement:

•	Office facility intended to be used in its substance abuse treatment operations located in Frankfort, Kentucky (the “Frankfort Lease”). The term of the Frankfort Lease is twenty-four months with no explicit extension options. The base monthly payment of the term of the Frankfort Lease is $2,365. The Company estimated the lease liability associated with the facility using a discount rate of 7.7%. The Frankfort Lease commenced on February 1, 2021.

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2021 (April 1 to June 30)	$7,095
2022	28,380
2023	16,555
2024	-
2025	-
Total undiscounted cash payments	52,030
Less interest	(3,339)
Present value of payments	$48,691

The weighted average remaining term of the Company’s non-cancelable operating leases as of March 31, 2021 was approximately 18 months.

On January 14, 2021, our wholly owned subsidiary, United Product Development Corporation (the “Subsidiary”), a Nevada corporation, entered into a commercial lease (the “Lexington Lease”) with Athens Commons, LLC, a Kentucky limited liability company, for the lease of a 88,740 square foot building at 5532 Athens Boonsboro Road, Lexington, Kentucky. The Lexington Lease is for a 5-year term with options to renew for 2 additional 5-year terms. The effective beginning date of the Lexington Lease term was January 14, 2021. The Lexington Lease provides for minimum monthly rent of $50,000 for the first lease year and a 3% rental increase for each succeeding lease year. The Company was only obligated to pay $20,000 per month for up to the first six month until the property was re-zoned and licensed for the Company’s planned rehabilitation operations. The Company also has an option to cancel the lease during the first six months if it is unable to obtain re-zoning approval and applicable regulatory licensing. As of March 31, 2021, the Company had not received the applicable approvals necessary to operate the as a substance abuse detoxification facility and determined the likelihood of the lease being canceled as probable.

NOTE 9 – SUBSEQUENT EVENTS

On May 20, 2021 the Company terminated the Lexington operating lease agreement with Athens Commons without early termination penalties. Prior to the termination, the Company made monthly base rent payments of $20,000 plus utilities.

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

Overview of Business

We are a health and wellness company with a focus in the rehabilitation services industry. We intend to become a national operator of clinical and transitional housing services for clients affected by substance use disorders and co-occurring disorders. The Company’s treatment plans will be based on an individualized approach and are customized to meet each client’s specific needs.

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

During the current reporting period, UPD completed the acquisition of Vital Behavioral Health, Inc. (“Vital”), which intends to operate U.S. facilities focusing on substance abuse treatment and offer various programs that help provide a continuum of care to its patients. As of March 31, 2021, Vital had four wholly owned subsidiaries, VBH Kentucky Inc. (“VBH Kentucky”), VBH Frankfort LLC (“VBH Frankfort”), VSL Frankfort LLC (“VSL Frankfort”), and VBH Garden Grove Inc. (“VBH Garden Grove”).

VBH Kentucky has succeeded to all of the preexisting and intended operations of VBH Frankfort, which has substantially concluded all of its material operations as of May 3, 2021. VBH Kentucky intends to operate an outpatient substance abuse treatment facility in Frankfort, Kentucky and an inpatient substance abuse detoxification facility in Lexington, Kentucky. VBH Kentucky is in its early development stage and do not possess any operational licenses or permits at this time.

The first of our leased facilities, located in Lexington, Kentucky, was entered into on January 14, 2021. Since the Vital acquisition, VBH Kentucky has assumed that lease and taken over development of the project. VBH Kentucky has engaged legal and other professional services with respect to the Lexington project and spoken to governmental authorities and other stakeholders concerning viability of the project. However, there is a contingent of ‘not in my back yard’ advocates that wish to maintain the use of the rural overlay district in which the facility and its current transitory services zone are located. We cannot make any assurances about its ability to obtain a conditional or special use permit, zoning variance, or zoning change that would be necessary to complete its current project in Lexington, Kentucky. However, at the present time, we do not anticipate any significant issues in obtaining the necessary non-land use regulatory permits or licenses for the project. VBH Kentucky may cancel the lease prior to June 30 under the terms and seek other facilities in the area.

VBH Kentucky has applied for its license to operate an outpatient substance use treatment facility in Frankfort, Kentucky on April 9, 2021 and anticipates that facility will be operational within our fiscal fourth quarter ended June 30, 2021.

VSL Frankfort intends to offer sober-designated living quarters for individuals who are in recovery. Operations for VSL Frankfort are intended to commence once VBH Kentucky obtains the operating entitlements for its outpatient substance use treatment facility in Frankfort, Kentucky. Until such time, VSL Frankfort’s operations likely will be limited to planning and preparation.

VBH Garden Grove intends to identify substance use disorder treatment facilities located in California to provide a West Coast patient solution that is able to economically accept select insurance payors that facilitate a broader national patient base for Vital. VBH Garden Grove has identified various potential license holders and facilities located in Southern California and is in the due diligence phase for transaction consideration; however, there are no binding transactions for any licenses or facilities in California as of May 3, 2021.

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

We will need to raise additional funds to finance continuing operations. However, there are no assurances that we will be successful in raising additional funds. Without sufficient additional financing, it would be unlikely for us to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in this report and eventually secure other sources of financing and attain profitable operations.

RESULTS OF OPERATIONS

The Company did not generate material revenues from its RSB operations through its disposal in December 2020. The Company has focused on entering into the rehabilitation services industry in the second half of fiscal 2021. The Company has focused its efforts on obtaining the necessary licenses to operate various rehabilitation facilities and, if successful, expects to commence operations in fiscal 2022.

Professional Fees

During the three and nine months ended March 31, 2021, the Company recognized professional fees of approximately $76,000 and $143,000, respectively, representing an increase of approximately 160% and 25%, respectively, from the prior comparable periods. This increase is the result of the Company’s change in business industry, diligence procedures associated with seeking acquisition targets, and legal and accounting fees associated with the disposal of its former food and beverage operations.

The Company expects its professional fees to increase throughout the remainder of fiscal 2021 and into fiscal 2022 as it develops its rehabilitation facilities and service which requires significant additional regulatory compliance.

General and Administrative Expenses

The Company incurred general and administrative expenses totaling approximately $116,000 and $121,000 for the three and nine months ended March 31, 2021, respectively. The significant increase in the current fiscal year from the immaterial amounts incurred in the prior comparable periods is primarily related travel and related costs for the performance of diligence procedures, and facility rental expenses. We expect these items to increase over the next several periods if we are successful in executing our business plans which will primarily consist of facilities costs, management and other salaries, travel, and other corporate overhead.

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

Interest Expense

Throughout fiscal 2020 and the first half of fiscal 2021, we settled several of our previously outstanding promissory notes and convertible promissory notes payable. Additionally, certain interest-bearing notes payable totaling approximately $20,000 were assumed by the purchaser in our RSB disposal. As a result, interest expense decreased approximately 53% to approximately $19,000 for the nine months ended March 31, 2021, respectively. During the three months ended March 31, 2021 we issued 12% convertible notes for cash proceeds totaling $115,000. As a result of the additional convertible notes outstanding, interest expense for the three months ended March 31, 2021 increased approximately 61% to approximately $9,000 from the prior comparable period. Our future interest expense obligations are dependent on the types of financing arrangements we are successful in arranging over the next twelve months, if any.

Liquidity and Capital Resources

As of March 31, 2021, the Company had a working capital deficit of approximately $424,000. We estimate that, over the next twelve months, in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for general and administrative expenses and professional fees, which include accounting, legal and other professional fees, as well as filing fees. Additionally, we will need to raise additional capital to pursue our rehabilitation facility and services plans. As of the date of this report, we have not entered into any firm funding commitments and no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations.

During the nine months ended March 31, 2021, the Company’s operational cash flows primarily consisted of incurring expenses in the normal course of business at levels commensurate with its funding levels and resulting inabilities to commence commercially viable operations. The Company’s operational cash uses primarily consisted of the incurrence of on-going professional and general and administrative expenses for the nine months ended March 31, 2021. The Company expects these operational cash uses to continue until sufficient capital is raised, if any.

The Company’s investing activities consisted of acquiring the assets of Vital Behavioral Health, Inc. totaling approximately $63,000, exclusive of goodwill. The Company also acquired approximately $5,000 of office furniture and equipment and completed approximately $23,000 of tenant improvements for its Frankfort facility.

During the nine months ended March 31, 2021, the Company received a total of $245,000 from the issuance of notes payable and convertible notes payable. In addition, $120,000 of previously outstanding notes payable were forgiven in the acquisition of Vital Behavioral Health.

Depending on the size, type, and location of a detoxification or rehabilitation facility at issue, there may be significant capital expenditures necessary to engage in the intended lines of business, including the costs to carry the property while obtaining zoning variances, conditional use permits, regulatory licenses, and other legal entitlements.

VBH Kentucky anticipates up to $75,000 of additional capital expenditures to get our outpatient facility in Frankfort, Kentucky fully operational, which primarily will consist of ordinary costs associated with outfitting a facility of this type over the next 30-45 days. VBH Kentucky also anticipates up to $1,500,000 of additional capital expenditures to get our inpatient facility in Lexington, Kentucky fully operational, which expenditures will include the costs of rent and utilities, legal, engineering, and regulatory fees, and ordinary costs associated with outfitting a facility of this type over the next six to twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K.

Critical Accounting Policies

Our Unaudited Financial Statements and Notes to Unaudited Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the accompanying financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended June 30, 2020. During the period ended March 31, 2021 we identified the following additional critical accounting policies:

Business Combinations

Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in general and administrative expenses. Measurement period adjustments are made in the period in which the amounts are determined, and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. All changes that do not qualify as measurement period adjustments are also included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of goodwill or the recognition of additional consideration which would be expensed.

Goodwill

Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in business combinations. Goodwill is not amortized. Instead, goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.

The Company needs additional funding to execute its business plans. In the event the Company is unable raise additional funds the Company may need to perform impairment tests that could result in recognizing an impairment charge to earnings in future periods.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company" (as defined by Item 10 of Regulation S-K), the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021 our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2021, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, the Company is not currently involved in any legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, the risks associated with our Company are set forth in the "Risk Factors" section of our Form 10-K filed with the SEC on August 14, 2020. In addition, the following industry-specific risks may be associated with our entry into the substance use disorder treatment business.

Risks Related to Our Business

Our revenue, profitability and cash flows could be materially adversely affected if we are unable to operate certain key treatment facilities, our corporate office or our laboratory facilities.

We intend to derive a significant portion of our revenue from our flagship treatment facilities located in Kentucky. It is likely that a small number of facilities will continue to contribute a significant portion of our total revenue in any given year for the foreseeable future. Additionally, we have a centralized corporate office that houses our accounting, billing and collections, information technology, and admissions center departments, centralized and marketing offices. We also are building out a high complexity laboratory that will conduct quantitative drug testing and other laboratory services. If any event occurs that results in a complete or partial shutdown of any of these facilities, our centralized corporate office, our centralized marketing offices or laboratory, including, without limitation, any material changes in legislative, regulatory, economic, environmental, or competitive conditions in these states or natural disasters such as hurricanes, earthquakes, tornadoes, or floods or prolonged airline disruptions due to a natural disaster or for any reason, such event could lead to decreased revenue and/or higher operating costs, which could have a material adverse effect on our revenue, profitability, and cash flows.

Any disruption in our national sales and marketing program, including our digital marketing resources, could have a material adverse effect on our business, financial condition, and results of operations.

If any disruption occurs in our national sales and marketing program for any reason, or if we are unable to effectively attract and enroll new patients to our network of facilities, our ability to maintain census could be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.

Internet search engines play an increasingly important role in addiction treatment marketing. Google and other search engines use complex algorithms to rank websites. The algorithms take into account many factors, including the domain name itself, website content and user-friendly factors such as the speed at which the website pages may be clicked through and viewed. We cannot predict or control changes in algorithms and website rankings, which may result in lower ranking search results for our websites. Additionally, Google and other online platforms have instituted review processes required to advertise on their websites. Some of these processes are time-consuming, complex and continuously evolving. We cannot predict how these private processes, rules and restrictions will evolve or be applied to individual advertising applicants. Unexpected changes in these areas may result in a decrease in calls to our admissions center, a decrease in interactions with potential patients and a lowering of our census, which could have and material adverse effects on our business, financial condition and results of operations.

In addition, our ability to grow or even to maintain our existing level of business depends significantly on our ability to establish and maintain close working and referral relationships with hospitals, other treatment facilities and clinicians, employers, alumni, employee assistance programs and other referral sources. We have no binding commitments with any of these referral sources. We may not be able to maintain our existing referral relationships or develop and maintain new relationships in existing or new markets. Negative changes to our existing referral relationships may cause the number of people to whom we provide care to decrease, which could have material adverse effects on our business, financial condition and results of operations.

If reimbursement rates paid by third-party payors are reduced, if we are unable to maintain favorable contract terms with payors or comply with our payor contract obligations, or if third-party payors otherwise restrain our ability to obtain or provide services to patients, our business, financial condition and results of operation could be adversely affected. This risk is heightened because we are generally an “out-of-network” provider.

Managed care organizations and other third-party payors pay for the services that we provide to many of our patients. We anticipate that approximately 90% or more of our revenue will be reimbursable by third-party payors, including amounts paid by such payors to patients, with the remaining portion payable directly by our patients. If any of these third-party payors reduce their reimbursement rates or elect not to cover some or all of our services, our business, financial condition, and results of operations may be materially adversely affected.

In addition to limits on the amounts payors will pay for the services we provide to their members or participants, controls imposed by third-party payors designed to reduce admissions and the length of stay for patients, including pre-admission authorizations and utilization review, have affected and are expected to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by third-party payors. Inpatient utilization, average lengths of stay, and occupancy rates are likely to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients.

We believe that, generally, health insurance companies have become more stringent and aggressive with respect to addiction treatment providers, taking measures that are putting pressure on reimbursement rates, length of stay, and timing of reimbursement throughout the industry. We expect that payor efforts to impose more stringent cost controls will continue. Although we are unable to predict the effect these controls and changes could have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on our business, financial condition, and results of operations. If the rates paid or the scope of substance use treatment services covered by third-party commercial payors are reduced, our business, financial condition, and results of operations could be materially adversely affected.

Third-party payors often use plan structures, such as narrow networks or tiered networks, to encourage or require patients to use in-network providers. In-network providers typically provide services through third-party payors for a negotiated lower rate or other less favorable terms. Third-party payors generally attempt to limit use of out-of-network providers by requiring patients to pay higher copayment and/or deductible amounts for out-of-network care. Additionally, third-party payors have become increasingly aggressive in attempting to minimize the use of out-of-network providers by disregarding the assignment of payment from patients to out-of-network providers (i.e., sending payments directly to patients instead of to out-of-network providers), capping out-of-network benefits payable to patients, waiving out-of-pocket payment amounts, and initiating litigation against out-of-network providers for interference with contractual relationships, insurance fraud, and violation of state licensing and consumer protection laws. The majority of third-party payors consider certain of our facilities to be “out-of-network” providers. If third-party payors continue to impose and to increase restrictions on out-of-network providers, our revenue could be threatened, forcing our facilities to participate with third-party payors and accept lower reimbursement rates compared to our historic reimbursement rates.

Third-party payors also are entering into sole source contracts with some healthcare providers, which could effectively limit our pool of potential patients. Moreover, third-party payors are beginning to carve out specific services, including substance abuse treatment and behavioral health services, and establish small, specialized networks of providers for such services at fixed reimbursement rates. Continued growth in the use of carve-out arrangements could materially adversely affect our business to the extent we are not selected to participate in such smaller specialized networks or if the reimbursement rate is not adequate to cover the cost of providing the service.

If reimbursement rates paid by federal or state healthcare programs are reduced or if government payors otherwise restrain our ability to obtain or provide services to patients, our business, financial condition, and results of operation could be adversely affected.

Managed care organizations and other third-party payors, both government and commercial, pay for the services that we provide to many of our patients. We intend for a significant portion of our revenues to come from government healthcare programs, principally Medicare and Medicaid. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities.

We are unable to predict the effect of recent and future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, deterioration in general economic conditions and the funding requirements from the federal healthcare reform legislation, may affect the availability of taxpayer funds for Medicare and Medicaid programs. Changes in government healthcare programs may reduce the reimbursement we receive and could adversely affect our business and results of operations.

As federal healthcare expenditures continue to increase, and state governments continue to face budgetary shortfalls, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs. These changes include reductions in reimbursement levels and to new or modified demonstration projects authorized pursuant to Medicaid waivers. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs. In some cases, private third-party payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to government health care programs that reduce payments under these programs may negatively impact payments from private third-party payers.

In addition to limits on the amount payors will pay for the services we provide to their members, government and commercial payors attempt to control costs by imposing controls designed to reduce admissions and the length of stay for patients, including preadmission authorizations and utilization review. The ability of governmental payors to control healthcare costs using these measures may be enhanced by the increasing consolidation of insurance and managed care companies and vertical integration of health insurers with healthcare providers. Although we are unable to predict the effect these controls and changes could have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on our business, financial condition and results of operations. If the rates paid or the scope of substance use treatment services covered by government payors are reduced, our business, financial condition and results of operations could be materially adversely affected.

If we overestimate the reimbursement amounts that payors will pay us for out-of-network services performed, it would increase our revenue adjustments, which could have a material adverse effect on our revenue, profitability, and cash flows and lead to significant shifts in our results of operations from quarter to quarter that may make it difficult to project long-term performance.

For out-of-network services, we recognize revenue from payors at the time services are provided based on our estimate of the amount that payors will pay us for the services performed. We estimate the net realizable value of revenue by adjusting gross patient charges using our expected realization and applying this discount to gross patient charges. A significant or sustained decrease in our collection rates could have a material adverse effect on our operating results. There is no assurance that we will be able to maintain or improve historical collection rates in future reporting periods.

Estimates of net realizable value are subject to significant judgment and approximation by management. It is possible that actual results could differ from the historical estimates management has used to help determine the net realizable value of revenue. If our actual collections either exceed or are less than the net realizable value estimates, we will record a revenue adjustment, either positive or negative, for the difference between our estimate of the receivable and the amount actually collected in the reporting period in which the collection occurred. A significant negative revenue adjustment could have a material adverse effect on our revenue, profitability and cash flows in the reporting period in which such adjustment is recorded. In addition, if we record a significant revenue adjustment, either positive or negative, in any given reporting period, it may lead to significant changes in our results from operations from quarter to quarter, which may limit our ability to make accurate long-term predictions about our future performance.

Certain third-party payors are likely to account for a significant portion of our revenue, and the reduction of reimbursement rates or coverage of services by any such payor could have a material adverse effect on our revenue, profitability and cash flows.

We intend that certain payors such as Medicaid and Medicare will account for a significant portion of our revenue on an annual basis. If any of these or other third-party payors reduce their reimbursement rates for the services we provide or otherwise implement measures, such as specialized networks, that reduce the payments we receive, our revenue, profitability, and cash flows could be materially adversely affected.

A deterioration in the collectability of the accounts receivable could have a material adverse effect on our business, financial condition, and results of operations.

The collection of receivables from third-party payors and patients will be critical to our operating performance. Our primary collection risks are: (i) the risk of overestimating our net revenue at the time of billing, which may result in us receiving less than the recorded receivable; (ii) the risk of non-payment as a result of commercial insurance companies denying claims; (iii) in certain states, the risk that patients will fail to remit insurance payments to us when the commercial insurance company pays out-of-network claims directly to the patient; and (iv) resource and capacity constraints that may prevent us from handling the volume of billing and collection issues in a timely manner. Additionally, our ability to hire and retain experienced personnel may affect our ability to bill and collect accounts in a timely manner.

We intend to routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the patient accounts and to adjust our allowances as warranted. Significant changes in business operations, payor mix or economic conditions, including changes resulting from legislation or other health reform efforts (including to repeal or significantly change the Affordable Care Act), could affect our collection of accounts receivable, cash flows, and results of operations. In addition, future patient concentration in states that permit commercial insurance companies to pay out-of-network claims directly to the patient instead of the provider, such as California and Nevada, could adversely affect our collection of receivables. Unexpected changes in reimbursement rates by third-party payors could have a material adverse effect on our business, financial condition, and results of operations.

Our business depends on our information systems. Failure to effectively integrate, manage, and keep our information systems secure could disrupt our operations and have a material adverse effect on our business.

Our business depends on effective and secure information systems that assist us in, among other things, admitting patients to our facilities, monitoring census and utilization, processing and collecting claims, reporting financial results, measuring outcomes and quality of care, managing regulatory compliance controls, and maintaining operational efficiencies. These systems may include software developed in-house and systems provided by external contractors and other service providers. To the extent that these external contractors or other service providers become insolvent or fail to support the software or systems, our operations could be negatively affected. Our facilities also depend upon our information systems for electronic medical records, accounting, billing, collections, risk management, payroll, and other information. If we experience a reduction in the performance, reliability, or availability of our information systems, our operations and ability to process transactions and produce timely and accurate reports could be adversely affected.

Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs. We regularly upgrade and expand our information systems’ capabilities. If we experience difficulties with the transition and integration of information systems or are unable to implement, maintain, or expand our systems properly or in a timely manner, we could suffer from, among other things, operational disruptions, regulatory problems, working capital disruptions, and increases in administrative expenses.

In addition, we could be subject to cybersecurity risks such as a cyber-attack that bypasses our information technology security systems and other security incidents that result in security breaches, including the theft, loss, destruction, or misappropriation of individually identifiable health information subject to HIPAA and other privacy and security laws, proprietary business information, or other confidential or personal data. Such an incident could disrupt our information technology systems, impede clinical operations, cause us to incur significant investigation and remediation expenses, and subject us to litigation, government inquiries, penalties, and reputational damages. Information security and the continued development, maintenance, and enhancement of our safeguards to protect our systems, data, software, and networks are a priority for us. As security threats continue to evolve, we may be required to expend significant additional resources to modify and enhance our safeguards and investigate and remediate any information security vulnerabilities. Cyber-attacks may also impede our ability to exercise sufficient disclosure controls. If we are subject to cyberattacks or security breaches, our business, financial condition, and results of operations could be adversely impacted.

Further, our information systems are vulnerable to damage or interruption from fire, flood, natural disaster, power loss, telecommunications failure, break-ins, and similar events. A failure to implement our disaster recovery plans or ultimately restore our information systems after the occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations. Because of the confidential health information that we store and transmit, loss, theft or destruction of electronically-stored information for any reason could expose us to a risk of regulatory action, litigation, liability to patients and other losses.

Our acquisition strategy exposes us to a variety of operational, integration, and financial risks, which may have a material adverse effect on our business, financial condition, and results of operations.

An element of our business strategy is to grow by acquiring other companies and assets in the mental health and substance abuse treatment industry. We evaluate potential acquisition opportunities consistent with the normal course of our business. Our ability to complete acquisitions is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with the counterparties, our ability to finance the purchase price and our ability to obtain any licenses or other approvals required to operate the assets to be acquired. We may not be successful in identifying and consummating suitable acquisitions, which may impede our growth and negatively affect our results of operations, and may also require a significant amount of management resources. In addition, rapid growth through acquisitions exposes us to a variety of operational and financial risks. We summarize the most significant of these risks below.

Integration risks. We must integrate our acquisitions with our existing operations. This process involves various components of our business and the businesses we have acquired, including the following:

•	physicians and employees who are not familiar with our operations;
•	patients who may elect to switch to another substance abuse treatment provider;
•	assignment or termination of material contracts, including commercial payor agreements;
•	regulatory compliance programs and state and federal licensing requirements; and
•	disparate operating, information and record keeping systems and technology platforms.

The integration of acquisitions with our operations could be expensive, require significant attention from management, may impose substantial demands on our operations or other projects, and may impose challenges on the combined business including, without limitation, consistencies in business standards, procedures, policies, business cultures, internal controls, and compliance. In addition, certain acquisitions require a capital outlay, and the return we achieve on such invested capital may be less than the return that we could achieve on other projects or investments.

Expected benefits may not materialize. When evaluating potential acquisition targets, we identify potential synergies and cost savings that we expect to realize upon the successful completion of the acquisition and the integration of the related operations. We may, however, be unable to achieve or may otherwise never realize the expected benefits. Our ability to realize the expected benefits from potential cost savings and revenue improvement opportunities is subject to significant business, economic, and competitive uncertainties, many of which are beyond our control. Such uncertainties may include changes to regulations impacting the substance abuse treatment and behavioral healthcare industries, reductions in reimbursement rates from third-party payors, operating difficulties, difficulties obtaining required licenses and permits, patient preferences, changes in competition, and general economic or industry conditions. If we do not achieve our expected results, it may adversely impact our results of operations.

Assumptions of unknown liabilities. Businesses that we acquire may have unknown or contingent liabilities, including, without limitation, liabilities for failure to comply with healthcare laws and regulations. Although we typically attempt to exclude significant liabilities from our acquisition transactions and seek indemnification from the sellers of such facilities for at least a portion of these matters, we may experience difficulty enforcing those indemnification obligations, or we may incur material liabilities in excess of any indemnification for the past activities of acquired facilities. Such liabilities and related legal or other costs and/or resulting damage to a facility’s reputation could negatively impact our business.

Completing acquisitions. Suitable acquisitions may not be accomplished due to unfavorable terms. Further, the cost of an acquisition could result in a dilutive effect on our results of operations, depending on various factors, including the amount paid for an acquired facility, the acquired facility’s results of operations, the fair value of assets acquired and liabilities assumed, effects of subsequent legislation, and limits on reimbursement rate increases. In addition, we may have to pay cash, incur additional debt, or issue equity securities to pay for any such acquisition, which could adversely affect our financial results, result in dilution to our existing stockholders, result in increased fixed obligations, or impede our ability to manage our operations.

Managing growth. Some of the facilities we may acquire in the future either had or may have significantly lower operating margins than the facilities we operated prior to the time of our acquisition thereof or had or may have operating losses prior to such acquisition. If we fail to improve the operating margins of the facilities we acquire, operate such facilities profitably, or effectively integrate the operations of acquired facilities, our results of operations could be negatively impacted.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due, and our funding sources may be insufficient to fund our future operations and growth.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to obtain adequate funding. An inability to obtain such funding, at competitive rates or at all, could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the healthcare industry or economy in general.

Any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to fund our future operations and growth, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

The uncertainties associated with the factors described above raise substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and to be able to discharge our liabilities and commitments in the normal course of business, we must do some or all of the following: (i) increase the bed counts and other capacities at our facilities; (ii) increase gross revenues while improving operating margins through cost savings initiatives; and (iii) obtain additional financing. There can be no assurance that we will be able to achieve any or all of the foregoing objectives.

We will need additional financing to execute our long-term business plan and fund operations, at which time additional financing may not be available on reasonable terms or at all.

To fund our acquisition development and operational strategies, we may consider raising additional funds through various financing sources, including the sale of our common or preferred stock and the procurement of commercial debt financing. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and our stockholders may experience additional dilution in net book value per share.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in our industry, which could impact the availability or cost of future financings. Any deterioration of credit and capital markets may adversely affect our access to sources of funding, and we cannot be certain that we will have access to adequate capital to fund our acquisition and development strategies when needed. In addition, substantial sales of our common stock by existing stockholders could adversely affect our stock price and limit our ability to raise capital. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, we may be required to decrease the pace of, or eliminate, our acquisition strategy and potentially reduce or even cease operations.

Our business may face significant risks with respect to future de novo expansion, including the time and costs of identifying new geographic markets, the ability to obtain necessary licensure and other zoning or regulatory approvals and significant start-up costs including advertising, marketing, and the costs of providing equipment, furnishings, supplies, and other capital resources.

As part of our growth strategy, we intend to develop new substance abuse treatment facilities in existing and new markets, either by building a new facility or by acquiring an existing facility with an alternative use and repurposing it as a substance abuse treatment facility. Such de novo expansion involves significant risks, including, but not limited to, the following:

•	the time and costs associated with identifying locations in suitable geographic markets, which may divert management attention from existing operations;
•	the possibility of changes to comprehensive zoning plans or zoning regulations that imposes additional restrictions on use or requirements, which could impact our expansion into otherwise suitable geographic markets;
•	the need for significant advertising and marketing expenditures to attract patients;
•	our ability to provide each de novo facility with the appropriate equipment, furnishings, materials, supplies, and other capital resources;
•	our ability to obtain licensure and accreditation, establish relationships with healthcare providers in the community, and delays or difficulty in installing our operating and information systems;
•	the costs of evaluating new markets, hiring experienced local physicians, management, and staff, and opening new facilities, and the time lags between these activities and the generation of sufficient revenue to support the costs of the expansion; and
•	our ability to finance de novo expansion and possible dilution to our existing stockholders if our common stock is used as consideration.

As a result of these and other risks, there can be no assurance that we will be able to develop de novo treatment facilities or that a de novo treatment facility will become profitable. De novo expansion could expose us to liabilities or loss.

Our ability to maintain census is dependent on a number of factors outside of our control, and if we are unable to maintain census (i.e., our daily patient occupancy), our business, results of operations and cash flows could be materially adversely affected.

Our revenue is directly impacted by our ability to maintain census (i.e., the daily patient occupancy of our facilities by bed count). Our ability to maintain census is dependent on a variety of factors, many of which are outside of our control, including our referral relationships, average length of stay of our patients, the extent to which third-party payors require preadmission authorization or utilization review controls, competition in the industry, and the decisions of our patients to seek and commit to treatment.

Further, our census depends upon the effectiveness of our multi-faceted marketing program. See above, Item 2.01. Risk Factors —“We rely on a multi-faceted sales and marketing program to attract and enroll patients in our network of facilities. Our sales and marketing program includes the use of digital media, including our recovery resource websites that provide information about addiction treatment and connect website visitors with our helpline. Any disruption in our national sales and marketing program, including our digital marketing resources, could have a material adverse effect on our business, financial condition, and results of operations.” A significant decrease in census could materially adversely affect our revenue, profitability, and cash flows due to fewer or lower reimbursements received and the additional resources required to collect accounts receivable and maintain our existing level of business.

Given the patient-driven nature of the substance abuse treatment sector, our business is dependent on patients seeking and committing to treatment. Although increased awareness and de-stigmatization of substance abuse treatment in recent years has resulted in more people seeking treatment, the decision of each patient to seek treatment is ultimately discretionary. In addition, even after the initial decision to seek treatment, our patients may decide at any time to discontinue treatment and leave our facilities against the advice of our physicians and other treatment professionals. For this reason, among others, average length of stay can vary among periods without correlating to the overall operating performance of our business. If patients or potential patients decide not to seek treatment or discontinue treatment early, census could decrease and, as a result, our business, financial condition, and results of operations could be adversely affected.

We operate in a highly competitive industry where competition may lead to declines in patient volumes and an increase in labor costs, which could have a material adverse effect on our business, financial condition, and results of operations.

The substance abuse treatment industry is highly competitive, and competition among substance abuse treatment providers (including behavioral healthcare facilities) for patients has intensified in recent years. In 2018, there were approximately 4,200 substance abuse treatment businesses in the United States. There are behavioral healthcare facilities that provide substance abuse and other mental health treatment services comparable to at least some of the services offered by our facilities in each of the geographical areas in which we intend to operate. Some of our competitors are owned by tax-supported governmental agencies or by nonprofit corporations and may have certain financial advantages not available to us, including endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property, and income taxes. In some markets, certain of our competitors may have greater financial resources, be better equipped, and offer a broader range of services than we do. Some of our competitors are local, independent operators or physician groups with strong established reputations within the surrounding communities, which may adversely affect our ability to attract new patients in markets where we compete with such providers. If our competitors are better able to attract patients, expand services, or obtain favorable participation agreements with third-party payors, we may experience a decline in patient volume, which could have a material adverse effect on our business, financial condition and results of operations.

Our operations depend on the efforts, abilities, and experience of our management team, physicians, and medical support personnel, including our nurses, mental health technicians, therapists, addiction counselors, pharmacists, and clinical technicians. We compete with other healthcare providers in recruiting and retaining qualified management, mental health technicians, therapists, nurses, counselors, and other support personnel responsible for the daily operations of our facilities. The nationwide shortage of nurses and other medical support personnel has been a significant operating issue facing our industry in recent years. This shortage may require us to enhance our wages and benefits to recruit and retain nurses and other medical support personnel or require us to hire expensive temporary personnel. If we are unable to attract and retain qualified personnel, we may be unable to provide our services, the quality of our services may decline, and we could experience a decline in patient volume, all of which could have a material adverse effect on our business, financial condition, and results of operations.

Increased labor union activity is another factor that could adversely affect our labor costs. We do not currently employ a unionized labor force. In the event of the independent organization or unionization of our employees, we may become subject to the risk of labor disputes, strikes, work stoppages, slowdowns, and other labor-relations matters. Although we are not aware of any union organizing activity at any of our other facilities, we are unable to predict whether any such activity will take place in the future.

We depend heavily on key executives and other key management personnel, and the departure of one or more of our key executives or other key management personnel could have a material adverse effect on our business, financial condition, and results of operations.

The expertise and efforts of our key executives, including our Chief Executive Officer, Mark Conte, and other management personnel are critical to the success of our business. We currently do not have employment agreements or non-compete covenants with any of our key executives. The loss of the services of one or more of our key executives could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our facilities. Furthermore, if one or more of our key executives were to terminate employment with us and engage in a competing business, we would be subject to increased competition, which could have a material adverse effect on our business, financial condition, and results of operations.

Failure to adequately protect our trademarks and any other proprietary rights could have a material adverse effect on our business, financial condition, and results of operations.

We intend to develop a trademark portfolio that we consider to be of significant importance to our business, and we may acquire additional trademarks or other proprietary rights in acquisitions that we pursue as part of our growth strategy. If the actions we take to establish and protect our trademarks and other proprietary rights are not adequate to prevent imitation of our services by others or to prevent others from seeking to block sales of our services as an alleged violation of their trademarks and proprietary rights, it may be necessary for us to initiate or enter into litigation in the future to enforce our trademark rights or to defend ourselves against claimed infringement of the rights of others. The cost of any such legal proceedings could be expensive, and such legal proceedings could result in an adverse determination that could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Regulatory Matters

If we fail to comply with the extensive laws and government regulations impacting our industry, we could suffer penalties, be the subject of federal and state investigations, or be required to make significant changes to our operations, which may reduce our revenue, increase our costs, and have a material adverse effect on our business, financial condition, and results of operations.

Healthcare service providers are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels relating to, among other things:

•	licensure, certification and accreditation of substance use treatment services;
•	licensure, Clinical Laboratory Improvement Amendments of 1988 (CLIA) certification and accreditation of laboratory services;
•	handling, administration and distribution of controlled substances;
•	necessity and adequacy of care and quality of services;
•	licensure, certification and qualifications of professional and support personnel;
•	referrals of patients and permissible relationships with physicians and other referral sources;
•	claim submission and collections, including penalties for the submission of, or causing the submission of, false, fraudulent or misleading claims and the failure to repay overpayments in a timely manner;
•	extensive conditions of participation for Medicare and Medicaid programs
•	consumer protection issues and billing and collection of patient-owed accounts issues;
•	communications with patients and consumers, including laws intended to prevent misleading marketing practices;
•	privacy and security of health-related information, patient personal information and medical records;
•	physical plant planning, construction of new facilities and expansion of existing facilities;
•	activities regarding competitors;
•	U.S. Federal Drug Administration (FDA) laws and regulations related to drugs and medical devices;
•	operational, personnel and quality requirements intended to ensure that clinical testing services are accurate, reliable and timely;
•	health and safety of employees;
•	handling, transportation and disposal of medical specimens and infectious and hazardous waste;
•	corporate practice of medicine, fee-splitting, self-referral and kickback prohibitions, including recent state and federal laws intended to eliminate bribes and kickbacks; and
•	the SUPPORT for Patients and Communities Act, which became law on October 24, 2018.

A CLIA certificate demonstrates that a testing laboratory meets the federal regulations for clinical diagnostic testing, ensuring quality and safety in the laboratory and laboratory results. The Clinical Laboratory Improvement Amendments of 1988 are administered by the Centers for Medicare & Medicaid Services (CMS).

The United States has recently enacted the Eliminating Kickbacks in Recovery Act of 2018 (EKRA) to create a new federal crime for knowingly and willfully: (1) soliciting or receiving any remuneration in return for referring a patient to a recovery home, clinical treatment facility, or laboratory; or (2) paying or offering any remuneration to induce such a referral or in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. Certain states, including Florida, have enacted similar laws, or will likely enact similar laws in the future.

As a provider of addiction treatment services, we are subject to governmental investigations and potential claims and lawsuits by patients, employees, and others, which may increase our costs, cause reputational issues, and have a material adverse effect on our business, financial condition, results of operations, and reputation.

Given the addiction and mental health issues of patients and the nature of the services provided, the substance abuse treatment industry is heavily regulated by governmental agencies and involves significant risk of liability. We and others in our industry are exposed to the risk of governmental investigations, regulatory actions, and whistleblower lawsuits or other claims against us and our physicians and other professionals arising out of our day to day business operations, including, without limitation, patient treatment at our facilities and relationships with healthcare providers that may refer patients to us. Addressing any investigation, lawsuit, or other claim may distract management and divert resources, even if we ultimately prevail. Regardless of the outcome of any such investigation, lawsuit, or claim, the publicity and potential risks associated with the investigation, lawsuit, or claim could harm our reputation or the reputation of our management and negatively impact the perception of the Company by patients, investors, or others and could have a materially adverse impact on our financial condition and results of operations. Fines, restrictions, penalties, and damages imposed as a result of an investigation or a successful lawsuit or claim that is not covered by, or is in excess of, our insurance coverage may increase our costs and reduce our profitability. Our insurance premiums may increase year over year, and insurance coverage may not be available at a reasonable cost in the future, especially given the significant increase in insurance premiums generally experienced in the healthcare industry.

We also are subject to an inherent risk of potential medical malpractice lawsuits and other potential claims or legal actions in the ordinary course of business. From time to time, we may be subject to claims alleging that we did not properly treat or care for a patient, that we failed to follow internal or external procedures that resulted in death or harm to a patient, or that our employees mistreated our patients, resulting in death or harm. Any deficiencies in the quality of care provided by our employees could expose us to governmental investigations and lawsuits from our patients. Some of these actions may involve large claims as well as significant defense costs. We cannot predict the outcome of these lawsuits or the effect that findings in such lawsuits may have on us. In an effort to resolve one or more of these matters, we may decide to negotiate a settlement, and amounts we pay to settle any of these matters may be material. All professional and general liability insurance we purchase is subject to policy limitations. We believe that, based on our past experience, our insurance coverage is adequate considering the claims arising from the operation of our facilities. While we continuously monitor our coverage, our ultimate liability for professional and general liability claims could change materially from our current estimates. If such policy limitations should be partially or fully exhausted in the future or if payments of claims exceed our estimates or are not covered by our insurance, they could have a material adverse effect on our financial condition and results of operations.

We intend to care for a large number of patients with complex medical conditions, special needs, or who require a substantial level of care and supervision. There is an inherent risk that our patients could be harmed while in treatment, whether through negligence, by accident, or otherwise. Further, patients might engage in behavior that results in harm to themselves, our employees, or to one or more other individuals. Patient safety incidents may result in regulatory enforcement actions, negative press about us, or the addiction treatment industry generally, as well as in lawsuits filed by plaintiff’s lawyers against us. These developments could diminish public perception of the quality of our services, which in turn could lead to a loss of patient placements and referrals, resulting in a material adverse effect on our business, results of operations, and financial condition.

Failure to comply with these laws and regulations could result in the imposition of significant civil or criminal penalties, loss of licenses or certifications, or require us to change our operations, or in the ultimate exclusion of one or more facilities from participation in Medicare, Medicaid, and other federal and state healthcare programs, any of which may have a material adverse effect on our business, financial condition, and results of operations. Both federal and state government agencies, as well as commercial payors, have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations.

We endeavor to comply with all applicable legal and regulatory requirements; however, there is no guarantee that we will be able to adhere to all of the complex government regulations that apply to our business. We seek to structure all of our relationships with referral sources and patients to comply with applicable anti-kickback laws, physician self-referral laws, fee-splitting laws, and state corporate practice of medicine prohibitions. We monitor these laws and their implementing regulations and implement changes as necessary. However, the laws and regulations in these areas are complex and often subject to varying interpretations. For example, if an enforcement agency were to challenge the compensation paid under our contracts with professional physician groups, we could be required to change our practices, face criminal or civil penalties, pay substantial fines, or otherwise experience a material adverse effect as a result.

We may be required to spend substantial amounts to comply with legislative and regulatory initiatives relating to privacy and security of patient health information.

There currently are numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and security concerns. For example, the regulations contained in 42 CFR Part 2 (the “Part 2 Regulations”) serve to protect patient records created by federally assisted programs for the treatment of substance use disorders (SUD) and are administered by the Substance Abuse and Mental Health Services Administration (SAMHSA) branch of the U.S. Department of Health and Human Services (HHS). Specifically, the Part 2 Regulations restrict the disclosure, and regulate the security, of our patient’s identifiable information related to substance abuse. These requirements apply to any of our facilities that receive federal assistance, which is interpreted broadly to include facilities licensed, certified or registered by a federal agency.

In addition, the federal privacy and security regulations issued under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) require our facilities to comply with extensive requirements on the use and disclosure of protected health information and to implement and maintain administrative, physical, and technical safeguards to protect the security of such information. Additional security requirements apply to electronic protected health information. These regulations also provide patients with substantive rights with respect to their health information and impose substantial administrative obligations on our facilities, including the requirement to enter into written agreements with contractors, known as business associates, to whom our programs disclose protected health information. We may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be our agent. Covered entities must notify individuals, HHS and, in some cases, the media of breaches involving unsecured protected health information. HHS and state attorneys general are authorized to enforce these regulations. Violations of the HIPAA privacy and security regulations may result in significant civil and criminal penalties, and data breaches and other HIPAA violations may give rise to class action lawsuits by affected patients under state law.

Our programs remain subject to any privacy-related federal or state laws that are more restrictive than the HIPAA privacy and security regulations. These laws vary by state and may impose additional requirements and penalties. For example, some states impose strict restrictions on the use and disclosure of health information pertaining to mental health or substance abuse. Further, most states have enacted laws and regulations that require us to notify affected individuals in the event of a data breach involving individually identifiable information. In addition, the Federal Trade Commission may use its consumer protection authority to initiate enforcement actions in response to data breaches or other privacy or security lapses.

As public attention is drawn to issues related to the privacy and security of medical and other personal information, federal and state authorities may increase enforcement efforts and seek to impose harsher penalties, as well as revise and expand laws or enact new laws concerning these topics. Compliance with current as well as any newly established provisions or interpretations of existing requirements will require us to expend significant resources. Increased focus on privacy and security issues by enforcement authorities may increase the overall risk that our substance abuse treatment facilities may be found lacking under federal and state privacy and security laws and regulations.

Our treatment facilities operate in an environment of increasing state and federal enforcement activity and private litigation targeted at healthcare providers.

Both federal and state government agencies have heightened and coordinated their civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and various segments of the healthcare industry. These investigations relate to a wide variety of topics, including relationships with physicians, billing practices and use of controlled substances. The Affordable Care Act included an additional $350 million of federal funding over ten years to fight healthcare fraud, waste, and abuse, including $10 million for each of federal fiscal years 2018 through 2020. The HHS Office of Inspector General and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our facilities participate in Medicare or Medicaid and, therefore, could be subject to government investigation.

Even if a facility does not currently bill Medicare or Medicaid for substance use treatment services, there is a risk that specific investigative initiatives or new laws such as EKRA could result in investigations or enforcement actions that include or affect our treatment services, laboratory service providers, or marketing operations. In addition, increased government enforcement activities, even if not directed towards our treatment facilities or laboratories, also increase the risk that our facilities, physicians, and other clinicians furnishing services in our facilities, or our executives and directors, could be named as defendants in private litigation such as state or federal false claims act cases or consumer protection cases, or could become the subject of complaints at the various state and federal agencies that have jurisdiction over our operations.

Any governmental investigations, private litigation, or other legal proceedings involving any of our facilities, laboratories, executives, or directors, even if we ultimately prevail, could result in significant expense, adversely affect our reputation or profitability and materially adversely affect our financial condition and results of operation. In addition, we may be required to make changes in our laboratory, substance use treatment services or marketing or other operational practices as a result of an adverse determination in any governmental enforcement action, private litigation or other legal proceeding, which could materially adversely affect our business and results of operations.

Changes to federal, state, and local regulations, as well as different or new interpretations of existing regulations, could adversely affect our operations and profitability.

Because our treatment programs and operations are regulated at federal, state, and local levels, we could be affected by regulatory changes in different regional markets. Increases in the costs of regulatory compliance and the risks of noncompliance may increase our operating costs, and we may not be able to recover these increased costs, which may adversely affect our results of operations and profitability.

Many of the current laws and regulations are relatively new, including the EKRA and recent state laws intended to prohibit deceptive marketing practices in the addiction treatment industry. Thus, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. Evolving interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our treatment facilities, equipment, personnel, services or capital expenditure programs. A determination that we have violated these laws or a public announcement that we are being investigated for possible violations of these laws could adversely affect our business, operating results, and overall reputation in the marketplace.

In addition, federal, state, and local regulations may be enacted that impose additional requirements on our facilities. Adoption of legislation or the creation of new regulations affecting our facilities could increase our operating costs, restrain our growth or limit us from taking advantage of opportunities presented and could have a material adverse effect on our business, financial condition and results of operations. Adverse changes in existing comprehensive zoning plans or zoning regulations that impose additional restrictions on the use of, or requirements applicable to, our facilities may affect our ability to operate our existing facilities or acquire new facilities, which may adversely affect our results of operations and profitability.

We are subject to uncertainties regarding the direction and impact of healthcare reform efforts, particularly efforts to repeal or significantly modify the Affordable Care Act.

The healthcare industry is subject to changing political, regulatory, scientific and technological changes, which have resulted and may continue to result in initiatives intended to reform the industry. The most prominent of recent efforts, the Affordable Care Act, as currently structured, provides for increased access to coverage for healthcare and seeks to reduce healthcare-related expenses. Among other mandates, it requires all new small group and individual market health plans to cover ten essential health benefit categories, which currently include substance abuse addiction and mental health disorder services. However, efforts by the executive branch and some members of Congress to repeal or make fundamental changes to the Affordable Care Act, its implementation and/or its interpretation have cast significant uncertainty on the future of the law. For example, in 2017, Congress eliminated the penalties associated with the individual mandate, effective January 2019, which may affect rates of insurance coverage.

We are unable to predict the full impact of the Affordable Care Act and related regulations or the impact of its repeal or modification on our operations in light of the uncertainty regarding whether or how the law will be changed, what alternative reforms, if any, may be enacted or what other actions may be taken. Any government efforts related to health reform may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity. Moreover, the general uncertainty of health reform efforts, particularly if Congress elects to repeal provisions of the Affordable Care Act but delays the implementation of repeal or fails to enact replacement provisions at the time of repeal, may negatively impact our payment sources or demand for our services.

The expansion of health insurance coverage under the Affordable Care Act has been beneficial to the substance abuse treatment industry. This is due, in part, to higher demand for treatment services, which resulted from the requirement that small group and individual market plans comply with the requirements of the Mental Health Parity and Addiction Equity Act of 2008, which previously applied only to group health plans and group insurers. The 21st Century Cures Act requires development of an action plan for enhanced enforcement of mental health parity requirements and additional guidance for health plans regarding compliance with parity laws. Increased demand for treatment services may bring new competitors to the market, some of which may be better capitalized and have greater market penetration than we do. In addition, we expect increased demand for substance use treatment services to increase the demand for case managers, therapists, medical technicians and others with clinical expertise in substance abuse treatment, which may make it more difficult to adequately staff our substance abuse treatment facilities and could significantly increase our costs in delivering treatment, which may adversely affect both our operations and profitability.

One of the many impacts of the Affordable Care Act and subsequent legislation has been a dramatic increase in payment reform efforts by federal and state government payors as well as commercial payors. These efforts take many forms, including the growth of accountable care organizations, pay-for-performance bonus arrangements, partial capitation arrangements and the bundling of services into a single payment. One result of these efforts is that more risk of the overall cost of care is being transferred to providers. As institutional providers and their affiliated physicians assume more risk for the cost of care, we expect more services to be furnished within provider networks that are formed for these types of payment arrangements. Our ability to compete and to retain our traditional sources of patients may be adversely affected by our exclusion from such networks or our inability to be included in such networks.

Change of ownership or change of control requirements imposed by state and federal licensure and certification agencies as well as third-party payors may limit our ability to timely realize opportunities, adversely affect our licenses and certifications, interrupt our cash flows, and adversely affect our profitability.

State licensure laws and many federal healthcare programs (where applicable) impose a number of obligations on healthcare providers undergoing a change of ownership or change of control transaction. These requirements may require new license applications as well as notices given a fixed number of days prior to the closing of affected transactions. These provisions require us to be proactive when considering both internal restructuring and acquisitions of other treatment companies. Failure to provide such notices or to submit required paperwork can adversely affect licensure on a going forward basis, can subject the parties to penalties and can adversely affect our ability to operate our facilities.

Many third-party payor agreements, including government payor programs, also have change of ownership or change of control provisions. Such provisions generally include a prior notice provision as well as require the consent of the payor in order to continue the terms of the payor agreement. Abiding by the terms of such provisions may reopen pricing negotiations with third-party payors where the provider currently has favorable reimbursement terms as compared to the market. Failure to comply with the terms of such provisions can result in a breach of the underlying third-party payor agreement. As substance abuse treatment coverage and payment reform initiatives continue to expand, these types of provisions could have a significant impact on our ability to realize opportunities and could adversely affect our cash flows and profitability.

State efforts to regulate the construction or expansion of healthcare facilities could impair our ability to operate and expand our facilities.

The construction of new healthcare facilities, the expansion, transfer, or change of ownership of existing facilities and the addition of new beds, services, or equipment may be subject to state laws that require a determination of public need and prior approval by state regulatory agencies under CON laws or other healthcare planning initiatives. The National Health Planning and Resources Development Act of 1974 requires the withholding of federal funds from states that fail to adopt certificate-of-need (CON) laws regulating healthcare facilities.

CON laws require healthcare providers wishing to open or expand a healthcare facility to first prove to a regulatory body that the community needs the planned services. Review of CONs and similar proposals may be lengthy and may require public hearings. States in which we now or may in the future operate may require CONs under certain circumstances not currently applicable to us or may impose standards and other health planning requirements upon us. Violation of these state laws and our failure to obtain any necessary state approval could:

•	result in our inability to acquire a targeted facility, complete a desired expansion or make a desired replacement; or
•	result in the revocation of a facility’s license or imposition of civil or criminal penalties on us, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to obtain required regulatory, zoning, or other required approvals for renovations and expansions, our growth may be restrained, and our operating results may be adversely affected. In the past, we have not experienced any material adverse effects from such requirements, but we cannot predict their future impact on our operations.

We could face risks associated with, or arising out of, environmental, health, and safety laws and regulations.

We are subject to various federal, state, and local laws and regulations that:

•	regulate certain activities and operations that may have environmental or health and safety effects, such as the generation, handling and disposal of medical and pharmaceutical wastes;
•	impose liability for costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site and other releases of hazardous materials or regulated substances; and
•	regulate workplace safety.

Compliance with these laws and regulations could increase our costs of operation. Violation of these laws may subject us to significant fines, penalties, or disposal costs, which could negatively impact our results of operations, financial position, or cash flows. We could be responsible for the investigation and remediation of environmental conditions at currently or formerly operated or leased sites, as well as for associated liabilities, including liabilities for natural resource damages, third-party property damage, or personal injury resulting from lawsuits that could be brought by the government or private litigants relating to our operations, the operations of our facilities, or the land on which our facilities are located.

Liability for contamination under certain environmental laws can be imposed on current or past owners or operators of a site without regard to fault. Therefore, we may be subject to these liabilities regardless of whether we lease or own the facility or such environmental conditions were created by us, a prior owner or tenant, a third-party, or a neighboring facility whose operations may have affected such facility or land. We cannot assure you that environmental conditions relating to our prior, existing, or future sites or those of predecessor companies whose liabilities we may have assumed or acquired will not have a material adverse effect on our business.

Changes in tax laws or their interpretations, or becoming subject to additional U.S., state or local taxes, could negatively affect our business, financial condition, and results of operations.

We are subject to tax liabilities, including federal and state taxes such as excise, sales/use, payroll, franchise, withholding, and ad valorem taxes. Changes in tax laws or their interpretations could decrease the amount of revenues we receive, the value of any tax loss carryforwards and tax credits recorded on our balance sheet and the amount of our cash flow, and have a material adverse impact on our business, financial condition and results of operations. Some of our tax liabilities are subject to periodic audits by the respective taxing authority which could increase our tax liabilities. If we are required to pay additional taxes, our costs would increase.

COVID-19 RELATED RISKS

The coronavirus may negatively impact sourcing and manufacturing of the products that we plan to sell as well as consumer spending, which could adversely affect our business, results of operations and financial condition.

 In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition.

The ultimate extent of the impact of any epidemic, pandemic, or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic, or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition, and results of operations.

The effect of the COVID-19 may adversely affect occupancy at our rehabilitation facility.

The coronavirus may materially impact occupancy rates at our facility and the availability of our rehabilitation services, which would adversely affect our business, results of operations and financial condition.

The outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets in which operate and could significant increase the risk factors described above and herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no recent sales of unregistered equity securities that were not previously disclosed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed herewith.

Exhibit Number	Description

10.1	Mutual Termination Agreement Dated May 20, 2021
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.SCH*	XBRL Extension Schema Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

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

UPD HOLDING CORP.

Dated: May 21, 2021	By:	/s/ Mark W. Conte
Mark W. Conte
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 21, 2021	By:	/s/ Mark W. Conte
Mark W. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)

