Form 10-K
period 2021-06-30
UPD HOLDING CORP.
filed 2021-10-13
CIK 836937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No  ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☐ Yes   ☑ No

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of December 31, 2020 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $2,145,000.

As of October 13, 2021, the registrant had 194,982,479 shares of its $0.005 par value common stock issued and outstanding.

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

PART I

UPD Holding Corp is referred to herein as “we”, “our”, or “us”

ITEM 1.	BUSINESS

Incorporation

We were incorporated in the state of Nevada on June 6, 1988.

Our Subsidiaries

Our wholly owned subsidiaries consist of the following:

•	United Project Development Corporation (“United Project”), incorporated in Nevada on June 12, 2015.
•	Vital Behavioral Health, Inc. (“Vital”) incorporated in Nevada on October 1, 2020.
•	iMetabolic Corp (“iMetabolic”) incorporated in Nevada on July 1, 2013.

Vital’s subsidiaries consist of:

•	VBH Frankfort, LLC (“VBHF”)
•	VSL Frankfort LLC (“VSLF”)

The Vital Acquisition

On February 16, 2021, we completed a Stock Exchange Agreement with Vital and each of its shareholders, providing for:

•	Our acquisition of 100% of Vital’s outstanding shares via our issuance of 16,840,000 shares to Vital in exchange for 100% of Vital’s outstanding shares, at which time Vital became our wholly-owned subsidiary.
•	Our acquiring Vital’s assets and assuming Vital’s liabilities and its 2 wholly owned subsidiaries, VBHF and VSLF.

Pursuant to the Vital acquisition, we adopted our new business plan of providing inpatient and outpatient substance use treatment services for individuals with drug addiction, alcohol addiction, and co-occurring mental/behavioral health issues through facilities that we will operate.

On February 17, 2021, Vital formed the following 2 new Nevada incorporated entities, which became Vital’s wholly owned subsidiaries:

•	VBH Kentucky, Inc. (“VVHK”)
•	VBH Garden Grove, Inc. (“VVH Garden”)

VBH Kentucky, Inc.

VBH Kentucky has succeeded to all of the preexisting and intended operations of VBH Frankfort (a wholly-owned predecessor entity of Vital), which substantially concluded all of its material operations as of May 3, 2021. VBH Kentucky operate an outpatient substance abuse treatment facility in Frankfort, Kentucky, for which we have secured a lease as disclosed below. On August 26, 2021, we received a license to operate a non-hospital based alcohol and other drug treatment facility from the Kentucky Cabinet for Health and Family Services Office of the Inspector General.

VSL Frankfurt, LLC

VSL Frankfort will offer sober-designated living quarters for individuals who are in recovery in conjunction with the Frankfort, Kentucky facility operated by VBH Kentucky. We anticipate hiring 4 full time and 3 part time employees at our Frankfurt facility, including a full time Clinical Director.

VBH Garden Grove, Inc.

VBH Garden intends to identify substance use disorder treatment facilities located in California to provide a West Coast patient solution that is able to economically accept select insurance payors that facilitate a broader national patient base for Vital. VBH Garden has identified various potential license holders and facilities located in Southern California and is in the due diligence phase for transaction consideration; however, there are no binding transactions for any licenses or facilities in California as of September 17, 2021 and there are no assurances that any such transaction will be completed in the future.

Business Mission

We intend to be a provider of inpatient and outpatient substance use treatment services for individuals with drug addiction, alcohol addiction, and co-occurring mental/behavioral health issues through facilities that we operate. In connection with those treatment services we intend to perform clinical diagnostic laboratory services and provide physician services to our patients. Our operations are conducted through our subsidiaries as detailed below.

Prior Business History

Record Street Brewing Company – Craft Beer Business

On December 31, 2017, we closed on an Agreement of Exchange and Plan of Reorganization with Record Street Brewing Co. (“RSB”), a Nevada corporation (“RSB”), which required us to issue 80,000,000 of our restricted common stock shares to RSB’s 4 shareholders for all of RSB’s outstanding capital stock. We purchased RSB to pursue the craft beer business.

On December 31, 2020, we discontinued RSB’s operations pursuant to an Assumption Agreement between us and RSB whereby 100% of the issued and outstanding common stock of RSB was assigned to RSB’s co-founder/beneficial owner, the purchaser agreed to assume RSB’s outstanding liabilities of $251,164, and RSB acquired the rights to all royalties associated with the intellectual property licensing we previously held. During the years ended June 30, 2021 and 2020, RSB did not engage in material operations or generate material revenues.

RSB's business model was based upon a contract brewer and U.S. west coast distribution model that was permanently impacted by the loss of both its contract brewer and its statewide California distributor in close time proximity. Specifically, RSB's original contract brewer, Mendocino Brewing Company, filed for bankruptcy and ceased to provide contract brewing services, and RSB's California distributor, Young's Market Company, LLC, exited the beer distribution business in California. While RSB made significant efforts to replace those vendors, however, such efforts were unsuccessful, and we determined that it was in our best interests to exit the adult beverage business in favor of the health and wellness business.

iMetabolic Corporation – Weight Loss and Weight Management Products

On July 1, 2013, we formed IMetablolic Corporation (“IMET”) in Nevada for the purpose of marketing products under the brand “iMetabolic” that previously were sold by the brand’s licensor, International Metabolic Institute LLC (“IMI”), as well trademark rights to IMET on July 22, 2013 (the “License”).  The License was amended on March 16, 2015 to clarify IMET’s and IMI’s future rights. IMI produced a line of weight loss and weight management products, including, but not limited to, proprietary blend meal replacements, dietary specialty foods, and nutraceuticals, which are sold at IMI’s company store and doctors’ offices pursuant to a reservation of rights by IMI in the License and on IMI’s website at www.imetabolic.com.  On October 5, 2021, pursuant to a termination agreement with IMET, we terminated IMIT’s business and the license.

DESCRIPTION OF OUR CURRENT BUSINESS – REHABILITATION SERVICES

The Lexington, Kentucky Lease and Lease Cancellation

On January 14, 2021, our wholly owned subsidiary, United Product Development Corporation, entered into a commercial lease with Athens Commons, LLC, a Kentucky limited liability company, for the lease of a 88,740 square foot building at 5532 Athens Boonsboro Road, Lexington, Kentucky (the “Lexington Lease”). The Lexington Lease is for a 5-year term with options to renew for 2 additional 5-year terms. The effective beginning date of the Lexington Lease term was January 14, 2021. The Lexington Lease provides for minimum monthly rent of $50,000 for the first lease year and a 3% rental increase for each succeeding lease year. We were only obligated to pay $20,000 per month for up to the first six month until the property was re-zoned and licensed for our planned rehabilitation operations. The Lexington Lease has an option to cancel the lease during the first six months if it is unable to obtain re-zoning approval and applicable regulatory licensing.

On May 20, 2021, the Company terminated the Lexington Lease due to zoning and licensing challenges associated with the facility.

The Frankfort, Kentucky Lease

On November 18, 2020, VBH Frankfort as the tenant entered into a commercial lease (the “Frankfort Lease”) with Kell Properties, LLC, a Kentucky limited liability company, for the lease of 4,015 square feet of office space in Units B, C, and D of 915 Leawood Dr, Frankfort, Kentucky (i.e., the Frankfort Facility). The term of the Frankfort Lease is twenty-four months with no explicit extension options. The base monthly payment of the term of the Frankfort Lease is $2,365. The Frankfort Lease commenced on February 1, 2021 and was assigned to VBH Kentucky, effective as of April 1, 2021. VBH Kentucky intends to develop the Frankfort Facility for the purpose of operating an outpatient substance abuse treatment facility On August 26, 2021, our Non-Hospital-based Alcohol and Other Drug Treatment Entity (“AODE”) was approved by the Kentucky Office of the Inspector General. We anticipate that VSL Frankfort will commence material operations during the second fiscal quarter of 2022.

VBH Garden Grove

VBH Garden Grove intends to identify substance use disorder treatment facilities located in California to provide patient solutions that is able to economically accept select insurance payors to facilitate a broader patient base for Vital. VBH Garden Grove has identified various potential license holders and facilities located in Southern California and is in the due diligence phase for transaction consideration; however, there are no binding transactions for any licenses or facilities in California as of October 13, 2021.

Business of Vital Behavioral Health, Inc.

Vital’s operational plans are contingent upon whether we are able to:

•	Obtain sufficient debt or equity financing to operate U.S. substance abuse facilities.
•	Secure leases for the substance abuse facilities.
•	Secure and have approved the required state licenses to operate the substance abuse facilities.
•	Meet applicable zoning requirements.

Upon our acquisition of Vital we became a health and wellness company with a focus in the drug and alcohol rehabilitation services industry. Vital intends to operate U.S. facilities focusing on substance abuse treatment and offer various programs that help provide a continuum of care to its patients. We intend to become a national operator of clinical and transitional housing services for clients affected by substance use disorders and co-occurring disorders. Our treatment plans will be based on an individualized approach and will be customized to meet each client’s specific needs.

The facilities we intend to operate have access to Medically Monitored Withdrawal Management Services (MMWM), a Partial Hospitalization Program (PHP), an Intensive Outpatient Program (IOP), and an Outpatient Program (OP). Clients who participate in the PHP, IOP, and OP treatment programs will be eligible for housing through sober living accommodations that will be designed to give a client the ability to participate in his or her daily affairs and work and to have access to daily on-campus treatment at convenient times and locations.

We intend that most of our treatment facilities will be enrolled in Medicare or Medicaid and will bill and accept payments from those governmental programs. In most cases, it takes between 45 and 90 days for a Medicaid application to be processed and either accepted or denied by the state Medicaid office. However, depending on the circumstances and the state in which one resides, the application process could be shorter or longer. Most facilities that accept Medicaid generally provide programs with some degree of medical care and substance rehabilitation, including group and individual therapy, 12-step meetings, and other recovery activities, on a 24 hours per day basis in a highly structured setting. Short-term programs may last between 3 and 6 weeks and be followed by outpatient therapy. Long-term programs often last between 6 and 12 months and focus on re-socializing patients as they prepare to re-enter their communities. Intensive outpatient services (IOPs) typically offer at least 9 hours of therapy per week in sets of three 3-hour sessions, and some studies have found them to be similar to residential and inpatient programs in both services and effectiveness.

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

We will offer both IOP and PHP services at our facilities and accept Medicare and Medicaid payor-qualified patients and clients.

VSL Frankfort intends to offer sober-designated living quarters for individuals who are in recovery. Operations for VSL Frankfort are intended to commence once VBH Kentucky obtains the operating entitlements for its outpatient substance use treatment facility in Frankfort, Kentucky. Until such time, VSL Frankfort’s operations will be limited to planning and preparation.

All of our plans reflected above and below are contingent upon receiving adequate debt and/or equity financing of which there are no assurances we will be successful in obtaining.

Our Future Services and Solutions

We intend to provide quality, comprehensive, and compassionate care to adults struggling with alcohol and/or drug abuse and dependence as well as co-occurring mental health issues. We will maintain a research-based, disciplined treatment plan for all patients with schedules designed to engage the patient in an enriched recovery experience. Our purpose and passion is to empower the individual, their families, and the broader community through the promotion of optimal wellness of the mind, body, and spirit.

We plan to offer the following types of therapy: motivational interviewing, cognitive behavioral therapy, rational emotive behavior therapy, dialectical behavioral therapy, solution-focused therapy, eye movement desensitization and reprocessing, and systematic family intervention. Our variety of therapy settings includes individual, group, and family therapies, recovery-oriented challenge therapies, expressive therapies (with a focus on music and art), and trauma therapies.

We also intend to provide Medicated-Assisted Treatment (“MAT”), which is the use of FDA-approved medications, in combination with counseling and behavioral therapies, to provide a “whole-patient” approach to the treatment of substance use disorders. We believe that it is particularly effective for treating certain conditions such as opioid use disorder, alcohol use disorder, and tobacco use disorder. The use of MAT has been shown to significantly reduce overdoses from opioids and to improve long-term abstinence.

Considering the high level of co-occurring substance abuse, mental health, and medical conditions, we will offer patients a spectrum of psychiatric, medical, and wellness-focused services based upon individual needs as assessed through comprehensive evaluations at admission and throughout participation in the program. To maximize the likelihood of long-term recovery, all program levels will provide patients access to the following services: assessment of individual substance abuse, mental health, medical history, and physical condition promptly upon admission; psychiatric evaluations; psychological evaluations, and services based on patient needs; follow-up appointments with physicians and psychiatrists; medication monitoring; educational classes regarding health risks, nutrition, smoking cessation, HIV awareness, life skills, healthy nutritional programs, and dietary plans; access to fitness facilities; interactive wellness activities; and structured daily schedules designed for restorative sleep patterns.

We plan to emphasize clinical treatment, as well as the therapeutic value of overall physical and nutritional wellness. We are committed to providing fresh and nutritious meals throughout a patient’s stay in order to promote healthy routines, beginning with diet and exercise. Our facilities will offer comprehensive work-out facilities either on-site or within walking distance, as well as various exercise classes and other amenities. We will support long-term recovery for patients through research-based methodologies and individualized treatment planning while utilizing 12-step programs, which are a set of guiding principles outlining a course of action for recovery.

We plan to have a differentiated ability to manage dual diagnosis cases and coordinate treatment of individuals suffering from the common combination of mental illness and substance abuse simultaneously. These patients participate in education and discussion-oriented groups designed to provide information regarding the psychiatric disorders that co-occur with chemical dependency.

We plan to have a strong emphasis on tracking patient satisfaction scores in order to measure our patient and staff interaction and overall outcome and reputation. In addition to patient satisfaction surveys that we will receive after a patient’s discharge, we also will solicit feedback during a patient’s stay at our inpatient facilities. This allows us to further tailor an individual’s treatment plan to emphasize the programs that have been more impactful to a particular patient.

We believe in tracking clinical outcomes. We intend to track and measure patient outcomes in order to drive continual improvement in our programs.

We plan offer a full spectrum of treatment services to patients based upon individual needs that are assessed through comprehensive evaluations at admission and throughout their participation in the program. The assignment and frequency of services will correspond to individualized treatment plans within the context of the level of care and treatment intensity level.

•	Detoxification (“detox”). Detoxification is usually conducted at an inpatient facility for patients with physical or psychological dependence. Detoxification services are designed to clear toxins out of the body so that the body can safely adjust and heal itself after being dependent upon a substance. Patients are medically monitored 24 hours per day, seven days per week, by experienced medical professionals who work to alleviate withdrawal symptoms through medication, as appropriate. We plan to provide detoxification services for several substances including alcohol, sedatives, and opiates.

•	Residential Treatment. Residential care is a structured treatment approach designed to prepare patients to return to the general community with a sober lifestyle, increased functionality, and improved overall wellness. Treatment is provided on a 24 hours per day, seven days per week basis, and services generally include a minimum of two individual therapy sessions per week, regular group therapy, family therapy, didactic and psycho-educational groups, exercise (if cleared by medical staff), case management, and recreational activities. Medical and psychiatric care will be available to all patients, as needed, through our planned contracted professional physician groups.

•	Partial Hospitalization. Partial hospitalization is a structured program providing care a minimum of 20 hours per week. This program is designed for patients who are stable enough physically and psychologically to participate in everyday activities but who still require a degree of medical monitoring. Services include a minimum of weekly individual therapy, regular group therapy, family education and family therapy, didactic and psycho-educational groups, exercise (if cleared by medical staff), case management, and off-site recovery meetings and activities. Medical and psychiatric care will be available to all patients, as needed, through our planned contracted professional physician groups.

•	Intensive Outpatient Services. Less intensive than the aforementioned levels of care, intensive outpatient services are comprised of a structured program providing care three days per week for three hours per day at a minimum. Designed as a “step down” from partial hospitalization, this program reinforces progress and assists in the attainment of sobriety, reduction of detrimental behaviors, and improved overall wellness of patients while they integrate and interact in the community. Services include weekly individual therapy, group therapy, family education and family therapy, didactic and psycho-educational groups, case management, off-site recovery meetings and activities, and intensive transitional and aftercare planning.

•	Outpatient Services. Traditional outpatient services are delivered in regularly scheduled sessions, usually less the nine hours per week. Outpatient services include professionally directed screening, assessment, therapy, and other services designed to support successful transition to the community and long-term recovery. These services are tailored to a person’s specific needs and stage of recovery and may involve many modalities, including motivational enhancement, family therapy, educational groups, occupational and recreational therapy, psychotherapy, and pharmacotherapy.

•	Ancillary Services. In addition to our inpatient and outpatient treatment services, we intend to provide medical monitoring for adherence to addiction treatment, clinical diagnostic laboratory services, and physician services to our patients through our contracted laboratories and professional physician groups. We believe toxicological monitoring of patients is an important component of substance abuse treatment. Patients are evaluated for illicit substances upon admission and thereafter on a random basis and as otherwise determined to be medically necessary by the treating physician.

•	Sober Living Facilities. We plan to provide sober living arrangements that serve as an interim environment for patients transitioning from inpatient treatment centers to lower levels of care and eventually back to their former living arrangements. Sober living facilities enable us to utilize existing beds for patients requiring higher levels of care, while still providing housing for patients completing outpatient treatment programs. We provide sober living arrangements to patients through our owned and leased properties in Texas, Nevada, Mississippi, and Florida. We plan to continue using sober living facilities as a complement to our outpatient services.

Business Strategies

Vital plans to hire highly trained and experienced clinical staff to deploy research-based treatment programs with structured curricula for detoxification, inpatient treatment, partial hospitalization, and intensive outpatient care. By keeping the majority of its treatment facilities and housing on campuses that are conveniently located within walking distance to traditional community services, we are striving to create so-called ‘sober cities’ in the United States that will nurture its clients’ development at all stages from detox to long-term self-sufficiency. By applying a tailored treatment program based on the individual needs of each patient, many of whom require treatment for a co-occurring mental health disorder such as depression, bipolar disorder, or schizophrenia, we believe we will offer the level of quality care and service necessary for our patients to achieve and maintain sobriety. Development of our business and the Vital Behavioral Health and Vital Sober Living national brands is contingent upon our ability to raise sufficient funds to fund hiring clinical experts, leasing facilities, and hiring professional staff, and national sales and marketing programs. We will engage the following strategies:

•	Clinical excellence and outcomes-driven treatment. Our operations require us to comply with the national standard for quality and sustainable outcomes in addiction treatment and to ongoing measurement and transparency regarding patient outcomes. In addition to measurement of patient outcomes and satisfaction with treatment, we plan to advance utilization of modern, evidence-based interventions that address addiction as a chronic brain disease, as supported by the science.

•	Improve census over time at existing facilities. We plan to connect with potential patients through a multi-faceted program that involves education about the disease of addiction and the development of relationships with healthcare professionals, digital marketing, as well as such traditional channels as television, radio and print advertising. We plan to will take a consultative, empathetic approach in operating our admissions department to allow our personnel to effectively identify and enroll patients who may benefit from our treatment service offerings.

•	Target complementary growth opportunities. We plan to pursue growth opportunities that are complementary to our business, including providing laboratory services to other substance abuse treatment providers and expanding other ancillary services.

•	Develop outpatient operations. We plan to selectively pursue opportunities to add outpatient centers to complement our broader network of inpatient treatment facilities. We believe expanding our reach by developing or acquiring premium outpatient facilities of a quality consistent with our inpatient services will further enhance our brand and our ability to provide a more comprehensive suite of services across the spectrum of care.

•	Opportunistically diversify our portfolio of treatment facilities. We intend to selectively seek acquisition opportunities to expand and diversify our geographic presence, service offerings, and the portion of the population that can access our services based on their individual healthcare coverage We believe that most mental health and substance abuse treatment companies in operation are small, regional operations and this high level of fragmentation presents us with the opportunity to acquire facilities or small providers and create economies of scale and enhanced patient care. All of the above plans are contingent upon adequate funding of which there are no assurances.

Sales and Marketing

We intend to use a multi-faceted approach to reach potential patients suffering from the disease of addiction and co-occurring psychiatric disorders. This multi-pronged approach will include:

•	National Marketing Force. We intend to deploy and manage a team of representatives that will focus on developing relationships with hospitals, other treatment facilities, psychiatrists, therapists, social workers, employers, unions, alumni, and employee assistance programs. Our sales representatives will educate these various constituents about the disease of addiction and the variety of treatment services that we provide.

•	Multi-Media Marketing. Through comprehensive online directories of treatment providers, treatment provider reviews, user content that discusses the disease of addiction, treatment and recovery, as well as discussion forums and professional communities, our future addiction-related websites will serve families and individuals who are struggling with addiction and seeking treatment options. Additionally, we plan to pursue advertising opportunities in television commercials, radio spots, newspaper articles, medical journals, and other print media that promote our facilities and have the intent to build our integrated, national brand.

•	Recommendations by Alumni. We anticipate receiving new patients who are directly referred to our facilities by our satisfied and supportive alumni, as well as their friends and families. As our national brand continues to grow and our business continues to increase, we believe our alumni will become an increasingly important source of business for us.

The extent that we are able to implement the foregoing or even able to implement any of the foregoing sales and marketing plans are contingent upon adequate funding, of which there are no assurances.

Admissions Center Operations

We intend to maintain a 24-hours per day, seven days per week, remote admissions center. Our centralized admissions center initially will be provided by a third party provider that will focus on outreach and enrolling patients. As part of its role, the admissions center team will conduct benefits verification, handle initial communication with insurance companies, complete patient intake screenings, consult with our clinicians where necessary regarding a potential patient’s specific medical or psychological condition, begin the pre-certification process for treatment authorization, help each patient choose a proper treatment facility for his or her clinical and financial needs, and assist patients with arrangements and logistics.

Professional Groups

We plan to become affiliated with groups of physicians and mid-level service providers that may provide certain professional services to our patients through professional services agreements with certain of our treatment facilities (the “Professional Groups”). Under the professional services agreements, the Professional Groups may provide a physician to serve as medical director for the applicable facility. The Professional Groups may either bill the payor for their services directly or be compensated by the treatment facility based on fair market value hourly rates.

Competition

Our competitors have greater assets, revenues, operational resources and financial resources than we do. The market for mental health and substance abuse treatment facilities is highly fragmented with approximately 12,000 different companies providing services to the adult and adolescent population, of which only 30% are operated by for-profit organizations (Source: DHHS, 2020 Data on Substance Abuse Treatment Facilities). Our inpatient treatment facilities will compete with several national competitors and many regional and local competitors. Some of our competitors are government entities that are supported by tax revenue, and others are non-profit entities that are primarily supported by endowments and charitable contributions. We do not receive financial support from these sources. Some larger companies in our industry compete with us on a national scale and offer substance use treatment services among other behavioral healthcare services. To a lesser extent, we also compete with other providers of substance use treatment services, including other inpatient behavioral healthcare facilities and general acute care hospitals.

We believe the primary competitive factors affecting our business include:

•	quality of clinical programs and services;

•	reputation and brand recognition;

•	overall aesthetics of the facilities;

•	amenities offered to patients;

•	relationships with payors and referral sources;

•	sales and marketing capabilities;

•	information systems and proprietary data analytics;

•	senior management experience; and

•	national scope of operations.

Legal Proceedings

There are no legal actions currently threatened or pending against us, our subsidiaries, or the Vital Subsidiaries.

Research and Development

We did not incur any research and development expenditures over the last two fiscal years or since our inception.

Revenues

We plan to generate revenues through our Vital Behavioral Health operations from behavioral health treatment services at our inpatient and outpatient treatment facilities, which will be derived from personally funded patients (i.e., private payor), insurance companies (e.g., United Healthcare and Blue Cross and Blue Shield), and government program payors (e.g., Medicaid and Medicare) that act as the primary payment or reimbursement source of funds for our patient services. We also plan to generate revenues through our Vital Sober Living operations as a landlord through the provision of sober living residences that are supported by our Vital Behavioral Health patient services. Initially, we expect that our revenue-producing operations will commence in Frankfort, Kentucky.

Intellectual Property

We have no registered patents, trademarks, or other intellectual property.

Dependence On One or a Few Major Customers

We do not anticipate being depending upon any one or a few major customers since our facilities will accommodate multiple patients.

Seasonality of Business

Seasonality does not materially affect our business.

Government Regulations

Introduction

Healthcare service providers are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels, including:

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

Substance abuse treatment providers are regulated extensively at the federal, state, and local levels. In order to operate our business and obtain reimbursement from third-party payors, we must obtain and maintain a variety of licenses, permits, certifications, and accreditations. We also must comply with numerous other laws and regulations applicable to the provision of substance abuse disorder services. Our facilities also are subject to periodic on-site inspections by the regulatory and accreditation agencies in order to determine our compliance with applicable requirements.

The laws and regulations that affect substance abuse treatment providers are complex and change frequently. We must regularly review our organization and operations and make changes as necessary to comply with changes in the law or new interpretations of laws or regulations. In recent years, significant public attention has focused on the healthcare industry, including attention to the conduct of industry participants and the cost of healthcare services. Federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts relating to the healthcare industry. The ongoing investigations relate to, among other things, referral practices, cost reporting, billing practices, credit balances, physician ownership, and joint ventures involving hospitals and other healthcare providers. Recently, federal and state governmental officials have focused on fraud and abuse in the addiction treatment industry. In particular, new laws and regulations have been passed in recent years that are intended to prohibit the payment of kickbacks, bribes, and other inducements in exchange for referrals of patients to treatment providers, including residential treatment centers and outpatient programs. We expect that healthcare costs and other factors will continue to encourage both the development of new laws and regulations and increased enforcement activity, including among substance abuse treatment providers.

While we believe we are in substantial compliance with all applicable laws and regulations, and we are not aware of any material pending or threatened investigations involving allegations of wrongdoing, there can be no assurances of compliance. Compliance with such laws and regulations may be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from government health programs.

Environmental, Health and Safety Matters

We are subject to various federal, state, and local environmental laws that: (i) regulate certain activities and operations that may have environmental or health and safety effects, such as the handling, storage, transportation, treatment, and disposal of medical and pharmaceutical waste products generated at our facilities, the presence of other hazardous substances in the indoor environment and protection of the environment and natural resources in connection with the development or construction of our facilities; (ii) impose liability for costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site or other releases of hazardous materials or regulated substances; and (iii) regulate workplace safety, including the safety of workers who may be exposed to blood-borne pathogens such as HIV, the hepatitis B virus, and the hepatitis C virus. Our laboratory and some of our treatment facilities generate infectious or other hazardous medical waste due to the illness or physical condition of our patients and in connection with performing laboratory tests. The management of infectious medical waste is subject to regulation under various federal, state, and local environmental laws that establish management requirements for such waste. These requirements include recordkeeping, notice, and reporting obligations. Management believes that our operations are generally in compliance with environmental and health and safety regulatory requirements or that any non-compliance will not result in a material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws and regulations at our facilities, including our laboratory, have not been material.

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

Licensure, Accreditation, and Certification

All of our substance abuse treatment facilities will be licensed under applicable state laws where licensure is required. Licensing requirements vary significantly depending upon the state in which a facility is located and the types of services provided. The types of licensed services that our facilities will provide include medical detox, inpatient, partial hospitalization, intensive outpatient, outpatient treatment, ambulatory detox, and community housing. In addition, our employed case managers, therapists, nurses, medical providers, and technicians may be subject to individual state license requirements.

Our facilities that store and dispense controlled substances will be required to register with the U.S. Drug Enforcement Administration (“DEA”) and abide by DEA regulations regarding controlled substances. Each of our substance abuse treatment facilities will obtain accreditation from the Commission on Accreditation of Rehabilitation Facilities (“CARF”) and/or The Joint Commission, which are the primary accreditation bodies in the substance abuse treatment industry. This type of accreditation program is intended to improve the quality, safety, outcomes, and value of healthcare services provided by accredited facilities. CARF and The Joint Commission require an initial application and completion of on-site surveys demonstrating compliance with accreditation requirements. Accreditation is granted for a specified period, typically ranging from one to three years, and renewals of accreditation require completion of a renewal application and an on-site renewal survey.

The Clinical Laboratory Improvement Amendments of 1988 regulates virtually all clinical laboratories by requiring that they be certified by the federal government and comply with various technical, operational, personnel, and quality requirements intended to ensure that laboratory testing services are accurate, reliable, and timely. Standards for testing under CLIA are based on the level of complexity of the tests performed by the laboratory. A CLIA certificate of waiver may be sought by our treatment facilities that only perform the types of tests waived under CLIA, such as point-of-care drug analysis, glucose monitoring, and pregnancy testing.

We will contract with third-party clinical laboratory facilities to perform high complexity testing. Each such laboratory will hold a CLIA certificate of accreditation, certifying that it meets more stringent requirements than laboratories performing less complex testing. CLIA does not preempt state laws that may be more stringent than federal law. State laws may require additional personnel qualifications, quality control, record maintenance and/or proficiency testing. A number of states in which we intend to operate have implemented their own regulatory and licensure requirements. In addition, some states require laboratories that solicit or test samples collected from individuals within that state to hold a laboratory license even though the laboratory does not have physical operations within the state.

We intend that all of our in-house and outside contracted facilities and programs will be in substantial compliance with the then-current applicable state and local licensure, certification, and accreditation requirements. Periodically, state and local regulatory agencies, as well as accreditation entities, will conduct surveys of our facilities and may find that a facility is not in full compliance with all of the accreditation standards. Upon receipt of any such finding, the facility will submit a plan of correction and remedy any cited deficiencies.

FDA Laws and Regulations

The Food and Drug Administration (“FDA”) has regulatory responsibility over, among other areas, instruments, test kits, reagents, and other devices used by clinical laboratories to perform diagnostic testing. We may develop esoteric tests that are offered as laboratory developed tests (“LDTs”). The FDA has claimed regulatory authority over all LDTs but exercises enforcement discretion in not mandating FDA approval for most LDTs performed by high complexity CLIA certified laboratories. The FDA released draft guidance in 2014 that would increase regulation of LDTs but has indefinitely delayed finalizing the guidance.

Fraud, Abuse and Self-Referral Laws

We intend that most of our treatment facilities will be enrolled in Medicare or Medicaid and bill and accept payments from those governmental programs. Therefore, the majority of our operations will be impacted by the anti-kickback provisions of the Social Security Act, commonly known as the Anti-Kickback Statute, or the federal prohibition on physician self-referrals, commonly referred to as the Stark Law. We expect that over the longer term, an increasing number of our patients will be members of governmental health insurance programs and therefore, these rules and restrictions will increasingly affect our operations.

The Anti-Kickback Statute prohibits the payment, receipt, offer, or solicitation of remuneration of any kind in exchange for items or services that are reimbursed under federal healthcare programs. The Stark Law prohibits physicians from referring Medicare and Medicaid patients to healthcare providers that furnish certain designated health services, including laboratory services and inpatient and outpatient hospital services, if the physicians or their immediate family members have ownership interests in, or other financial arrangements with, the healthcare providers. Many states have anti-kickback and physician self-referral prohibitions similar to the federal statutes and regulations. Some of these state laws are drafted broadly to cover all payors (i.e., not restricted to Medicare and other federal healthcare programs), and they often lack interpretative guidance. A violation of these laws could result in a prohibition on billing payors for such services, an obligation to refund amounts received, or civil or criminal penalties and could adversely affect the state license of any program or facility found to be in violation.

In addition to the Anti-Kickback Statute, the United States has recently enacted an addiction treatment-specific law known as the Eliminating Kickbacks in Recovery Act (“EKRA”). The EKRA created a new federal crime for knowingly and willfully: (1) soliciting or receiving any remuneration in return for referring a patient to a recovery home, clinical treatment facility, or laboratory; or (2) paying or offering any remuneration to induce such a referral or in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. Each conviction under EKRA is punishable by up to $200,000 in monetary damages, imprisonment for up to ten (10) years, or both. Unlike the Anti-Kickback Statutes, EKRA is not limited to services reimbursable under a government healthcare program. While EKRA contains certain exceptions similar to the Anti-Kickback Statute Safe Harbors, those exceptions are narrower than the Anti-Kickback Statute Safe Harbors. As such, certain practices that would not have violated the Anti-Kickback Statute may violate EKRA.

Federal prosecutors have broad authority to prosecute healthcare fraud. For example, federal law criminalizes the knowing and willful execution or attempted execution of a scheme or artifice to defraud any healthcare benefit program as well as obtaining by false pretenses any money or property owned by any healthcare benefit program. Federal law also prohibits embezzlement of healthcare funds, false statements relating to healthcare, and obstruction of the investigation of criminal offenses. These federal criminal offenses are enforceable regardless of whether an entity or individual participates in the Medicare program or any other federal healthcare program.

False Claims

We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid, or other third-party payors that is false or fraudulent. The standard for “knowing and willful” often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment.

One of the most prominent of these laws is the federal False Claims Act (“FCA”), which may be enforced by the federal government directly or by a qui tam plaintiff (or whistleblower) on the government’s behalf. When a private plaintiff brings a qui tam action under the FCA, the defendant often will not be made aware of the lawsuit until the government commences its own investigation or determines whether it will intervene. When a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the amount of the alleged false claim, plus mandatory civil penalties of between $11,181 and $22,363 for each separate false claim. These and certain other civil monetary penalties will increase annually based on updates to the consumer price index.

Many states have passed false claims acts similar to the FCA. Under these laws, the government may impose a penalty and recover damages, often treble damages, for knowingly submitting or participating in the submission of claims for payment that are false or fraudulent or which contain false or misleading information. These laws may be limited to specific programs (such as state workers’ compensation programs) or may apply to all payors. In many cases, alleged violations of these laws may be brought by a whistleblower who may be an employee, a referring physician, a competitor, a patient, or other individual or entity, and who may be eligible for a portion of any recovery. Further, like the federal law, state false claims act laws generally protect employed whistleblowers from retribution by their employers.

Although we believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment, the laws, regulations, and standards defining proper billing, coding, and claim submission are complex and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite our best efforts to prevent or correct them, and we cannot assure that the government or a payor will regard such errors as inadvertent and not in violation of the applicable false claims act laws or related statutes.

Privacy and Security Requirements

There are numerous federal and state regulations that address the privacy and security of patient health information. In particular, federal regulations issued under the Drug Abuse Prevention, Treatment and Rehabilitation Act of 1979 (known as the “Part 2 Regulations”) restrict the disclosure of, and regulate the security of, patient identifiable information related to substance abuse and apply to any of our facilities that receive federal assistance, which is interpreted broadly to include facilities licensed, certified or registered by a federal agency. Further, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), extensively regulates the use and disclosure of individually identifiable health information (known as “protected health information”) and requires covered entities, which include most health providers, to implement and maintain administrative, physical and technical safeguards to protect the security of such information. Additional security requirements apply to electronic protected health information. These regulations also provide patients with substantive rights with respect to their health information.

The HIPAA privacy and security regulations and the Part 2 Regulations also require our substance abuse treatment programs and facilities to impose compliance obligations by written agreement on certain contractors to whom our programs disclose patient information known as “business associates.” Covered entities may be subject to penalties as a result of a business associate violating HIPAA privacy and security regulations if the business associate is found to be an agent of the covered entity. Business associates also are directly subject to liability under the HIPAA privacy and security regulations. In instances where our programs act as a business associate to a covered entity, there is the potential for additional liability beyond the program’s covered entity status.

Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to the U.S. Department of Health and Human Services (“HHS”), and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. All non-permitted uses or disclosures of unsecured protected health information are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information without regard to whether there is a low probability of the information being compromised.

With HHS’s 2020 updates to penalty amounts, violations of the HIPAA privacy and security regulations may result in civil penalties of up to $59,522 per violation for a maximum civil penalty of $1,785,651 in a calendar year for violations of the same requirement. These penalties will increase annually based on updates to the consumer price index. HIPAA also provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining or disclosing protected health information with the intent to sell, transfer, or use such information for commercial advantage, personal gain, or malicious harm. In addition, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. HHS is required to impose penalties for violations resulting from willful neglect and to perform compliance audits.

Our programs remain subject to any privacy-related federal or state laws that are more restrictive than the HIPAA privacy and security regulations. These laws vary by state and could impose additional requirements and penalties. For example, some states impose restrictions on the use and disclosure of health information pertaining to mental health or substance abuse treatment. The Federal Trade Commission also uses its consumer protection authority to initiate enforcement actions in response to data breaches or other privacy or security lapses.

We intend to enforce a health information privacy and security compliance plan that we believe complies with the HIPAA privacy and security regulations and other applicable requirements. We may be required to make operational changes to comply with revisions made to the Part 2 Regulations that generally became effective on August 14, 2020.

Mental Health Legislation and Reform Efforts

The regulatory framework in which we operate is constantly changing. For example, the Mental Health Parity and Addiction Equity Act of 2008 (“MHPAEA”), is a federal parity law that requires large group health insurance plans that offer mental health and addiction coverage to provide that coverage on par with financial requirements and treatment limitations of coverage offered for other illnesses. The scope of coverage offered by health plans must comply with federal and state laws and must be consistent with generally recognized independent standards of current medical practice. The MHPAEA also contains a cost exemption that operates to temporarily exempt a group health plan from the MHPAEA’s requirements if compliance with the MHPAEA becomes too costly.

The 21st Century Cures Act (“Cures Act”), enacted in 2016, requires development of an action plan for enhanced enforcement of mental health parity requirements and additional compliance guidance for health plans regarding coverage under parity laws. Among other initiatives aimed at improving care for people with mental health and substance use disorders, the Cures Act includes provisions intended to increase the healthcare workforce dedicated to such treatment and expand programs that divert people with mental health and substance use disorders toward alternatives to incarceration. However, the impact of the Cures Act largely depends on its implementation by agencies such as HHS and on future appropriations by Congress.

Over the last decade, the U.S. Congress and certain state legislatures have passed a large number of laws intended to result in extensive change to the healthcare industry. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively known as the Affordable Care Act, is the most prominent of these legislative reform efforts. It resulted in reforms to the health insurance market and expansion of public program coverage, among other changes. As currently structured, the law requires all non-grandfathered small group and individual market health plans to cover ten essential health benefit categories, which currently include substance abuse addiction and mental health disorder services.

The Affordable Care Act poses both opportunities and risks for us but, overall, the expansion of health insurance coverage under the law has been beneficial for the substance abuse treatment industry. However, the overall and continued impact of the Affordable Care Act is difficult to determine, as the presidential administration and certain members of Congress have stated their intent to repeal or make significant changes to the Affordable Care Act, its implementation and its interpretation. For example, in October 2017, the president signed an executive order directing agencies to relax limits on certain health plans, potentially allowing for fewer plans that adhere to specific Affordable Care Act coverage mandates. In 2018, a federal district court in Texas ruled that the Affordable Care Act, in its entirety, is invalid. That decision has been stayed pending appeal, and will likely remain unresolved until finally decided by the United States Supreme Court. Further, effective January 1, 2019, Congress eliminated the financial penalty associated with the individual mandate that was established by the Affordable Care Act.

Addiction Treatment Legislation

In October 2018, Congress enacted the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (the “SUPPORT Act”). The SUPPORT Act contains a number of provisions aimed at identifying at-risk individuals, increasing access to opioid abuse treatment, reducing overprescribing, funding treatment related research, and promoting data sharing with the primary goal of reducing the use and abuse of opioids. Most of the funding made available for treatment through the SUPPORT Act will be limited to patients covered by federal healthcare programs such as Medicaid.  The SUPPORT Act also contains an addiction treatment-specific law known as the Eliminating Kickbacks in Recovery Act.

Health Planning and Certificates of Need

The construction of new healthcare facilities, the expansion, transfer, or change of ownership of existing facilities and the addition of new beds, services, or equipment may be subject to state laws that require prior approval by state regulatory agencies under certificate of need (“CON”) or determination of need (“DON”) laws. These laws generally require that a state agency determine the public need for construction or acquisition of facilities or the addition of new services. Review of CON or DON applications and other healthcare planning initiatives may be lengthy and may require public hearings. Violations of these state laws may result in the imposition of civil sanctions or revocation of a facility’s license.

Other State Healthcare Laws

Most states have a variety of laws that may potentially impact our operations and business practices. For instance, many states in which our programs may operate prohibit corporations (and other legal entities) from practicing medicine by employing physicians and certain non-physician practitioners. These prohibitions on the corporate practice of medicine impact how our programs structure their relationships with physicians and other affected non-physician practitioners. These arrangements, however, have typically not been vetted by either a court or the applicable regulatory body.

Similarly, many states prohibit physicians from sharing a portion of their professional fees with any other person or entity. These so-called fee-splitting prohibitions range from prohibiting arrangements resembling a kickback to broadly prohibiting percentage-based compensation and other variable compensation arrangements with physicians.

If our arrangements with physicians are found to violate a corporate practice of medicine prohibition or a state fee-splitting prohibition, our contractual arrangements with physicians in such states could be adversely affected, which, in turn, may adversely affect both our operations and profitability. Further, we could face sanctions for aiding and abetting the violation of the state’s medical practice act.

State governments have in recent years increased regulation of addiction treatment providers. A number of states, such as Florida, have passed laws prohibiting patient brokering, which broadly refers to the practice of paying or receiving kickbacks or other benefits in exchange for patient referrals. A number of these statutes mirror federal healthcare Anti-Kickback Laws and, in some instances, the restrictions apply regardless of whether the payor source is a governmental or commercial entity. Further, some state governments have passed statutes aimed at prohibiting deceptive online addiction treatment marketing practices, such as the operation of websites and affiliated admission centers without disclosure to the caller about existing financial arrangements to promote particular treatment centers. We expect that these kinds of regulations and restrictions to increase.

Local Land Use and Zoning

Municipal and other local governments may also regulate our treatment programs. Many of our facilities must comply with zoning and land use requirements in order to operate. For example, local zoning authorities regulate not only the physical properties of a healthcare facility, such as its height and size, but also the location and activities of the facility. In addition, community or political objections to the placement of treatment facilities can result in delays in the land use permit process and may prevent the operation of facilities in certain areas.

Risk Management and Insurance

The healthcare industry in general continues to experience an increase in the frequency and severity of litigation and claims. Like other providers of healthcare-related services, we could be subject to claims that our services have resulted in injury to our patients or had other adverse effects. In addition, resident, visitor and employee injuries could also subject us to the risk of litigation. While we believe that quality care is provided to our patients and that we substantially comply with all applicable regulatory requirements, an adverse determination in a legal proceeding or government investigation could have a material adverse effect on our financial condition.

Compliance Programs

Compliance with government rules and regulations is a significant concern throughout our industry, in part due to evolving interpretations of these rules and regulations. We seek to conduct our business in compliance with all statutes and regulations applicable to our operations. Our executive management team is responsible for the oversight and operation of our compliance program. We intent to provide periodic and comprehensive training programs to our personnel, which are intended to promote the strict observance of our policies designed to ensure compliance with the statutes and regulations applicable to us.

Employees

Our corporate activities are performed by our officers and directors without compensation. None of our officers or directors have employment agreements. We anticipate hiring approximately 4 full-time and 4 part-time employees at our Frankfort facility. In the near term, we do not anticipate any of our employees being represented by a labor union or covered by a collective bargaining agreement.

Our wholly owned subsidiary, VDH Kentucky, Inc. has the following employees:

•	1 Business development
•	1 Office manager
•	1 Director of Operations

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

In its report on our financial statements for the year ended June 30, 2021, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 1A. Risk Factors

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

Integration Risks

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

Expected Benefits May Not Materialize

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

Assumptions of Unknown Liabilities

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

Completing Acquisitions

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

Managing Growth

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

The expertise and efforts of our key executives, including our Chief Executive Officer, Mark Conte, and Patrick Ogle our Chief Operating Officer other management personnel are critical to the success of our business. We currently do not have employment agreements or non-compete covenants with any of our key executives. The loss of the services of one or more of our key executives could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our facilities. Furthermore, if one or more of our key executives were to terminate employment with us and engage in a competing business, we would be subject to increased competition, which could have a material adverse effect on our business, financial condition, and results of operations.

Failure to adequately protect our trademarks and any other proprietary rights could have a material adverse effect on our business, financial condition, and results of operations.

We intend to develop portfolio that we consider to be of significant importance to our business, and we may acquire additional trademarks or other proprietary rights in acquisitions that we pursue as part of our growth strategy. If the actions we take to establish and protect our trademarks and other proprietary rights are not adequate to prevent imitation of our services by others or to prevent others from seeking to block sales of our services as an alleged violation of their trademarks and proprietary rights, it may be necessary for us to initiate or enter into litigation in the future to enforce our trademark rights or to defend ourselves against claimed infringement of the rights of others. The cost of any such legal proceedings could be expensive, and such legal proceedings could result in an adverse determination that could have a material adverse effect on our business, financial condition, and results of operations.

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

Both federal and state government agencies have heightened and coordinated their civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and various segments of the healthcare industry. These investigations relate to a wide variety of topics, including relationships with physicians, billing practices and use of controlled substances. The Affordable Care Act included an additional $350 million of federal funding over ten years to fight healthcare fraud, waste, and abuse. The HHS Office of Inspector General and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our facilities participate in Medicare or Medicaid and, therefore, could be subject to government investigation.

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

If we are unable to obtain required regulatory, zoning, or other required approvals for renovations and expansions, our growth may be restrained, and our operating results may be adversely affected. In the past, we have not experienced any material adverse effects from such requirements, but we cannot predict their future impact on our operations

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

COVID-19 RELATED RISKS

The coronavirus may negatively impact our business, results of operations and financial condition.

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

We are authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock of which 194,750,907 shares of common stock are issued and outstanding. No shares of preferred stock have been issued. Our board of directors has the authority to cause us to issue additional shares of common stock and preferred stock, and to determine the rights, preferences, and privileges of shares of our preferred stock, without consent of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Trading on the OTC Pink Sheets stock market may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Pink Sheets stock market operated by the OTC Markets Group with the trading symbol “UPDC”. Trading in stock quoted on OTC Pink Sheets is often characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, trading of securities on OTC Pink Sheets is often more sporadic than the trading of securities listed on a stock exchange like the NASDAQ or the NYSE. Accordingly, stockholders may have difficulty reselling any of our shares.

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

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

Our principal executive office is located at 75 Pringle Way, 8th Floor, Suite 804, Reno, Nevada 89502. The office premises are contributed free of charge by Mark W. Conte, our President and Chief Executive Officer. We believe that the offices are adequate to meet our current operational requirements. We do not own any real property.

On November 18, 2020, VBH Frankfort as the tenant entered into a commercial lease (the “Frankfort Lease”) with Kell Properties, LLC, a Kentucky limited liability company, for the lease of 4,015 square feet of office space in Units B, C, and D of 915 Leawood Dr, Frankfort, Kentucky (i.e., the Frankfort Facility). The term of the Frankfort Lease is twenty-four months with no explicit extension options. The base monthly payment of the term of the Frankfort Lease is $2,365. The Frankfort Lease commenced on February 1, 2021, and was assigned to VBH Kentucky, effective as of April 1, 2021.

In August 2021, Vital Behavioral Health, Inc. leased a facility in Fayetteville, Georgia with an initial base rent of $13,617 per month for an initial term of 18 months with a 5-year extension option. The facility is intended be used for in-patient services upon the receipt of regulatory approval.

Item 3 – Legal Proceedings

None.

Item 4 - Mine Safety Disclosures

Not applicable

Part II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Background

Since 2016, under current management, we have sought revenue generating activities in various industries. Since then, we have made acquisitions in different industries, some of which have been disposed.

Over the last five years, we have been unable to sustain any material income from our operations, have incurred recurring losses, have been unsuccessful at raising material capital, either through debt or equity financing arrangements, and we have disposed of our beverage industry business line. These factors provide substantial doubt about our ability to continue as a going concern.

Despite these challenges, we have been un able to continue as a going concern but have achieved certain operational successes during our fiscal years ended June 30, 2020 and June 30, 2021 that mitigate our historical trends, including:

•	In December 2020, we disposed of Record Street Brewing’s operations. As part of the disposal, we eliminated approximately $250,000 of outstanding obligations in exchange for a right to receive royalties on future uncertain beverage sales in the highly competitive craft beer market. The disposal did not result in significant usage of cash resources.
•	For the two fiscal years ended 6/30/21, we settled convertible notes and accrued interest totaling approximately $291,000 for the issuance of restricted shares of common stock.
•	For the two fiscal years ended 6/30/21, we raised cash proceeds totaling approximately $400,000 from the issuance of convertible notes and promissory notes payable.
•	In February 2021, we completed our acquisition of Vital Behavioral Health Inc. and its wholly owned subsidiaries via the issuance of equity, which provides an opportunity to generate material operational revenues from in and out-patient rehabilitation services.
•	We raised $100,000 in capital in the fourth fiscal quarter of 2021, via the issuance of a non-controlling interest in its previously wholly owned subsidiary, VBH Kentucky, Inc.

Plan of Operations

Subsequent to the entry into the rehabilitation services industry, primarily through the acquisition of Vital Behavioral and subsidiaries, we initiated the following plan of operations.

Capital Raising Activities (Current Commitments, Future Plans, Estimated Timelines)

•	In late July 2021, we entered into a total of $40,000 12% convertible promissory notes (2 notes total) with a new investor. The convertible notes automatically convert at maturity in July 2022 at a conversion price of $0.05.
•	On August 26, 2021, a lender loaned us $500,000, pursuant to a 12% per annum Note, interest payable monthly, and a maturity date of August 19, 2022, with a principal balloon payment on August 19, 2022. As additional consideration for the Note, we also issued the lender One Million Warrants exercisable into One Million Common Stock Shares at an exercise price of $0.005 per share.

Operational Accomplishments/Paths to Revenue (Licensing Timelines, Additional Facilities, Future Acquisitions):

•	On August 1, 2021, our subsidiary VSL Frankfort LLC, leased 10 apartments that are intended to provide sober living accommodations for patients for the outpatient facility of our subsidiary VBH Kentucky Inc. in Frankfort, Kentucky. Each unit will accommodate multiple patients on a weekly pay basis, We expect 80% capacity and cash flow positive by November 30, 2021.
•	On August 26, 2021, our subsidiary, VBH Kentucky Inc. received approval of its first license to operate an intensive outpatient facility for the treatment of substance use disorders in Kentucky. Substantially all costs to fit, finish, and outfit the facility have been expended.
•	In August 2021, Vital Behavioral Health, Inc. leased a facility in Fayetteville, GA with an initial base rent of $13,617 per month for an initial term of 18 months with a 5-year extension option. The facility will ultimately be used for in-patient detox and mental health services. Initial conversations with county and adjacent city government authorities were positive, and no impediments to licensing were reported. The license application is in the process of being drafted with submission intended by October 31, 2021, and approval anticipated within 3-6 months thereafter. The cost to fit, finish, and outfit the facility is anticipated to be $250,000, with the majority of those funds to be expended 30-45 days prior to the anticipated date of inspection prior to licensure. The facility is expected to be at 80% capacity 30-60 days after licensure and cash flow positive 60-90 days after licensure.
•	All facilities are intended to accept Medicaid and Medicare, out-of-network insurance, and private pay patients.

RESULTS OF OPERATIONS

Revenue and Cost of Revenue

We generated no revenue for the years ended June 30, 2021, and June 30, 2020.

Professional Fees

We incurred professional fees of $208,688 and $140,394 for our fiscal year ended June 30, 2021 and June 30, 2020, respectively. Our professional fees increased by $68,294 for our fiscal year 2021, which increase is primarily attributable to our new business plan of operating substance abuse facilities.

As funding permits, we expect to incur higher professional fees associated with on-going development of our brand, customers, and other relationship development.

General and Administrative Expenses

For the fiscal years ended June 30, 2021 and 2020, we incurred general and administrative expenses of $268,051 and $8,865, respectively, representing an increase of $259,186 in Fiscal Year 2021 compared to our Fiscal Year 2020. The $257,233 increase in general and administrative expenses is primarily attributable to incurring rent expense and related facilities costs totaling approximately $165,000; approximately $62,000 in payroll expenses; and approximately $12,000 in advertising costs, none of which were incurred during fiscal 2020.

We expect our expenses to increase over the next several periods should we be successful in our new business plan, which will primarily consist of facilities costs, management and other salaries, travel, and other corporate overhead.

Interest Expense

Interest expense was $28,459 and $44,625 for the years ended June 30, 2021 and June 30, 2020, respectively, representing a decrease of $16,166. The decrease in the current period interest expense  is primarily the result of converting previously outstanding debt obligations totaling approximately $271,000 during the two fiscal years presented, partially off-set by the incurrence of new debt obligations totaling $265,000.

We expect our interest expense to increase in fiscal 2022, initially as a result of the $500,000, 12% promissory note that we issued in August 2021. Additional future interest expense obligations are dependent on the types of future financing arrangements over the next twelve months, if any.

Change in Fair Value of Derivative Liabilities

During the fiscal year ended June 30, 2021 the Company issued equity and equity-linked instruments in excess of the number of its authorized and unissued shares. As a result, certain outstanding instruments were recognized and reclassified to liabilities as of June 30, 2021. The liability recognition and subsequent revaluation of the instruments resulted in a loss on the change in fair value of $212,963 for the year ended June 30, 2021. The Company expects to recognize the changes in the valuation of these liability instruments until the instruments are settled, or enough shares are authorized if all other accounting criteria are met. The Company expects to increase its authorized share capital in the first half of fiscal 2022, although there is no assurance the shareholders will approve such increase.

Discontinued Operations

On December 31, 2020, we completed the disposition of our prior Record Street Brewing Operations. The primary consideration in the disposal was the purchaser’s assumption of liabilities totaling approximately $251,000. As a result of the assets acquired not having any book value, we recognized a gain on disposal of approximately $251,000. We did not incur any tax impacts from the disposal. We expect the gain to be non-recurring.

Liquidity and Capital Resources

As of June 30, 2021 we had a working capital deficit of approximately $764,000. Over the next twelve months, we have estimated that in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for general and administrative expenses primarily consisting of facilities costs payroll expenses and professional fees, which include accounting, legal and other professional fees, as well as filing fees. We believe we will be able to meet these costs through the use of existing cash and cash equivalents, the cash proceeds totaling $500,000 received in August 2021from the issuance of a promissory note, and through our operations which are expected to commence during the second quarter of fiscal 2022. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. Further, we have recently entered the rehabilitation services industry and may not be able to operate our facilities at levels sufficient to meet our on-going obligations.

For the year ended June 30, 2021, our operational cash flows primarily consisted of incurring expenses in the normal course of business at levels commensurate with its funding levels and resulting inabilities to commence commercially viable operations. Net of the non-recurring gain on our discontinued RSB operations of approximately $251,000, and the loss on the change in the fair value of derivative liabilities totaling approximately $213,000, our operational cash uses primarily consisted of the incurrence of on-going general and administrative expenses for the year ended June 30, 2021. We expect these operational cash uses to increase as we begin our operations in the first half of fiscal 2022.

Our investing activities consisted of acquiring property and equipment totaling approximately $47,000 partially off-set by approximately $10,000 of cash acquired through Vital. We expect to make additional capital expenditures as its rehabilitation facilities increase operations.

During the year ended June 30, 2021, we generated $265,000 of net cash from financing activities through the issuance of convertible debt and notes payable. Additionally, we sold non-controlling interest in its previously wholly owned VBH Kentucky, Inc. subsidiary for $100,000. We expect to continue our financing efforts throughout fiscal 2022, including receiving cash proceeds of $500,000 through the issuance of note payable in August 2021.

Off-Balance Sheet Arrangements

During the fiscal years ended June 30, 2021, and 2020, we did not engage in any off-balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K.

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

Embedded Conversion Features and Other Equity-linked Instruments (Derivative Liabilities)

The Company classifies all of its embedded debt conversion features, and other derivative financial instruments as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contracts that contain reset provisions. The Company assesses classification of its equity-linked instruments at each reporting date to determine whether a change in classification between equity and liabilities (assets) is required. As of June 30, 2021, the Company did not have enough authorized and unissued shares to settle all outstanding equity-linked instruments resulting in the reclassification of certain instruments to liability. The Company reclassifies outstanding instruments based on allocating the unissued shares to contracts with the earliest inception date resulting in the contracts with the latest inception date being recognized as liabilities first.

The Company accounts for contracts convertible into common stock in excess of its authorized capital as derivative as liabilities. The derivative liabilities are remeasured at fair value with the changes in the value reported as a component of other income (expense) in the accompanying consolidated results of operations. The derivative liabilities are measured at fair value using a Black Scholes option pricing model. The model is based on assumptions including quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the fair value hierarchy as established by US GAAP. As of June 30, 2021 all derivative liability contracts are convertible into a fixed number of shares of common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - Financial Statements and Supplementary Data

UPD HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of UPD Holding Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of UPD Holding Corp. and Subsidiaries (the Company) as of June 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Tax Provision

As discussed in Note 10 to the consolidated financial statements, the Company’s income tax expense includes U.S. and state income taxes. Deferred tax assets and liabilities are recognized for the consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities. The tax rate used to determine the deferred tax assets and liabilities is based on the enacted tax rate for the year and the manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

We identified management’s calculation of income tax expense and deferred tax assets and liabilities (net of valuation allowance) as a critical audit matter because of the significant judgments and estimates management makes to determine these amounts. Performing audit procedures to evaluate the reasonableness of management’s interpretation of tax law in its estimate of the associated provisions and tax charges required a high degree of auditor judgment and increased effort. Our audit procedures consisted of 1) evaluating historical tax filings, 2) assessing the reasonableness of the valuation allowance.

Business Combination and Goodwill

As discussed in Note 4 to the consolidated financial statements, the Company’s consolidated financial statements include the acquisition of Vital Behavioral Health, LLC. The valuation of the associated goodwill related to this acquisition and was determined as the excess funds paid in relation to the net assets acquired.

We identified management’s calculation of the fair market value of identifiable assets and liabilities and the associated calculation of goodwill as a critical audit matter because of the significant judgements and estimates management makes to determine these amounts. Performing audit procedures to evaluation the reasonableness of management’s assessment of estimates required a high degree of auditor judgement and increased effort. Our audit procedures consisted of 1) evaluating the fair market value of identifiable assets, (2) assessing the appropriateness of non-cash consideration (3) independently recomputing the valuations determined by Management.

Accounting for Embedded Derivative Liabilities Related to Convertible Notes Payable

As described in Note 2 to the financial statements, the Company had convertible debentures that required accounting considerations and significant estimates.

The Company determined that variable conversion features issued in connection with certain convertible debt required derivative liability classification. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives using the Black-Scholes-Merton option pricing model.

We identified the accounting considerations and related valuations, including the related fair value determinations of the embedded derivative liabilities of such as a critical audit matter. The principal considerations for our determination were: (1) the accounting consideration in determining the nature of the various features (2) the evaluation of the potential derivatives and potential bifurcation in the instruments, and (3) considerations related to the determination of the fair value of the various debt and equity instruments and the conversion features that include valuation models and assumptions utilized by management. Auditing these elements is especially challenging and requires auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

Our audit procedures related to management’s conclusion on the evaluation and related valuation of embedded derivatives, included the following, among others: (1) evaluating the relevant terms and conditions of the various financings, (2) assessing the appropriateness of conclusions reached by the Company with respect to the accounting for the convertible debt, and the assessment and accounting for potential derivatives and (3) independently recomputing the valuations determined by Management.

We have served as the Company’s auditor since 2019.

Salt Lake City, Utah

October 13, 2021

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UPD Holding Corp.

Consolidated Balance Sheets

As of

	June 30,	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$16,414	$20,718
Assets held for sale	—	755
Total current assets	$16,414	$21,473

Property and equipment, net	40,043	—
Right of use asset, net	42,447	—
Other assets	2,365	—
Goodwill	416,981	—
Total assets	$518,250	$21,473

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$155,394	$14,805
Accrued interest	83,799	75,934
Convertible notes payable, net of discount	162,548	180,129
Derivative liability	237,963	—
Related party notes payable	114,560	84,560
Lease liability	26,206	—
Liabilities related to assets sold	—	250,167
Total current liabilities	780,470	605,595
Lease liability, net of current portion	16,241	—
Total liabilities	796,711	605,595

Commitments and Contingencies
Stockholders' deficit
Preferred stock, $0.01 par value; 10,000,000 authorized and none issued and outstanding	—	—
Common stock, $0.005 par value; 200,000,000 shares authorized and 194,750,907 and 172,450,907 issued and outstanding at June 30, 2021 and June 30, 2020, respectively	973,755	862,255
Additional paid-in-capital	2,558,162	1,872,632
Accumulated deficit	(3,804,474)	(3,319,009)
Total UPD Holding Corp. stockholders' deficit	(272,557)	(584,122)
Non-controlling interest	(5,904)	—
Total stockholders' deficit	(278,461)	(584,122)
Total liabilities and stockholders' deficit	$518,250	$21,473

The accompanying notes are an integral part of these Consolidated Financial Statements

UPD Holding Corp.

Consolidated Statements of Operations

	For the Years Ended
	June 30,	June 30,
	2021	2020
Revenues:
Net revenue	$—	$—

Operating costs and expenses:
Professional fees	208,688	140,394
General and administrative	268,051	8,865
Total operating costs and expenses	476,739	149,259

Operating loss	(476,739)	(149,259)

Interest expense, net	(28,459)	(44,625)
Loss on change in fair value of derivative liability	(212,963)	—
Other income (expense), net	(23,402)	324,821
Income (loss) from continuing operations, before income taxes	(741,563)	130,937
Benefit from income taxes	—	—
Income (loss) from continuing operations	(741,563)	130,937

Discontinued operations:
Gain on sale of discontinued operations, net of tax	251,164	—
Income from discontinued operations, net of tax	251,164	—
Net income (loss)	$(490,399)	$130,937
Less: net loss attributable to non-controlling interest	(4,934)	—
Net income (loss) attributable to UPD Holding Corp.	$(485,465)	$130,937

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.00)	$0.00
Discontinued operations	0.00	-
Basic and diluted earnings (loss) per share from:	$(0.00)	$0.00

Weighted average shares outstanding
Basic and diluted	181,006,414	171,513,505

The accompanying notes are integral part of these Consolidated Financial Statements

UPD Holding Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

							Total
					Additional		UPD Holding Corp.		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
BALANCE, June 30, 2019	—	$—	171,008,684	$855,044	$1,709,731	$(3,449,946)	$(885,171)	$—	$(885,171)
Issuance of common stock for conversion of debt and interest	—	—	1,442,223	7,211	136,981	—	144,192	—	144,192
Related party debt and interest forgiveness	—	—	—	—	25,920	—	25,920	—	25,920
Net income	—	—	—	—	—	130,937	130,937	—	130,937
BALANCE, June 30, 2020	—	—	172,450,907	$862,255	$1,872,632	$(3,319,009)	$(584,122)	$—	$(584,122)
Issuance of common stock for conversion of debt and interest	—	—	4,460,000	22,300	124,570	—	146,870	—	146,870
Issuance of common stock for acquisition of Vital Behavioral Health, Inc.	—	—	16,840,000	84,200	437,840	—	522,040	—	522,040
Cash received for minority interest in VBH Kentucky Inc.	—	—	—	—	100,970	—	100,970	(970)	100,000
Reclassification of convertible instrument	—	—	—	—	(25,000)	—	(25,000)	—	(25,000)
Beneficial conversion feature for convertible debt	—	—	—	—	25,000	—	25,000	—	25,000
Stock based compensation	—	—	1,000,000	5,000	22,150	—	27,150	—	27,150
Net loss	—	—	—	—	—	(485,465)	(485,465)	(4,934)	(490,399)
BALANCE, June 30, 2021	—	$—	194,750,907	$973,755	$2,558,162	$(3,804,474)	$(272,557)	$(5,904)	$(278,461)

The accompanying notes are an integral part of these Consolidated Financial Statements

UPD Holding Corp.

Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(490,399)	$130,937
(Income) loss from discontinued operations	—	—
Gain on sale of discontinued operations	(251,164)	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,702	—
Stock-based compensation	27,150	—
Loss (gain) on settlement of debt	23,402	(324,821)
Loss on change in fair value of derivative liability	212,963
Amortization of debt discount	7,548	—
Changes in operating assets and liabilities:
Other assets	(2,365)	—
Assets held for sale	755	(755)
Accrued interest	20,911	46,548
Accounts payable	112,469	(6,974)
Net cash used in operating activities - continuing operations	(332,028)	(155,065)
Net cash used in operating activities - discontinued operations	(815)	—
Net cash used in operating activities	(332,843)	(155,065)
Cash flows from investing activities:
Purchase of property and equipment	(46,745)	—
Cash acquired in business combination	10,284	—
Net cash used in investing activities	(36,461)	—

Cash flows from financing activities:
Proceeds from related party notes payable	30,000	10,000
Proceeds from issuance of non-controlling interest in VBH Kentucky Inc.	100,000	—
Proceeds from issuance of convertible notes payable	115,000	165,129
Proceeds from issuance notes payable	120,000	—
Principal payments on notes payable	—	(6,561)
Net cash provided by financing activities	365,000	168,568

Net increase (decrease) in cash and cash equivalents	(4,304)	13,503
Cash and cash equivalents at beginning of period	20,718	7,215
Cash and cash equivalents at end of period	$16,414	$20,718

Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$4,000

Non-Cash Supplemental Disclosures
Common stock issued for asset acquisition	$522,040	$—
Common stock issued for debt settlement	$140,870	$130,000
Notes payable forgiven for asset disposition	$92,225	$350,000
Notes payable forgiven in business acquisition	$120,000	$—
Related party debt forgiven	$—	$21,000

The accompanying notes are an integral part of these Consolidated Financial Statements

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days of less at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. As of June 30, 2021 and June 30, 2020 the Company did not have any cash equivalents or cash deposits in excess of the federally insured limits.

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

The fair value of the Company’s derivative liabilities are estimated using a Black-Scholes option pricing model with Level 3 unobservable inputs. Prior to the fiscal year ended June 30, 2021 the Company did not have any instruments valued within Level 3 of the fair value hierarchy.

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

Business Combinations

Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in general and administrative expenses. Measurement period adjustments are made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. All changes that do not qualify as measurement period adjustments are also included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of goodwill, require acceleration of the amortization expense of finite-lived intangible assets, or the recognition of additional consideration which would be expensed.

Lease Accounting

The Company leases office space and outpatient clinical space under a lease arrangement. These properties are generally leased under noncancelable agreements that contain lease terms in excess of twelve months on the date of entry as well as renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for base minimum rental payment, as well non-lease components including insurance, taxes, maintenance, and other common area costs.

At the lease commencement date, the Company recognizes a right-of-use asset and a lease liability for all leases, except short-term leases with an original term of twelve months or less. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any prepayments to the lessor and initial direct costs such as brokerage commissions, less any lease incentives received. All right-of-use assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets. The lease liability is initially measured at the present value of the lease payments, discounted using the rate implicit in the contract if available or an estimate of our incremental borrowing rate for a collateralized loan with the same term as the underlying lease. The discount rates used for the initial measurement of lease liabilities as of the date of entry were based on the original lease terms.

Lease payments included in the measurement of lease liabilities consist of (i) fixed lease payments for the noncancelable lease term, (ii) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (iii) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain real estate lease agreements require payments for non-lease costs such as utilities and common area maintenance. The Company has elected an accounting policy to not separate implicit components of the contract that may be considered non-lease related.

Lease expense for operating leases consists of the fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. The lease payments are allocated between a reduction of the lease liability and interest expense. Depreciation of the right-of-use asset for operating leases reflects the use of the asset on straight-line basis over the expected term of the lease.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of tenant improvements are the lesser of the estimated useful life of the asset or the term of the lease (2 years for current lease); furniture and fixtures are 5 to 7 years; operating lease right of use assets over the expected term of the operating lease; and office and computer equipment are 3 to 5 years.

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

Advertising Expense

The Company recognizing advertising expense in the period in which it is incurred. For the fiscal year ended June 30, 2021 the Company incurred advertising expense of $11,500 included in general and administrative expense in the accompanying consolidated statements of operations. The Company did not incur advertising expenses during the fiscal year ended June 30, 2020.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized, netted against debt principal for balance sheet purposes, and amortized to interest expense over the terms of the related debt agreements using the effective interest method.

Derivative Liabilities

The Company classifies all of its embedded debt conversion features, and other derivative financial instruments as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contracts that contain reset provisions. The Company assesses classification of its equity-linked instruments at each reporting date to determine whether a change in classification between equity and liabilities (assets) is required. As of June 30, 2021, the Company did not have enough authorized and unissued shares to settle all outstanding equity-linked instruments resulting in the reclassification of certain instruments to liability. The Company reclassifies outstanding instruments based on allocating the unissued shares to contracts with the earliest inception date resulting in the contracts with the latest inception date being recognized as liabilities first.

The Company accounts for contracts convertible into common stock in excess of its authorized capital as derivative as liabilities. The derivative liabilities are re-measured at fair value with the changes in the value reported as a component of other income (expense) in the accompanying results of operations. The derivative liabilities are measured at fair value using a Black Scholes option pricing Model. The model is based on assumptions including quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the fair value hierarchy as established by US GAAP. As of June 30, 2021 all derivative liability contracts are convertible into a fixed number of shares of common stock.

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

NOTE 3- DISCONTINUED OPERATIONS

On December 31, 2020, the Company discontinued its RSB operations pursuant to the Assumption Agreement of the same date whereby 100% of the issued and outstanding common stock of RSB was assigned to RSB’s co-founder and a significant shareholder of the Company. As part of the disposition, the purchaser agreed to assume outstanding liabilities of RSB totaling $251,164 and acquired the rights to all royalties associated with the intellectual property licensing previously held by the Company. The Company reclassified $250,167 of RSB liabilities outstanding as of June 30, 2020 to liabilities related to assets sold in the accompanying consolidated balance sheets.

During the years ended June 30, 2021 and 2020, RSB did not engage in material operations or generate material revenues. The Company did not allocate any interest expense to discontinued operations apart from interest accrued on the obligations that were assumed.

NOTE 4 – ACQUISITIONS

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2021	June 30, 2020

Computer equipment and software	$5,304	$-
Furniture and fixtures	18,465	-
Leasehold improvements	22,976	-
Property and equipment	46,745	-
Accumulated depreciation	(6,702)
Property and equipment, net	$40,043	$-

Depreciation for the year ended June 30, 2021 was $6,702.

NOTE 6 – NOTES AND CONVERTIBLE NOTES PAYABLE

The Company’s notes payable consists of the following:

Note Description	June 30, 2021	June 30, 2020
Notes Payable:
Notes payable matured in March 2018 with a nominal interest rate of 12%*	$-	$20,000
Related Party Notes Payable due October 2020 a nominal interest rate of 6%	114,560	84,560
Total Notes payable	$114,560	$104,560
Accrued interest	13,199	8,900
Total notes payable, net	$127,759	$113,460

*As of December 31,2020, $20,000 of notes payable outstanding at June 30, 2020 were reclassified to liabilities related to assets sold in the accompanying consolidated balance sheet.

Throughout the fiscal year ended June 30, 2021 the Company did not have the financial resources to make current payments on these notes payable. All of the outstanding notes payable are due to officers of the Company who have informally agreed to defer payment until such time as the Company’s liquidity improves, however, they are under no formal obligation to continue to do so and may demand payment. The Company has not incurred significant penalties associated with the current defaults.

The Company’s convertible notes payable consist of the following:

Convertible Note Description	June 30, 2021	June 30, 2020

Notes payable convertible into common stock at $0.025 per share;
nominal interest rate of 12%; and matured in April 2018 (related
party)	$65,000	$65,000
Notes payable convertible into common stock at $0.10 per share; nominal interest rate of 12%; and matured in July 2020 (related party)	-	65,129
Notes payable convertible into common stock at $0.05 per share; nominal interest rate of 12%; and matures in March 2022	100,000	-
Notes payable convertible into common stock at $0.10 per share; nominal interest rate of 12%; and matures in February 2022	15,000	-
Notes payable convertible into common stock at $0.10 per share; nominal interest
rate of 12%; and matures in the fourth quarter of fiscal 2021 (related party)	-	50,000
Total Convertible notes payable	$180,000	$180,129
Unamortized discount	(17,452)	-
Convertible notes payable, net	162,548	180,129
Accrued interest	70,600	67,034
Total convertible notes payable, net	$233,148	$247,163

The principal and interest of the Company’s outstanding convertible notes, with the exception of the related party notes totaling $65,000 that matured in April 2018, automatically convert to shares of common stock at $0.05 or $0.10 per share upon maturity if not paid in full prior to maturity. The Company did not make any monthly interest payments on its outstanding convertible notes payable.

During the year ended June 30, 2021, a note holder became a related party through the acquisition (in a private transaction not involving the Company) of shares of outstanding common stock in excess of 5%. In October 2020, the Company issued the related party a note payable for total cash proceeds of $100,000. In February 2021, the Company acquired the entity, Vital Behavioral Health, Inc., the previous holder of the note.

In December 2020, the Company settled related party convertible notes payable and accrued interest totaling approximately $69,000 via the issuance of 3,900,000 shares of common stock. As part of the settlement, the Company recognized a loss of approximately $23,000 associated with the estimated fair value of the stock issued being in excess of the carrying value of the debt.

As of June 30, 2020, the Company did not have enough authorized and unissued shares of common stock to settle all its convertible debt obligations. As a result, the Company recognized obligations to issue a total of 3,466,907 shares of common stock upon convertible debt conversion to derivative liabilities in the accompanying consolidated balance sheets. The Company measures the changes in the fair value of its derivative obligations using a Black-Scholes option pricing model with a volatility assumption of 133%; an expected term equal to the remaining term of the contract on the reclassification date (between eight to twelve months for fiscal 2021); a risk-free rate of approximately 1.4%; and conversion prices of $0.10 (156,000 shares), $0.05 (2,080,000 shares), and $0.025 (1,230,907 shares). For the year ended June 30, 2021 the Company recognized a loss on the change in the fair value of derivative liabilities of $212,963 in other income (loss) in the accompanying consolidated statements of operations. The Company had derivative liability obligations of $237,963 as of June 30, 2021. The Company did not have any outstanding derivative liabilities as of June 30, 2020.

During the years ended June 30, 2021 the Company recognized interest expense on all outstanding notes and convertible notes payable totaling approximately $28,000 and $45,000, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the fiscal year ended June 30, 2021, the Company’s Chief Executive Officer (“CEO”) provided the Company $30,000 in exchange for short-term 6% notes payable to meet the Company’s on-going operating expense obligations. As of June 30, 2021 and 2020, the Company had outstanding notes payable due to the CEO inclusive of accrued interest totaling $41,225 and $10,200, respectively. Additionally, our CEO provided cash proceeds totaling $15,000 in September 2016 under a convertible note arrangement. The note matured in 2018 and remains outstanding. As of June 30, 2021 and 2020, the principal and interest due under the convertible note approximated $31,000 and $31,000, respectively. The note, along with accrued interest, is convertible into restricted common stock at rate of $0.0125 per share at the option of the Company’s CEO. By the terms of the convertible note, no additional interest was accrued during the fiscal years ended June 30, 2021 and 2020.

As noted in Footnote 4, the Company acquired a 100% interest in Vital Behavioral Health, Inc. (“Vital”). As of the date of acquisition in February 2021, the Company was indebted to Vital totaling approximately $100,000 under a 6% promissory note payable arrangement. Upon consummation of the merger, the promissory note and related accrued interest were effectively eliminated. The Company did not make any cash payments under the promissory note arrangement through June 30, 2021. As of June 30, 2021 the balance of the inter-company note payable was eliminated in the consolidation.

The Company sold an individual a 4.67% non-controlling interest in VBH Kentucky, Inc. in April 2021 for cash proceeds totaling $100,000. The non-controlling interest holder also entered into a $100,000 12% convertible note payable with the Company in March 2021. The convertible note matures in March 2022 and is convertible into restricted common stock at $0.05 per share.

Effective December 31, 2020, Dr. George D. Shoenberger was appointed as a Board member of the Company. As of the date of the appointment and through June 30, 2021, Dr. Shoenberger held a convertible note payable issued in 2016 with an initial principal balance of $50,000. As of June 30, 2021 and 2020, the outstanding principal and accrued interest balance due under the convertible note agreement totaled $100,000 and $100,000, respectively. The note, along with accrued interest, is convertible at the option of Dr. Shoenberger into restricted common stock of the Company at a conversion rate of $0.025 per share. The Company did not make any settlement arrangement to cure the default of the convertible note payable during the fiscal years ended June 30, 2021 and 2020.

In May 2020, the Company entered into a 12% convertible note arrangement with a shareholder in which the Company received total cash proceeds of $50,000. The noteholder was a previous 59% owner of Vital prior the Company’s acquisition. As of June 30, 2021, the Company converted the previously outstanding convertible note payable and accrued interest into 560,000 shares of restricted common stock. Upon consummation of the Vital acquisition, the noteholder was issued 10,000,000 shares of restricted common stock in exchange for the equity interest in Vital. In addition, the significant shareholder provided working capital advances totaling approximately $58,000 during the year ended June 30, 2021 of which approximately $51,000 was due and payable as of June 30, 2021.

Throughout several of the most recent fiscal years, the Company received working capital advances from a significant shareholder. In December 2020, the Company settled the then outstanding obligations due to the shareholder totaling approximately $69,000 via the issuance of 3,900,000 shares restricted common stock. As a result of the settlement, the Company recognized a fiscal 2021 loss of approximately $23,000 measured as the difference between the re-acquisition price of the debt (as measured by the estimated fair value of the restricted common stock issued) and the carrying cost of the debt on the date of settlement. The significant shareholder is the lessor of the Company’s operating lease as of June 30, 2021. As of June 30, 2021 the Company owed the significant shareholder/lessor approximately $23,000 related to tenant improvement payments made on behalf of the Company.

During the previous periods the Company’s Chief Operating Officer (“COO”) and Director made working capital advances to the Company that were converted to a promissory note payable. The notes accrue interest at a rate of 6% per annum. The Company owed the COO approximately $87,000 and $82,000, respectively.

During the fiscal year ended June 30, 2021 certain previously outstanding shareholder advances totaling approximately $72,000 were assumed by a third party as part of the RSB disposition as further discussed in Note 3.

NOTE 8 – STOCKHOLDERS EQUITY

In June 2021, the Company issued a related party 560,000 fully vested shares of restricted common stock for the settlement of convertible notes payable and accrued interest totaling approximately $56,000.

In April 2021, the Company issued an investor a 4.67% non-controlling interest in its previously wholly-owned subsidiary VBH Kentucky, Inc. for cash proceeds totaling $100,000.

In February 2021, the Company issued 16,840,000 fully vested shares of restricted common stock for total consideration of approximately $522,000 for the acquisition of Vital Behavioral Health, Inc.

In February 2021, the Company issued a consultant 500,000 fully vested shares of restricted common stock for total consideration of approximately $16,000.

In December 2020, the Company issued a related party 3,900,000 fully vested shares of restricted common stock for the settlement of convertible notes payable and accrued interest totaling approximately $68,000. As part of the settlement, the Company recognized an additional loss of approximately $23,000 as a result of the difference between the fair value of the re-acquisition consideration and the carrying cost of the debt on the date of settlement.

In December 2020, the Company issued a consultant 500,000 fully vested shares of common stock for total consideration of approximately $11,000.

NOTE 9 – OPERATING LEASES

As of June 30, 2021 the Company, through its Vital subsidiaries, has the following a non-cancelable lease arrangement:

•	Office facility intended to be used in its substance abuse treatment operations located in Frankfort, Kentucky (the “Frankfort Lease”). The term of the Frankfort Lease is twenty-four months with no explicit extension options. The base monthly payment of the term of the Frankfort Lease is $2,365. The Company estimated the lease liability associated with the facility using a discount rate of 7.7%. The discount rate is based on an estimate of the Company’s incremental borrowing rate for a term similar to the lease term on the commencement date. The Frankfort Lease commenced on February 1, 2021.

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2022	$28,380
2023	16,555
2024	-
2025	-
2026	-
Total undiscounted cash payments	44,935
Less interest	(2,488)
Present value of payments	$42,447

The weighted average remaining term of the Company’s non-cancelable operating leases as of June 30, 2021 was approximately 19 months.

On January 14, 2021, our wholly owned subsidiary, United Product Development Corporation (the “Subsidiary”), a Nevada corporation, entered into a commercial lease (the “Lexington Lease”) with Athens Commons, LLC, a Kentucky limited liability company, for the lease of a 88,740 square foot building at 5532 Athens Boonsboro Road, Lexington, Kentucky. The Lexington Lease is for a 5-year term with options to renew for 2 additional 5-year terms. The effective beginning date of the Lexington Lease term was January 14, 2021. The Lexington Lease provides for minimum monthly rent of $50,000 for the first lease year and a 3% rental increase for each succeeding lease year. The Company was only obligated to pay $20,000 per month for up to the first six month until the property was re-zoned and licensed for the Company’s planned rehabilitation operations. The Company also has an option to cancel the lease during the first six months if it is unable to obtain re-zoning approval and applicable regulatory licensing. On May 20, 2021, the Company terminated the Lexington Lease to zoning and licensing challenges associated with the facility.

The total lease expense incurred during the year ended June 30, 2021, inclusive of the cancelled Lexington Lease, was $91,825. The Company did not have any leases during the year ended June 30, 2020.

NOTE 10 – INCOME TAXES

Income (loss) before provision (benefit) for income taxes consists of the following:

	June 30, 2021	June 30, 2020
United States	$(741,563)	$130,937
Total income (loss) before provision (benefit) for income taxes	$(741,563)	$130,937

The provision (benefit) for income taxes consists of the following:

	June 30, 2021	June 30, 2020
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(16,863)	84,133
State	-	-
Change in valuation allowance	16,863	(84,133)
Total deferred	-	-
Total provision (benefit) for income taxes	$-	$-

The provision (benefit) for income tax differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

	June 30, 2021	June 30, 2020
Statutory federal income tax rate	21.0%	21.0%
State tax provision	-	-
Change in valuation allowance	(13.0)	23.9
Permanent differences – Insolvency Exclusion	(8.0)	(44.9)
Total provision for income taxes	-%	-%

As of June 30, 2021 and 2020, the net deferred tax asset consisted of the following:

	June 30, 2021	June 30, 2020
Deferred tax assets:
Fixed assets	$1,407	$-
Accrued expenses	3,150	-
Lease liability	8,914	-
Start-up expenditures	232,123	125,633
Net operating loss carryforwards	-	127,910
Total gross deferred tax assets	245,594	253,543
Less valuation allowance	(236,680)	(253,543)
Total deferred tax assets	8,914	-

Deferred tax liabilities:
Right-of-use asset	(8,914)	-
Total deferred tax liabilities	(8,914)	-

Net deferred tax asset/(liability)	$-	$-

Valuation allowances are established when necessary to reduce deferred tax assets, including temporary differences and net operating loss carryforwards, to the amount expected to be realized in the future. The Company had cumulative losses from continuing operations in the U.S. for the three-year period ended June 30, 2021. The Company considered this negative evidence along with all other available positive and negative evidence and concluded that, as of June 30, 2021, it is more likely than not that the Company’s U.S. deferred tax assets will not be realized. As of June 30, 2021, a full valuation allowance of $231,937 has been recognized since it is more likely than not the deferred tax assets will not be utilized prior to expiration based on the information currently available to management. A reconciliation of the beginning and ending amount of the valuation allowance is as follows:

	June 30, 2021	June 30, 2020
Valuation allowance at beginning of year	$253,543	$269,000
Change in valuation allowance	(16,863)	(15,457)
Valuation allowance at end of year	$236,680	$253,543

On December 31, 2020, the Company discontinued its RSB operations, whereby 100% of the issued and outstanding common stock of RSB was assigned to RSB’s co-founder. As of December 31, 2020, all of the Company’s net operating losses were generated by RSB and had not been utilized, and the net operating losses were retained by RSB after the Company discontinued its RSB operations. The $251,164 gain on sale from discontinued operations is net of $0 tax expense. As of June 30, 2021, the Company did not have any federal or state net operating loss carryforwards.

The Company estimates the impact of a tax position recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of June 30, 2021, the Company had no liability for unrecognized tax benefits.

The Company files U.S. and California tax returns, with various statutes of limitation. As of June 30, 2021, the tax returns for fiscal year 2014 through fiscal year 2021 remain subject to examination. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. As of June 30, 2021, there are no income tax returns currently under audit.

NOTE 11 – SUBSEQUENT EVENTS

In August 2021, the Company the Company’s majority-owned subsidiary received a license to operate a non-hospital based alcohol and other drug treatment facility from the Kentucky Cabinet for Health and Family Services Office of the Inspector General.

In August 2021, the Company entered into a promissory note with a lender in which the Company received cash proceeds totaling $500,000. The promissory note matures in August 2022 and carries an interest rate of 12% per annum. The Company is required to make monthly interest payments with outstanding principal and interest due on the maturity date. The Company issued the lender 1,000,000 warrants convertible into restricted shares of common stock at an exercise price of $0.005 per share for a period of five years.

In August 2021, Vital Behavioral Health, Inc. leased a facility in Fayetteville, Georgia with an initial base rent of $13,617 per month for an initial term of 18 months with a 5-year extension option. The facility is intended be used for in-patient services upon the receipt of regulatory approval.

In August 2021, Vital Behavioral Health, Inc. leased apartment facilities in Frankfort, Kentucky with base rent totaling $8,595 per month for an initial term of 12 months. The facility is intended be used for in-patient services upon the receipt of regulatory approval.

In July 2021, the Company entered into a total of $40,000 12% convertible promissory notes (2 notes total) with two investors. The convertible notes automatically convert at maturity in July 2022 at a conversion price of $0.05.

Item 9 - Changes in Disagreements with Accountants and Financial Disclosure

None

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021 our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

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

Management conducted an evaluation of the effectiveness, as of June 30, 2021, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that, as of June 30, 2021, our internal controls over financial reporting were not effective due to the size and nature of the existing business operation for the following reasons: lack of segregation of duties; lack of multiple levels of review; insufficient written policies and procedures for accounting and financial reporting; and lack of an independent director or audit committee. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Item 9B - Other Information

None

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

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

Name	Age	Position	Director Since
Mark W. Conte	60	, CEO/CFO, Director	March 16, 2015
Patrick Ogle	43	Chief Operating Officer, Director, General Counsel	February 16, 2021
Dr. George Shoenberger	47	Director	January 1, 2021
Kevin J. Pikero	64	Chief Financial Officer, Director	March 16, 2015*
Andrew D. Smith	61	Director	March 16, 2015**

*Kevin J. Pikero resigned as CFO/Director on February 16, 2021. As disclosed on Form 8-K, Kevin J. Pikero’s resignation was not due to any disagreement with us or our management regarding or operations, policies or practices. **Andrew D. Smith resigned on December 31, 2020. As disclosed on Form 8-K Andrew D. Smith’s resignation was not due to any disagreement with us or our management regarding or operations, policies or practices.

Current Officers/Directors

Mark W. Conte

Mark W. Conte has been our Chief Executive Officer/Director since March 16, 2015 and our Chief Financial Officer since February 16, 2021. He is a business professional and entrepreneur in Reno, Nevada with over 35 years of experience in marketing and operations in the health, nutraceutical, technology, agricultural sciences, and banking industries. Mr. Conte is a co- founder of iMetabolic Corp and its President. Mr. Conte was a co-founder/ co-Managing Member of International Metabolic Institute LLC, which developed the “iMetabolic” brand and an initial line of dietary and nutraceutical products. Prior thereto, Mr. Conte was: a Partner in 1Globe Wireless, Inc.; the B2B Sales Manager for AT&T Wireless; Managing Director and Manager of Operations for Perten Instruments; Vice President of Marketing for AIQ Systems, Inc.; and as a Corporate Banking Specialist and Foreign Exchange Representative for Valley Bank of Nevada. Mr. Conte received a B.S. in Finance from the University of Nevada at Reno in 1984.

Patrick Ogle - Chief Operating Officer/Director/General Counsel

Patrick Ogle has been our Chief Operating Officer/Director/General Counsel since February 16, 2021. He is licensed as an attorney to practice law in Nevada, Arkansas, and the District of Columbia. Since January 2018, he has served as the Manager of Nevada Corporate Counsel LLC in Reno, Nevada, a professional services firm with a focus on corporate law. From September 2018 through August 2019, Mr. Ogle served as Chief Operating Officer and as a Director of Isodiol International, Inc., a hemp-derived consumer products company in Vancouver, British Columbia. From August 2017 through August 2018, he was Isodiol International Inc.’s General Counsel. From March 2018 through March 2019, Mr. Ogle served as General Counsel of Chemesis International Inc., a medical and recreational cannabis-derived consumer products company in Vancouver, British Columbia. From March 2010 to July 2017, Mr. Ogle engaged in the practice of law as a solo practitioner and as outsourced general counsel for various companies in Reno, Nevada and Washington, D.C. Prior thereto, Mr. Ogle practiced law in the Investment Management practice group at the law firm of Seward & Kissel LLP, as a legal consultant at the Inter-American Development Bank, and as a judicial law clerk at the U.S. District Court for the Western District of Arkansas. Mr. Ogle holds a B.S.B.A. in Accounting from Bucknell University, a J.D. from University of Arkansas School of Law, and an LL.M. in Securities and Financial Regulation from Georgetown University Law Center.

As of June 30, 2021, we were indebted to Mr. Ogle in the amount of approximately $75,000.

Dr. George Shoenberger – Director

Dr. Shoenberger has been our Director since December 31, 2020. He is a Nevada Licensed Psychologist and since 2015 has served as the Manager of Health Psychology Associates LLC in Reno, Nevada. He obtained both bachelor’s and master’s degrees in psychology at California State University, Chico, and later attended the clinical psychology doctoral program at the University of Nevada, Reno, where he completed a Ph.D. with an emphasis on cognitive-behavioral treatments for anxiety disorders and addictions. Dr. Shoenberger completed his pre-doctoral internship at the Portland VA Medical Center and received specialized training in psychological assessment, behavioral medicine and health psychology, eating disorders treatment, and chronic disease management. He then completed post-doctoral training with an emphasis on behavioral pediatrics and adolescent psychology. In addition to his client practice, Dr. Shoenberger has consulted with several healthcare agencies that specialize in behavioral health and lifestyle change. Dr. Shoenberger has actively practiced as a licensed psychologist since 2009.

Former Officers/Directors – Fiscal Year Ending June 30, 2021

Kevin J. Pikero – Former Chief Financial Officer/Director

Mr. Pikero was our Chief Financial Officer/Director from March 16, 2015 to his resignation on February 16, 2021. Mr. Pikero’s resignation was not due to any disagreement with the Company, its board of directors, or its management.

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

Andrew D. Smith -Former Director

Andrew D. Smith was our Director from March 16, 2015 until his resignation on December 31, 2020. Mr. Smith is a Certified Public Accountant in Chicago, Illinois with over 35 years of experience in the financial and accounting business. He is a co-founder and the current President of Houlihan Capital, an investment banking firm with specializations in mergers and acquisitions and valuations. Previously to his time at Houlihan Capital, Mr. Smith was: a Senior Vice President for EVEREN Securities, Inc. (formerly Kemper Securities, Inc., 1993 to 1996), where he was the founder and co-head of the firm’s Mergers & Acquisitions Group; a Managing Director at Geneva Capital Markets; and an auditor for Ernst & Whinney, where he specialized in serving financial institutions. Mr. Smith is a graduate, with honors, of Ohio Wesleyan University with a BA in Economics, is registered with FINRA as a General Securities Representative (Series 7), General Securities Principal (Series 24), and a Financial and Operations Principal (Series 27), is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society, and is credentialed through the American Institute of Certified Public Accountants as “Accredited in Business Valuation.”

Employment Contracts

There are no employment agreements between us and our officers and directors.

Code of Ethics

We have not yet adopted a Code of Business Conduct and Ethics.

Audit Committee, Compensation Committee and Nominating Committee

As of the date of this filing, we do not have a formal Audit Committee, Compensation Committee or Nominating Committee.  Our Board of Directors make all decisions that an audit committee would ordinarily make.  We have determined that we do, not have a member of its Board of Directors that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Further, because we intend to transact business with some of our officers, directors, and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities.  We believe that such transactions will be affected on terms at least as favorable to us as those available from unrelated third parties.

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

 Involvement in Certain Legal Proceedings.

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors, and beneficial owners of more than ten percent of the Common Stock are required by SEC regulations to furnish the Company with copies of all reports that they file with the SEC pursuant to Section 16(a) of the Exchange Act. Our Officers and Directors have not complied with Section 16.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation awarded to, earned by, or paid to each named executive officer during each of the fiscal years ended June 30, 2021, and 2020.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark W. Conte (1)	2021	--	--	--	--	--	--	--	--
Chief (Principal) Executive Officer/Chief Financial Officer/ Director	2020	--	--	--	--	--	--	--	--
Patrick Ogle	2021	--	--	--	--	--	--	--	--
Chief Operating Officer	2020	--	--	--	--	--	--	--	--
Kevin J. Pikero (1) *	2021	--	--	--	--	--	--	--	--
Former Chief (Principal) Financial Officer and Director	2020	--	--	--	--	--	--	--	--

*Kevin J. Pikero resigned as CFO/Director on February 16, 2021.

Effective as of July 1, 2021, we completed 12 month consulting agreements with CEO Mark Conte and COO Patrick Ogle, providing for compensation of $5,000 per month to each officer for public company administration and behavioral health treatment facility operations

Director Compensation

No directors were compensated in Fiscal Years 2020 or 2021. We do not currently have a formal plan for compensating our directors.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 13 , 2021, certain information regarding beneficial ownership of our capital stock according to the information supplied to us, that were beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of each class of the Company’s outstanding voting stock, (ii) each director, (iii) each named executive officer identified in the Summary Compensation Table, and (iv) all named executive officers and directors as a group.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. There are not any pending or anticipated arrangements that may cause a change in control.

Name and Address of Beneficial Owner (1)	Amount Nature of Direct Beneficial Ownership (Common Stock Shares)	Percentage of Common Stock (1)
Officers and Directors
Mark W. Conte Chief (Principal) Executive Officer/Director	12,189,369	6.3
Patrick E. Ogle Chief Operating Officer & Director	14,034,893	7.2
G. Deacon Shoenberger Director	10,346,931	5.3
All Officers/Directors as a Group	36,571,193	18.8
Over 5% Holders
Jesse Corletto	12,000,000	6.2
Terie Ogle	10,000,000	5.1
Gary Plitchta 10655 Versailles Blvd Wellington, Florida 33449	20,000,000	10.3
Samuel Kesaris 2186 SW Destin Drive Port Saint Lucie, Florida 34952	10,560,000	5.4
Philip Kesaris 7 Bradenton Court Gaithersburg, Maryland 20878	10,000,000	5.1

(1) Applicable percentage of ownership is based on 194,982,479 shares of common stock outstanding as of October 13, 2021, together with securities exercisable or convertible into 9,716,000 shares of common stock within sixty (60) days of June 30, 2021, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of June 30, 2021, are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Currently none of the officers or directors of the Company hold options or warrants of the Company. The business address of each person named as an officer or director is 75 Pringle Way, 8th Floor, Suite 804 Reno, Nevada 89502/

(2)	Share percentages reflect single digit rounding.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Apart from the transactions described below, we do not have any transactions during fiscal years 2021 and 2020 with any director, director nominee, executive officer, security holder known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $120,000.

During the fiscal year ended June 30, 2021, our Chief Executive Officer (“CEO”) provided us with $30,000 in exchange for short-term 6% notes payable to meet our on-going operating expense obligations. As of June 30, 2021, and 2020, we had outstanding notes payable due to the CEO inclusive of accrued interest totaling $41,225 and $10,200, respectively. Additionally, our CEO provided cash proceeds totaling $15,000 in September 2016 under a convertible note arrangement. The note matured in 2018 and remains outstanding. As of June 30, 2021, and 2020, the principal and interest due under the convertible note approximated $31,000 and $31,000, respectively. The note, along with accrued interest, is convertible into restricted common stock at rate of $0.0125 per share at the option of our CEO. Pursuant to the terms of the convertible note, no additional interest was accrued during the fiscal years ended June 30, 2021 and 2020.

We acquired a 100% interest in Vital Behavioral Health, Inc. As of the date of acquisition in February 2021, we were indebted to Vital for approximately $100,000 under a 6% promissory note. Upon consummation of the merger with Vital, the promissory note and related accrued interest were effectively eliminated. We did not make any cash payments under the promissory note arrangement through June 30, 2021.

We sold an individual a 4.67% non-controlling interest in VBH Kentucky, Inc., our majority owned subsidiary, in April 2021for cash proceeds totaling $100,000. The non-controlling interest holder also entered into $100,000 12% convertible note payable with us in March 2021. The convertible note matures in March 2022 and is convertible into restricted common stock at $0.05 per share.

Effective December 31, 2020, Dr. George D. Shoenberger was appointed as our Board member. As of the date of his appointment and through June 30, 2021, Dr. Shoenberger held a convertible note payable with us issued in 2016 with an initial principal balance of $50,000. As of June 30, 2021, and 2020, the outstanding principal and accrued interest balance due under the convertible note agreement totaled $100,000 and $100,000, respectively. The note, along with accrued interest, is convertible at Dr. Shoenberger’s option into our restricted common stock at a conversion rate of $0.025 per share. We did not cure the default of the convertible note payable during the fiscal years ended June 30, 2021, and 2020.

In May 2020, we entered into a 12% convertible note arrangement with a shareholder in which we received total cash proceeds of $50,000. The noteholder was a previous 59% owner of Vital prior our acquisition of Vital. As of June 30, 2021, we converted the previously outstanding convertible note payable and accrued interest into 560,000 shares of our restricted common stock. Upon consummation of the Vital acquisition, the noteholder was issued 10,000,000 shares of restricted common stock in exchange for the equity interest in Vital. In addition, the significant shareholder provided working capital advances totaling approximately $58,000 during the year ended June 30, 2021 of which approximately $51,000 was due and payable as of June 30, 2021.

Throughout several of the most recent fiscal years, we received working capital advances from a significant shareholder. In December 2020, we settled the then outstanding obligations due to the shareholder totaling approximately $69,000 via the issuance of 3,900,000 shares restricted common stock. As a result of the settlement, we recognized a fiscal 2021 loss of approximately $23,000 measured as the difference between the re-acquisition price of the debt (as measured by the estimated fair value of the restricted common stock issued) and the carrying cost of the debt on the date of settlement. The significant shareholder is the lessor of our operating lease as of June 30, 2021. As of June 30, 2021, we owed the significant shareholder/lessor approximately $23,000 related to tenant improvement payments made on our behalf.

During the previous periods our Chief Operating Officer/Director made working capital advances to us that were converted to a promissory note payable. The notes accrue interest at a rate of 6% per annum. We owed the COO approximately $87,000 and $82,000 as of June 30, 2021, and 2020, respectively.

During the fiscal year ended June 30, 2021, certain previously outstanding shareholder advances totaling approximately $72,000 were assumed by a third party as part of the RSB disposition.

In June 2021, we issued a related party 560,000 fully vested shares of restricted common stock for the settlement of convertible notes payable and accrued interest totaling approximately $56,000.

Director Independence

Although we are not listed on a national securities exchange, in determining whether the members of our Board are independent, the Company has elected to use the definition of “independence” set forth by the NASDAQ Stock Market (“NASDAQ”) and the standards for independence established by NASDAQ. After review of relevant transactions or relationships between each director, or any of his family members, and the Company, its senior management and the Board, have determined that none of our officers or directors are independent directors within the meaning of the applicable listing standards of NASDAQ. Mark W. Conte and Patrick Ogle are not independent directors under the NASDAQ standard based in part on their positions as executive officers and employees of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to us by our registered independent auditor in relation to the audits and quarterly reviews of the Company for the fiscal years ended June 30, 2021 and 2020:

Fee Category	Year Ended June 30, 2021	Year Ended June 30, 2020
Audit Fees (1)	$60,000	$17,500
Audit-Related Fees (2)
Tax Fees (3)
All Other Fees (4)

(1)	Audit Fees. Audit fees include fees for professional services performed for the audit of our annual consolidated financial statements, review of quarterly consolidated financial statements included in our SEC filings, and assistance and issuance of consents associated with other SEC filings.

(2)	Audit-Related Fees. Audit-related fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance consulting on financial accounting/reporting standards.

(3)	Tax Fees. Tax fees primarily include professional services performed with respect to preparation of our federal and state tax returns for our consolidated subsidiaries.

(4)	All Other Fees. All other fees include products and services provided, other than the services reported comprising Audit Fees, Audit Related Fees and Tax Fees.

The Board of Directors has reviewed the services provided by WSRP for the fiscal year ended June 30, 2021 and the amounts billed for such services, and after consideration, has determined that the receipt of these fees is compatible with the provision of independent audit services. The Board has discussed these services and fees with its registered independent audit firms and Company management to determine that they are appropriate under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as under guidelines of the American Institute of Certified Public Accountants.

Pre-Approval Policies and Procedures

The entire Board of Directors acts as our Audit Committee. The Audit Committee does not have a financial expert serving on its committee at this time due to our size and nature.

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Share Exchange Agreement, dated December 31, 2014, by and among Esio Water & Beverage Development Corp. and iMetabolic Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 20, 2015).
10.1*	Frankfurt, Kentucky Lease dated November 18, 2020
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document.**
Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.**
Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
Exhibit 104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPD HOLDING CORP.

Date: October 13, 2021	By:	/s/ Mark W. Conte
Mark W. Conte
Chief Executive Officer
(Principal Executive Officer)

Date: October 13, 2021	By:	/s/ Mark W. Conte
Mark W. Conte
Chief Financial Officer
(Principal Financial Officer/Chief Accounting Officer)

Date: October 13, 2021	By:	/s/ Patrick E. Ogle
Patrick E. Ogle
Chief Operations Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark W. Conte	Chief Executive Officer, Director	October 13, 2021
Mark W. Conte	(Principal Executive Officer)

/s/ Mark W. Conte	Chief Financial Officer/ Chief Accounting Officer Director	October 13, 2021
Mark W. Conte	(Principal Financial Officer)

/s/ Patrick E. Ogle	Chief Operating Officer//Director	October 13, 2021
Patrick Ogle

/s/ G. Deacon Sheonberger	Director	October 13, 2021
Deacon Shoenberger

