Form 10-Q
period 2021-09-30
UPD HOLDING CORP.
filed 2021-11-22
CIK 836937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2021

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

As of November 22, 2021, the registrant had 194,750,907 shares of its $0.005 par value common stock issued and outstanding.

Documents incorporated by reference:  None.

UPD HOLDING CORP.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  Investors are cautioned that these forward-looking statements that are not historical facts are only predictions.  No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report.  These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information.  Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected.  The inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially.  There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

UPD Holding Corp.

Consolidated Balance Sheets

	September 30,	June 30,
	2021	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$162,930	$16,414
Total current assets	162,930	16,414

Property and equipment, net	87,833	40,043
Right of use asset, net	241,210	42,447
Other assets	25,960	2,365
Goodwill	416,981	416,981
Total assets	$934,914	$518,250

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$115,871	$155,394
Accrued interest	89,817	83,799
Convertible notes payable, net of discount	190,415	162,548
Derivative liability	276,906	237,963
Notes payable, net	439,500	—
Related party notes payable	117,560	114,560
Lease liability	177,763	26,206
Total current liabilities	1,407,832	780,470
Lease liability, net of current portion	63,713	16,241
Total liabilities	1,471,545	796,711

Commitments and Contingencies
Stockholders' deficit
Preferred stock, $0.01 par value; 10,000,000 authorized and none issued and outstanding	—	—
Common stock, $0.005 par value; 200,000,000 shares authorized and 194,750,907 issued and outstanding at September 30, 2021 and June 30, 2021, respectively	973,755	973,755
Additional paid-in-capital	2,648,362	2,558,162
Stock payable	16,210	—
Accumulated deficit	(4,164,288)	(3,804,474)
Total UPD Holding Corp. stockholders' deficit	(525,961)	(272,557)
Non-controlling interest	(10,670)	(5,904)
Total stockholders' deficit	(536,631)	(278,461)
Total liabilities and stockholders' deficit	$934,914	$518,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPD Holding Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2021	2020
Revenues:
Net revenue	$—	$—

Operating costs and expenses:
Professional fees	57,817	45,616
General and administrative	240,161	2,480
Total operating costs and expenses	297,978	48,096

Operating loss	(297,978)	(48,096)

Interest expense, net	(27,659)	(5,859)
Loss on change in fair value of derivative liability	(38,943)	—
Loss from continuing operations, before income taxes	(364,580)	(53,955)
Provision for income taxes	—	—
Net loss	$(364,580)	$(53,955)
Less: net loss attributable to non-controlling interest	(4,766)	—
Net loss attributable to UPD Holding Corp.	$(359,814)	$(53,955)

Basic and diluted loss per share from:	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	194,750,907	172,450,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPD Holding Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended September 30, 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Stock	Accumulated	Total UPD Holding Corp. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit	Interest	Deficit
Balance, June 30, 2021	—	$—	194,750,907	$973,755	$2,558,162	$—	$(3,804,474)	$(272,557)	$(5,904)	$(278,461)
Beneficial conversion feature for convertible debt	—	—	—	—	24,200	—	—	24,200	—	24,200
Fair value of warrants issued with debt	—	—	—	—	66,000	—	—	66,000	—	66,000
Debt settlement of liabilities	—	—	—	—	—	16,210	—	16,210	—	16,210
Net loss	—	—	—	—	—	—	(359,814)	(359,814)	(4,766)	(364,580)
Balance, September 30, 2021	—	$—	194,750,907	$973,755	$2,648,362	$16,210	$(4,164,288)	$(525,961)	$(10,670)	$(536,631)

For the Three Months Ended September 30, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Stock	Accumulated	Total UPD Holding Corp. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit	Interest	Deficit
Balance, June 30, 2020	—	$—	172.450,907	$862,255	$1,872,632	$—	$(3,319,009)	$(584,122)	$—	$(584,122)
Net loss	—	—	—	—	—	—	(53,955)	(53,955)	—	(53,955)
Balance, September 30, 2020	—	$—	172,450,907	$862,255	$1,872,632	$—	$(3,372,964)	$(638,077)	$—	$(638,077)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPD Holding Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(364,580)	$(53,955)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,017	—
Loss on change in fair value of derivative liability	38,943	—
Non-cash warrant amortization	5,500	—
Amortization of debt discount	11,067	—
Changes in operating assets and liabilities:
Other assets	(23,595)	—
Accrued interest	11,018	5,859
Accounts payable	(23,047)	30,831
Net cash used in operating activities	(335,677)	(17,265)

Cash flows from investing activities:
Purchase of property and equipment	(56,807)	—
Net cash used in investing activities	(56,807)	—

Cash flows from financing activities:
Proceeds from related party notes payable	3,000	—
Proceeds from issuance of convertible notes payable	41,000	—
Proceeds from issuance notes payable	500,000	—
Interest payments on notes payable	(5,000)	—
Net cash provided by financing activities	539,000	—

Net increase (decrease) in cash and cash equivalents	146,516	(17,265)
Cash and cash equivalents at beginning of period	16,414	20,718
Cash and cash equivalents at end of period	$162,930	$3,453

Cash paid for income taxes	$—	$—
Cash paid for interest	$5,000	$—

Non-Cash Supplemental Disclosures
Debt settlement with stock payable	$16,210	$—
Debt discount on convertible notes	$24,200	$—
Warrant discount issued on debt	$66,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days of less at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. As of September 30, 2021 and June 30, 2021 the Company did not have any cash equivalents or cash deposits in excess of the federally insured limits.

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

The Company's financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts payable and convertible and other notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

Lease Accounting

The Company leases office space and outpatient clinical space under a lease arrangement. These properties are generally leased under non-cancelable agreements that contain lease terms in excess of twelve months on the date of entry as well as renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for base minimum rental payment, as well non-lease components including insurance, taxes, maintenance, and other common area costs.

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

Lease payments included in the measurement of lease liabilities consist of (i) fixed lease payments for the non-cancelable lease term, (ii) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (iii) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain real estate lease agreements require payments for non-lease costs such as utilities and common area maintenance. The Company has elected an accounting policy to not separate implicit components of the contract that may be considered non-lease related.

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

Advertising Expense

The Company recognizing advertising expense in the period in which it is incurred. For the three months ended September 30, 2021 the Company incurred advertising expense of $1,160 included in general and administrative expense in the accompanying consolidated statements of operations. The Company did not incur advertising expenses during the three months ended September 30, 2020.

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

The Company accounts for contracts convertible into common stock in excess of its authorized capital as derivative as liabilities. The derivative liabilities are re-measured at fair value with the changes in the value reported as a component of other income (expense) in the accompanying results of operations. The derivative liabilities are measured at fair value using a Black Scholes option pricing Model. The model is based on assumptions including quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock and are classified within Level 3 of the fair value hierarchy as established by US GAAP. As of September 30, 2021, all derivative liability contracts are convertible into a fixed number of shares of common stock.

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

During the three months ended September 30, 2021, and the year ended June 30, 2021 , RSB did not engage in material operations or generate material revenues. The Company did not allocate any interest expense to discontinued operations apart from interest accrued on the obligations that were assumed.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	June 30,
	2021	2021

Furniture and fixtures	$7,426	$5,304
Computer equipment and software	18,465	18,465
Leasehold improvements	77,660	22,976
Property and equipment	103,552	46,745
Accumulated depreciation	(15,719)	(6,702)
Property and equipment, net	$87,833	$40,043

Depreciation during the three months ended September 30, 2021, and the year ended June 30, 2021, was $9,017 and 6,702, respectively.

NOTE 6 – NOTES AND CONVERTIBLE NOTES PAYABLE

The Company’s notes payable consists of the following:

Note Description	September 30, 2021	June 30, 2021
Notes Payable:
Related Party Notes Payable due October 2020 a nominal interest rate of 6%	$117,560	$114,560
Notes Payable due August 2022 a nominal interest rate of 12%	500,000	-
Total Notes payable	$617,560	$114,560
Unamortized discount	(60,500)	-
Notes payable, net	557,060	114,560
Accrued interest	14,496	13,199
Total notes payable, net	$572,006	$127,759

Throughout the fiscal year ended June 30, 2021, the Company did not have the financial resources to make current payments on these notes payable. All of the outstanding notes payable are due to officers of the Company who have informally agreed to defer payment until such time as the Company’s liquidity improves, however, they are under no formal obligation to continue to do so and may demand payment. The Company has not incurred significant penalties associated with the current defaults.

In August 2021, the Company entered into a promissory note with a lender in which the Company received cash proceeds totaling $500,000. The promissory note matures in August 2022 and carries an interest rate of 12% per annum. The Company is required to make monthly interest payments with outstanding principal and interest due on the maturity date. The Company issued the lender 1,000,000 warrants convertible into restricted shares of common stock at an exercise price of $0.005 per share for a period of five years. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $66,000 as a discount.

The Company’s convertible notes payable consist of the following:

	September 30,	June 30,
Convertible Note Description	2021	2021
Notes payable convertible into common stock at $0.025 per share; nominal interest rate of 12%; and matured in April 2018 (related party)	$65,000	$65,000
Notes payable convertible into common stock at $0.05 per share; nominal interest rate of 12%; and matures in March 2022	100,000	100,000
Notes payable convertible into common stock at $0.10 per share; nominal interest rate of 12%; and matures in February 2022	15,000	15,000
Notes payable convertible into common stock at $0.05 per share; nominal interest rate of 12%; and matures in July 2022	41,000	-
Total Convertible notes payable	$221,000	$180,000
Unamortized discount	(30,585)	(17,452)
Convertible notes payable, net	190,415	162,548
Accrued interest	74,870	70,600
Total convertible notes payable, net	$265,285	$233,148

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

In July 2021, the Company entered into a total of $41,000 12% convertible promissory notes (3 notes total) with three investors. The convertible notes automatically convert at maturity in July 2022 at a conversion price of $0.05.

As of September 30, 2020, the Company did not have enough authorized and unissued shares of common stock to settle all its convertible debt obligations. As a result, the Company recognized obligations to issue a total of 4,367,807 shares of common stock upon convertible debt conversion to derivative liabilities in the accompanying consolidated balance sheets. The Company measures the changes in the fair value of its derivative obligations using a Black-Scholes option pricing model with a volatility assumption of 125.98%; an expected term equal to the remaining term of the contract on the reclassification date (between eight to twelve months for fiscal 2021); a risk-free rate of approximately 1%; and conversion prices of $0.10 (160,500 shares), $0.05 (2,976,400 shares), and $0.025 (1,230,907 shares). For the three months ended September 30, 2021, the Company recognized a loss on the change in the fair value of derivative liabilities of $38,943 in other income (loss) in the accompanying consolidated statements of operations. The Company had derivative liability obligations of $237,963 as of June 30, 2021.

During the three months ended September 30, 2021, and the year ended June 30, 2021, the Company received $544,000 and $265,000, respectively, from funding on new notes and convertible notes and paid $5,000 and $0 of interest on the outstanding notes and convertible notes payable.

During the three months ended September 30, 2021, and the year ended June 30, 2021, the Company made no payments on the outstanding notes and convertible notes payable, and recorded $11,092 and $20,911, respectively of interest expense and $16,567 and $7,548, respectively of debt discount amortization expense. As of September 30, 2021, and June 30, 2021, the Company had approximately $89,817 and $83,799, respectively of accrued interest. As of September 30, 2021, and June 30, 2021, the principal balance of outstanding notes and convertible notes payable was $838,560 and $294,560, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the fiscal year ended June 30, 2021, the Company’s Chief Executive Officer (“CEO”) provided the Company $30,000 in exchange for short-term 6% notes payable to meet the Company’s on-going operating expense obligations. As of September 30, 2021, and June 30, 2021, the Company had outstanding notes payable due to the CEO inclusive of accrued interest totaling $44,855 and $41,225, respectively. Additionally, our CEO provided cash proceeds, totaling $15,000 in September 2016 under a convertible note arrangement. The note matured in 2018 and remains outstanding. As of September 30, 2021, and June 30, 2021, the principal and interest due under the convertible note approximated $31,000 and $31,000, respectively. The note, along with accrued interest, is convertible into restricted common stock at rate of $0.0125 per share at the option of the Company’s CEO. By the terms of the convertible note, no additional interest was accrued during the three months ended September 30, 2021, and the fiscal year ended June 30, 2021.

As noted in Note 4, the Company acquired a 100% interest in Vital Behavioral Health, Inc. (“Vital”). As of the date of acquisition in February 2021, the Company was indebted to Vital totaling approximately $100,000 under a 6% promissory note payable arrangement. Upon consummation of the merger, the promissory note and related accrued interest were effectively eliminated. The Company did not make any cash payments under the promissory note arrangement through September 30, 2021. As of September 30, 2021, the balance of the inter-company note payable was eliminated in the consolidation.

The Company sold an individual a 4.67% non-controlling interest in VBH Kentucky, Inc. in April 2021 for cash proceeds totaling $100,000. The non-controlling interest holder also entered into a $100,000 12% convertible note payable with the Company in March 2021. The convertible note matures in March 2022 and is convertible into restricted common stock at $0.05 per share.

Effective December 31, 2020, Dr. George D. Shoenberger was appointed as a Board member of the Company. As of the date of the appointment and through September 30, 2021, Dr. Shoenberger held a convertible note payable issued in 2016 with an initial principal balance of $50,000. As of September 30, 2021, and June 30, 2021, the outstanding principal and accrued interest balance due under the convertible note agreement totaled $100,000 and $100,000, respectively. The note, along with accrued interest, is convertible at the option of Dr. Shoenberger into restricted common stock of the Company at a conversion rate of $0.025 per share. The Company did not make any settlement arrangement to cure the default of the convertible note payable during the three months ended September 30, 2021, and the fiscal year ended June 30, 2021.

In May 2020, the Company entered into a 12% convertible note arrangement with a shareholder in which the Company received total cash proceeds of $50,000. The noteholder was a previous 59% owner of Vital prior the Company’s acquisition. As of June 30, 2021, the Company converted the previously outstanding convertible note payable and accrued interest into 560,000 shares of restricted common stock. Upon consummation of the Vital acquisition, the noteholder was issued 10,000,000 shares of restricted common stock in exchange for the equity interest in Vital. In addition, the significant shareholder provided working capital advances totaling approximately $58,000 during the fiscal year ended June 30, 2021, of which approximately $51,000 was due and payable as of June 30, 2021. There were no outstanding payables due to the aforementioned significant shareholder as of September 30, 2021.

Throughout several of the most recent fiscal years, the Company received working capital advances from a significant shareholder. In December 2020, the Company settled the then outstanding obligations due to the shareholder totaling approximately $69,000 via the issuance of 3,900,000 shares restricted common stock. As a result of the settlement, the Company recognized a fiscal 2021 loss of approximately $23,000 measured as the difference between the re-acquisition price of the debt (as measured by the estimated fair value of the restricted common stock issued) and the carrying cost of the debt on the date of settlement. The significant shareholder is the lessor of the Company’s operating lease as of June 30, 2021. As of June 30, 2021, the Company owed the significant shareholder/lessor approximately $23,000 related to tenant improvement payments made on behalf of the Company. There were no outstanding payables due to the aforementioned significant shareholder as of September 30, 2021.

During the previous periods the Company’s Chief Operating Officer (“COO”) and Director made working capital advances to the Company that were converted to a promissory note payable. The notes accrue interest at a rate of 6% per annum. The Company owed the COO approximately $88,000 and $87,000, respectively.

During the fiscal year ended June 30, 2021, certain previously outstanding shareholder advances totaling approximately $72,000 were assumed by a third party as part of the RSB disposition as discussed in Note 3.

NOTE 8 – STOCKHOLDERS EQUITY

In June 2021, the Company issued a related party 560,000 fully vested shares of restricted common stock for the settlement of convertible notes payable and accrued interest totaling approximately $56,000.

In April 2021, the Company issued an investor a 4.67% non-controlling interest in its previously wholly owned subsidiary VBH Kentucky, Inc. for cash proceeds totaling $100,000.

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

Stock Payable

On September 2, 2021, the Company entered into certain Mutual Release and Settlement Agreement with Athens Common, LLC to extinguish $31,310 of payables held by Athens Common, LLC. All parties agreed to a total exchange of 231,572 shares of common Stock of the Company, par value $0.001 per share, as payment for the settlement along with $15,000 in cash. The shares were valued using the stock price $0.07 on the date of the agreement resulting in $16,210 recorded in equity as stock payable.

Warrants

In August 2021, the Company issued the lender 1,000,000 warrants convertible into restricted shares of common stock at an exercise price of $0.005 per share for a period of five years. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $66,000 as a discount.

The following table summarizes the Company's warrant transactions during the three months ended September 30, 2021, and year ended June 30, 2021:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at year ended June 30, 2020	-	$-
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at year ended June 30, 2021	-	$-
Granted	1,000,000	0.005
Exercised	-	-
Expired	-	-
Outstanding at three months ended September 30, 2021	1,000,000	$0.005

Warrants granted in the three months ended September 30, 2021, were valued using the Black Scholes Model with the risk-free interest rate of 0.78%, expected life 5 years, expected dividend rate of 0% and expected volatility of 420.52%.

NOTE 9 – OPERATING LEASES

As of September 30, 2021, the Company, through its Vital subsidiaries, has the following a non-cancelable lease arrangement:

•	Office facility intended to be used in its substance abuse treatment operations located in Frankfort, Kentucky (the “Frankfort Lease”). The term of the Frankfort Lease is twenty-four months with no explicit extension options. The base monthly payment of the term of the Frankfort Lease is $2,365. The Company estimated the lease liability associated with the facility using a discount rate of 7.7%. The discount rate is based on an estimate of the Company’s incremental borrowing rate for a term similar to the lease term on the commencement date. The Frankfort Lease commenced on February 1, 2021.

•	Vital Behavioral Health, Inc. leased a facility in Fayetteville, Georgia with an initial base rent of $13,617 per month for an initial term of 18 months with a 5-year extension option. The facility is intended be used for in-patient services upon the receipt of regulatory approval. The Company estimated the lease liability associated with the facility using a discount rate of 7.7%. The discount rate is based on an estimate of the Company’s incremental borrowing rate for a term similar to the lease term on the commencement date. The Frankfort Lease commenced on August 1, 2021.

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2022	$141,138
2023	112,171
2024	-
2025	-
2026	-
Total undiscounted cash payments	253,309
Less interest	(11,833)
Present value of payments	$241,476

The weighted average remaining term of the Company’s non-cancelable operating leases as of September 30, 2021, was approximately 16 months.

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

On September 2, 2021, the Company entered into certain Mutual Release and Settlement Agreement with Athens Common, LLC to extinguish $31,310 of payables held by Athens Common, LLC. All parties agreed to a total exchange of 231,572 shares of common Stock of the Corporation, par value $0.001 per share, as payment for the settlement along with $15,000 in cash. The shares were valued using the stock price $0.07 on the date of the agreement resulting in $16,210 recorded in equity as stock payable.

NOTE 10 – SUBSEQUENT EVENTS

On October 8, 2021, International Metabolic Institute, LLC, a Nevada Limited Liability Company (as the Licensor), completed a Mutual Termination of License Agreement with our wholly owned subsidiary, iMetabolic, Inc. (as the Licensee). The termination agreement terminated the Licensor’s licensing to our subsidiary, iMetabolic, Inc., the Licensee, to commercialize consumer products pursuant to the trademarked brand, “iMetabolic” in exchange for the Licensee’s payment of certain compensation to the Licensor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, and with our audited financial statements included in our Form 10-K for the fiscal year ended June 30, 2021, filed with the Securities and Exchange Commission on October 13, 2021.

This discussion and analysis provide information that management believes is relevant to an assessment and understanding of our results of operations and financial condition for the periods presented. The following selected financial information is derived from our historical consolidated financial statements and should be read in conjunction with such consolidated financial statements and notes thereto set forth elsewhere herein and the “Forward- Looking Statements” explanation included herein.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2021, and 2020.

Below is a summary of the results of operations for the three months ended September 30, 2021, and 2020.

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue:
Net revenue	$-	$-	$-	0.00%

Operating expenses
Professional fees	57,817	45,616	12,201	26.75%
General and administrative	240,161	2,480	237,681	9583.91%
Total operating costs and expenses	297,978	48,096	249,882	9610.66%
Operating loss	297,978	48,096	249,882	9610.66%

Interest expense, net	(27,659)	(5,859)	(21,800)	372.08%

Loss on change in fair value of derivative liability	(38,943)	-	(38,943)	-0.00%

Net loss	$(364,580)	$(53,955)	$(310,625)	-9238.58%

Revenue and Cost of Revenue

We generated no revenue for the three months ended September 30, 2021, and September 30, 2020.

Professional Fees

We incurred professional fees of $57,817 and $45,616 for the three months ended September 30, 2021, and September 30, 2020, respectively. Our professional fees increased by $12,201 for the three months ended September 30, 2021, compared to the same period in 2020. The increase is primarily attributable to accounting and legal fees.

As funding permits, we expect to incur higher professional fees associated with on-going development of our brand, customers, and other relationship development.

General and Administrative Expenses

For the three months ended September 30, 2021, and September 30, 2020, we incurred general and administrative expenses of $240,161 and $2,480, respectively, representing an increase of $237,681 for the three months ended September 30, 2021, compared to the same period in 2020. The $237,681 increase in general and administrative expenses is primarily attributable to incurring rent expense and related facilities costs totaling approximately $69,584; approximately $51,786 in payroll expenses; approximately $11,388 in insurance expense and approximately $86,590 in consulting fees, none of which were incurred during the three months ended September 30, 2020.

We expect our expenses to increase over the next several periods should we be successful in our new business plan, which will primarily consist of facilities costs, management and other salaries, travel, and other corporate overhead.

Interest Expense

Interest expense was $27,659 and $5,859 for the three months ended September 30, 2021, and September 30, 2020, respectively, representing an increase of $21,800. The increase is primarily the result of the incurrence of new debt obligations totaling $544,000.

Change in Fair Value of Derivative Liabilities

As of September 30, 2021, the Company did not have enough authorized and unissued shares of common stock to settle all its convertible debt obligations. As a result, the Company recognized obligations to issue a total of 4,367,807 shares of common stock upon convertible debt conversion to derivative liabilities in the accompanying consolidated balance sheets. For the three months ended September 30, 2021, the Company recognized a loss on the change in the fair value of derivative liabilities of $38,943. The Company had derivative liability obligations of $276,906 as of September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2021, we had a working capital deficit of approximately $1,244,902. Over the next twelve months, we have estimated that in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for general and administrative expenses primarily consisting of facilities costs payroll expenses and professional fees, which include accounting, legal and other professional fees, as well as filing fees.

We believe we will be able to meet these costs by raising additional funds through various financing sources, including the sale of our common or preferred stock and the procurement of commercial debt financing, and through our operations which are expected to commence during the second quarter of fiscal 2022. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. Further, we have recently entered the rehabilitation services industry and may not be able to operate our facilities at levels sufficient to meet our on-going obligations.

For the three months ended September 30, 2021, our operational cash flows primarily consisted of incurring expenses in the normal course of business at levels commensurate with its funding levels and resulting inabilities to commence commercially viable operations. Net cash used in operating activities was $335,677 during the three months ended September 30, 2021 and consisted of a net loss of $364,580 and net change in operating assets and liabilities of $35,624, which was offset by non-cash items of $64,527. The primary non-cash items for the three months ended September 30, 2021, consisted of amortization of debt discount of $11,067 and non-cash warrant amortization of $5,500 and change in derivative liabilities of $38,943. The significant change in operating assets and liabilities was an increase in accounts payable and accrued liabilities. We expect these operational cash uses to increase as we begin our operations in the first half of fiscal 2022.

Our investing activities consisted of acquiring property and equipment totaling approximately $56,807. We expect to make additional capital expenditures as its rehabilitation facilities increase operations.

During the three months ended September 30, 2021, we generated $544,000 of net cash from financing activities through the issuance of convertible debt and notes payable which was offset by a $5,000 payment of accrued interest. We expect to continue our financing efforts throughout fiscal 2022.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2021, and the year ended June 30, 2020, we did not engage in any off-balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K.

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

Business Combinations

Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in general and administrative expenses; previously held equity interests are valued at fair value upon the acquisition of a controlling interest; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. Measurement period adjustments are made in the period in which the amounts are determined, and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. All changes that do not qualify as measurement period adjustments are also included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of goodwill or the recognition of additional consideration which would be expensed. The fair value of contingent consideration is re-measured each period based on relevant information and changes to the fair value are included in the operating results for the period.

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

Embedded Conversion Features and Other Equity-linked Instruments (Derivative Liabilities)

The Company classifies all of its embedded debt conversion features, and other derivative financial instruments as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contracts that contain reset provisions. The Company assesses classification of its equity-linked instruments at each reporting date to determine whether a change in classification between equity and liabilities (assets) is required. As of September 30, 2021, the Company did not have enough authorized and unissued shares to settle all outstanding equity-linked instruments resulting in the reclassification of certain instruments to liability. The Company reclassifies outstanding instruments based on allocating the unissued shares to contracts with the earliest inception date resulting in the contracts with the latest inception date being recognized as liabilities first.

The Company accounts for contracts convertible into common stock in excess of its authorized capital as derivative as liabilities. The derivative liabilities are re-measured at fair value with the changes in the value reported as a component of other income (expense) in the accompanying consolidated results of operations. The derivative liabilities are measured at fair value using a Black Scholes option pricing model. The model is based on assumptions including quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock and are classified within Level 3 of the fair value hierarchy as established by US GAAP. As of September 30, 2021, all derivative liability contracts are convertible into a fixed number of shares of common stock.

DESCRIPTION OF OUR CURRENT BUSINESS – REHABILITATION SERVICES

VBH Garden Grove

VBH Garden Grove intends to identify substance use disorder treatment facilities located in California to provide patient solutions that are able to economically accept select insurance payors to facilitate a broader patient base for Vital. VBH Garden Grove has identified various potential license holders and facilities located in Southern California and is in the due diligence phase for transaction consideration; however, there are no binding transactions for any licenses or facilities in California as of October 13, 2021.

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

Our Future Services and Solutions

We intend to provide quality, comprehensive, and compassionate care to adults struggling with alcohol and/or drug abuse and dependence as well as co-occurring mental health issues. We will maintain a research-based, disciplined treatment plan for all patients with schedules designed to engage the patient in an enriched recovery experience. Our purpose and passion are to empower the individual, their families, and the broader community through the promotion of optimal wellness of the mind, body, and spirit.

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

Admissions Center Operations

We intend to maintain a 24-hours per day, seven days per week, remote admissions center. Our centralized admissions center initially will be provided by a third-party provider that will focus on outreach and enrolling patients. As part of its role, the admissions center team will conduct benefits verification, handle initial communication with insurance companies, complete patient intake screenings, consult with our clinicians where necessary regarding a potential patient’s specific medical or psychological condition, begin the pre-certification process for treatment authorization, help each patient choose a proper treatment facility for his or her clinical and financial needs, and assist patients with arrangements and logistics.

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

RESULTS OF OPERATIONS

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company" (as defined by Item 10 of Regulation S-K), the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2021, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, the Company is not currently involved in any legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, the risks associated with our Company are set forth in the "Risk Factors" section of our Form 10-K for our fiscal year ended June 30, 2021. In addition, the following industry-specific risks may be associated with our entry into the substance use disorder treatment business.

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

Further, our information systems are vulnerable to damage or interruption from fire, flood, natural disaster, power loss, telecommunications failure, break-ins, and similar events. A failure to implement our disaster recovery plans or ultimately restore our information systems after the occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations. Because of the confidential health information that we store and transmit, loss, theft or destruction of electronically stored information for any reason could expose us to a risk of regulatory action, litigation, liability to patients and other losses.

Our acquisition strategy exposes us to a variety of operational, integration, and financial risks, which may have a material adverse effect on our business, financial condition, and results of operations.

An element of our business strategy is to grow by acquiring other companies and assets in the mental health and substance abuse treatment industry. We evaluate potential acquisition opportunities consistent with the normal course of our business. Our ability to complete acquisitions is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with the counterparties, our ability to finance the purchase price and our ability to obtain any licenses or other approvals required to operate the assets to be acquired. We may not be successful in identifying and consummating suitable acquisitions, which may impede our growth and negatively affect our results of operations and may also require a significant amount of management resources. In addition, rapid growth through acquisitions exposes us to a variety of operational and financial risks. We summarize the most significant of these risks below.

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

Completing Acquisitions

Suitable acquisitions may not be accomplished due to unfavorable terms. Further, the cost of an acquisition could result in a dilutive effect on our results of operations, depending on various factors, including the amount paid for an acquired facility, the acquired facility’s results of operations, the fair value of assets acquired, and liabilities assumed, effects of subsequent legislation, and limits on reimbursement rate increases. In addition, we may have to pay cash, incur additional debt, or issue equity securities to pay for any such acquisition, which could adversely affect our financial results, result in dilution to our existing stockholders, result in increased fixed obligations, or impede our ability to manage our operations.

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

Healthcare service providers are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels relating to, among other things:

•	licensure, certification, and accreditation of substance use treatment services;
•	licensure, Clinical Laboratory Improvement Amendments of 1988 (CLIA) certification and accreditation of laboratory services;
•	handling, administration, and distribution of controlled substances;
•	necessity and adequacy of care and quality of services;
•	licensure, certification, and qualifications of professional and support personnel;
•	referrals of patients and permissible relationships with physicians and other referral sources;
•	claim submission and collections, including penalties for the submission of, or causing the submission of, false, fraudulent, or misleading claims and the failure to repay overpayments in a timely manner;
•	extensive conditions of participation for Medicare and Medicaid programs
•	consumer protection issues and billing and collection of patient-owed accounts issues;
•	communications with patients and consumers, including laws intended to prevent misleading marketing practices;
•	privacy and security of health-related information, patient personal information and medical records;
•	physical plant planning, construction of new facilities and expansion of existing facilities;
•	activities regarding competitors;
•	U.S. Federal Drug Administration (FDA) laws and regulations related to drugs and medical devices;
•	operational, personnel and quality requirements intended to ensure that clinical testing services are accurate, reliable, and timely;
•	health and safety of employees;
•	handling, transportation and disposal of medical specimens and infectious and hazardous waste;
•	corporate practice of medicine, fee-splitting, self-referral, and kickback prohibitions, including recent state and federal laws intended to eliminate bribes and kickbacks; and
•	the SUPPORT for Patients and Communities Act, which became law on October 24, 2018.

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

Given the addiction and mental health issues of patients and the nature of the services provided, the substance abuse treatment industry is heavily regulated by governmental agencies and involves significant risk of liability. We and others in our industry are exposed to the risk of governmental investigations, regulatory actions, and whistleblower lawsuits or other claims against us and our physicians and other professionals arising out of our day-to-day business operations, including, without limitation, patient treatment at our facilities and relationships with healthcare providers that may refer patients to us. Addressing any investigation, lawsuit, or other claim may distract management and divert resources, even if we ultimately prevail. Regardless of the outcome of any such investigation, lawsuit, or claim, the publicity and potential risks associated with the investigation, lawsuit, or claim could harm our reputation or the reputation of our management and negatively impact the perception of the Company by patients, investors, or others and could have a materially adverse impact on our financial condition and results of operations. Fines, restrictions, penalties, and damages imposed as a result of an investigation or a successful lawsuit or claim that is not covered by, or is in excess of, our insurance coverage may increase our costs and reduce our profitability. Our insurance premiums may increase year over year, and insurance coverage may not be available at a reasonable cost in the future, especially given the significant increase in insurance premiums generally experienced in the healthcare industry.

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

We could face risks associated with, or arising out of, environmental, health, and safety laws and regulations.

We are subject to various federal, state, and local laws and regulations that:

•	regulate certain activities and operations that may have environmental or health and safety effects, such as the generation, handling, and disposal of medical and pharmaceutical wastes;
•	impose liability for costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site and other releases of hazardous materials or regulated substances; and
•	regulate workplace safety.

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

Liability for contamination under certain environmental laws can be imposed on current or past owners or operators of a site without regard to fault. Therefore, we may be subject to these liabilities regardless of whether we lease or own the facility, or such environmental conditions were created by us, a prior owner or tenant, a third-party, or a neighboring facility whose operations may have affected such facility or land. We cannot assure you that environmental conditions relating to our prior, existing, or future sites or those of predecessor companies whose liabilities we may have assumed or acquired will not have a material adverse effect on our business.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition.

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we plan to acquire a significant portion of the funds, we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors not to choose to invest in our stock. If we are unable to raise the funds, we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our equity securities and we may be forced to go out of business.

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

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933  (the “Securities Act”) and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed herewith.

Exhibit Number	Description

31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

UPD HOLDING CORP.

Dated: November 22, 2021	By:	/s/ Mark W. Conte
Mark W. Conte
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 22, 2021	By:	/s/ Mark W. Conte
Mark W. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 22, 2021	By:	/s/ Patrick E. Ogle
Patrick E. Ogle
Chief Operating Officer

