Form 10-Q
period 2021-12-31
UPD HOLDING CORP.
filed 2022-02-16
CIK 836937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report).     ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 14, 2022, the issuer had 194,750,907 shares of Common Stock outstanding, par value $.005 per share.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

UPD Holding Corp.

Consolidated Balance Sheets

	December 31,	June 30,
	2021	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$147,458	$16,414
Total current assets	147,458	16,414

Property and equipment, net	77,102	40,043
Right of use asset, net	197,837	42,447
Other assets	26,275	2,365
Goodwill	416,981	416,981
Total assets	$865,653	$518,250

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$174,418	$155,394
Accrued interest	101,170	83,799
Convertible notes payable, net of discount	202,715	162,548
Derivative liability	38,509	237,963
Notes payable, net	468,833	-
Related party notes payable	117,560	114,560
Lease liability	182,421	26,206
Total current liabilities	1,285,626	780,470
Lease liability, net of current portion	16,082	16,241
Total liabilities	1,301,708	796,711

Commitments and Contingencies
Stockholders' deficit
Preferred stock, $0.01 par value; 10,000,000 authorized and none issued and outstanding	-	-
Common stock, $0.005 par value; 200,000,000 shares authorized and 194,750,907 issued and outstanding at December 31, 2021 and June 30, 2021, respectively	973,755	973,755
Additional paid-in-capital	2,898,362	2,558,162
Stock payable	16,210	-
Accumulated deficit	(4,307,656)	(3,804,474)
Total UPD Holding Corp. stockholders' deficit	(419,329)	(272,557)
Non-controlling interest	(16,726)	(5,904)
Total stockholders' deficit	(436,055)	(278,461)
Total liabilities and stockholders' deficit	$865,653	$518,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPD Holding Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Revenues:
Net revenue	$—	$—	$—	$—

Operating costs and expenses:
Professional fees	69,028	21,570	126,845	67,186
General and administrative	268,547	2,712	508,708	5,192
Total operating costs and expenses	337,575	24,282	635,553	72,378
Operating loss	(337,575)	(24,282)	(635,553)	(72,378)

Interest expense, net	(50,246)	(3,990)	(77,905)	(9,849)
Gain on change in fair value of derivative liability	238,397	—	199,454	—
Other expense, net	—	(23,402)	—	(23,402)
Loss from continuing operations, before income taxes	(149,424)	(51,674)	(514,004)	(105,629)
Benefit from income taxes	—	10,852	—	10,852
Loss from continuing operations	(149,424)	(40,822)	(514,004)	(94,777)

Discontinued operations:
Gain on sale of discontinued operations, net of tax	—	240,312	—	240,312
Income from discontinued operations, net of tax	—	240,312	—	240,312
Net income (loss)	$(149,424)	$199,490	$(514,004)	$145,535
Less: net loss attributable to non-controlling interest	(6,056)	—	(10,822)	—
Net income (loss) attributable to UPD Holding Corp.	$(143,368)	$199,490	$(503,182)	$145,535

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted earnings (loss) per share from:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	194,750,907	172,450,907	194,750,907	172,450,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPD Holding Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended December 31, 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Stock	Accumulated	Total UPD Holding Corp. Stockholders’	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit	Interest	Deficit
Balance, June 30, 2021	-	$-	194,750,907	$973,755	$2,558,162	$-	$(3,804,474)	$(272,557)	$(5,904)	$(278,461)
Beneficial conversion feature for convertible debt	-	-	-	-	24,200	-	-	24,200	-	24,200
Fair value of warrants issued with debt	-	-	-	-	66,000	-	-	66,000	-	66,000
Debt settlement	-	-	-	-	-	16,210	-	16,210	-	16,210
Net loss	-	-	-	-	-	-	(359,814)	(359,814)	(4,766)	(364,580)
Balance, September 30, 2021	-	-	194,750,907	973,755	2,648,362	16,210	(4,164,288)	(525,961)	(10,670)	(536,631)
Sale of non-controlling interest	-	-	-	-	250,000	-	-	250,000	-	250,000
Net loss	-	-	-	-	-	-	(143,368)	(143,368)	(6,056)	(149,424)
Balance, December 31, 2021	-	$-	194,750,507	$973,755	$2,898,362	$16,210	$(4,307,656)	$(419,329)	$(16,726)	$(436,055)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPD Holding Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended December 31, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2020	-	$-	172,450,907	$862,255	$1,872,632	$(3,319,009)	$(584,122)
Net loss	-	-	-	-	-	(53,955)	(53,955)
Balance, September 30, 2020	-	-	172,450,907	862,255	1,872,632	(3,372,964)	(638,077)
Issuance of common stock for conversion of related party debt and interest	-	-	3,900,000	19,500	71,370	-	90,870
Stock based compensation	-	-	500,000	2,500	9,150	-	11,650
Net income	-	-	-	-	-	199,490	199,490
Balance, December 31, 2020	-	$-	176,850,907	$884,255	$1,953,152	$(3,173,474)	$(336,067)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPD Holding Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(514,004)	$145,535
Gain on sale of discontinued operations	—	(240,312)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	20,558	—
Stock-based compensation	—	11,650
Loss on settlement of debt	—	23,402
Gain on change in fair value of derivative liability	(199,454)	—
Non-cash warrant amortization	22,000	—
Amortization of debt discount	23,367	—
Changes in operating assets and liabilities:
Other assets	(23,910)	755
Accrued interest	32,461	9,849
Accounts payable and other liabilities	35,900	(9,602)
Net cash used in operating activities-continued operations	(603,082)	(58,723)
Net cash used in operating activities-discontinued operations	—	(11,667)
Net cash used in operating activities	(603,082)	(70,390)

Cash flows from investing activities:
Purchase of property and equipment	(57,617)	—
Net cash used in investing activities	(57,617)	—

Cash flows from financing activities:
Proceeds from related party notes payable	3,000	—
Proceeds from issuance of convertible notes payable	41,000	—
Proceeds from issuance notes payable	514,000	110,000
Payments on notes payable	(16,257)	—
Proceeds from sale of non-controlling interest	250,000	—
Net cash provided by financing activities	791,743	110,000

Net increase in cash and cash equivalents	131,044	39,610
Cash and cash equivalents at beginning of period	16,414	20,718
Cash and cash equivalents at end of period	$147,458	$60,328

Cash paid for income taxes	$—	$—
Cash paid for interest	$16,257	$—

Non-Cash Supplemental Disclosures
Debt settlement with stock payable	$16,210	$90,870
Debt discount on convertible notes	$24,200	$—
Warrant discount issued on debt	$66,000	$—

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

The Company previously operated in the food and beverage industry through Record Street Brewing Co. (“RSB”), which was sold as of December 31, 2020.

On January, 5, 2022, VBH Garden Grove Inc., a Nevada corporation, changed its name to VBH Georgia Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company consolidates the assets, liabilities, and operating results of its wholly owned and majority-owned subsidiaries: (i) iMetabolic Corp, a Nevada corporation; (ii) United Product Development Corp., a Nevada corporation; (iii) Vital Behavioral Health, Inc., a Nevada corporation (since February 16, 2021); (iv) VBH Frankfort LLC, a Nevada limited liability company (since February 16, 2021); (v) VSL Frankfort LLC, a Nevada limited liability company (since February 16, 2021); (vi) VBH Garden Grove Inc., a Nevada corporation (since February 17, 2021); (vii) VBH Kentucky Inc., a Nevada corporation (since March 16, 2021); and (viii) Record Street Brewing Co., a Nevada corporation (through December 31, 2020). All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days of less at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. As of December 31, 2021 and June 30, 2021, the Company did not have any cash equivalents or cash deposits in excess of the federally insured limits.

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

Advertising Expense

The Company recognizing advertising expense in the period in which it is incurred. For the six months ended December 31, 2021, the Company incurred advertising expense of $1,956 included in general and administrative expense in the accompanying consolidated statements of operations. The Company did not incur advertising expenses during the six months ended December 31, 2020.

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

Revenues from licensing royalties are recognized when the Company’s performance obligations are satisfied upon its licensee’s sales to its customers. The Company primarily invoices its licensee on a quarterly basis, net of returns. The Company did not realize material revenues in the current period through the disposition date on December 31, 2021.

The Company’s expected rehabilitation service and facility revenue will be recognized in accordance with the same five core principles stated above after meeting applicable licensing requirements.

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

Derivative Liabilities

The Company classifies all of its embedded debt conversion features, and other derivative financial instruments as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contracts that contain reset provisions. The Company assesses classification of its equity-linked instruments at each reporting date to determine whether a change in classification between equity and liabilities (assets) is required. As of December 31, 2021, the Company did not have enough authorized and unissued shares to settle all outstanding equity-linked instruments resulting in the reclassification of certain instruments to liability. The Company reclassifies outstanding instruments based on allocating the unissued shares to contracts with the earliest inception date resulting in the contracts with the latest inception date being recognized as liabilities first.

The Company accounts for contracts convertible into common stock in excess of its authorized capital as derivative as liabilities. The derivative liabilities are re-measured at fair value with the changes in the value reported as a component of other income (expense) in the accompanying results of operations. The derivative liabilities are measured at fair value using a Black Scholes option pricing Model. The model is based on assumptions including quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock and are classified within Level 3 of the fair value hierarchy as established by US GAAP. As of December 31, 2021, all derivative liability contracts are convertible into a fixed number of shares of common stock.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include: (i) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses; (ii) obtaining funding from outside sources through the sale of its debt and/or equity securities; and (iii) completing a merger with or acquisition of an existing operating company. Management provides no assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3- DISCONTINUED OPERATIONS

On December 31, 2020, the Company discontinued its RSB operations pursuant to the Assumption Agreement of the same date whereby 100% of the issued and outstanding common stock of RSB was assigned to RSB’s co-founder and a significant shareholder of the Company. As part of the disposition, the purchaser agreed to assume outstanding liabilities of RSB totaling $251,164 and acquired the rights to all royalties associated with the intellectual property licensing previously held by the Company. The Company reclassified $250,167 of RSB liabilities outstanding as of June 30, 2020, to liabilities related to assets sold in the accompanying consolidated balance sheets.

During the six months ended December 31, 2021 and the fiscal year ended June 30, 2021, RSB did not engage in material operations or generate material revenues. The Company did not allocate any interest expense to discontinued operations apart from interest accrued on the obligations that were assumed.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2021	June 30, 2021

Furniture and fixtures	$8,236	$5,304
Computer equipment and software	18,466	18,465
Leasehold improvements	77,660	22,976
Property and equipment	104,362	46,745
Accumulated depreciation	(27,260)	(6,702)
Property and equipment, net	$77,102	$40,043

Depreciation for the six months ended December 31, 2021 and December 31, 2020 was $20,558 and $0, respectively.

NOTE 6 – NOTES AND CONVERTIBLE NOTES PAYABLE

The Company’s notes payable consists of the following:

Note Description	December 31, 2021	June 30, 2021
Notes payable:
Related party notes payable due October 2020 a nominal interest rate of 6%	$117,560	$114,560
Notes payable due August 2022 a nominal interest rate of 12%	500,000	-
Notes payable due November 2022 a nominal interest rate of 7.95%	12,833	-
Total notes payable	$630,393	$114,560
Unamortized discount	(44,000)	-
Notes payable, net	586,393	-
Accrued interest	16,709	13,199
Total notes payable, net	$603,102	$127,759

During the six months ended December 31, 2021, the Company did not have the financial resources to make current payments on these notes payable. All of the outstanding notes payable are due to officers of the Company who have informally agreed to defer payment until such time as the Company’s liquidity improves, however, they are under no formal obligation to continue to do so and may demand payment. The Company has not incurred significant penalties associated with the current defaults.

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

In December 2021, the Company entered into a promissory note with a lender in which the Company received two separate cash payments totaling $10,000 and $4,000. The promissory notes mature in November 2022 and each carries an interest rate of 7.95% per annum. The Company is required to make monthly interest payments with outstanding principal and interest due on the maturity date.

The Company’s convertible notes payable consist of the following:

Convertible Note Description	December 31, 2021	June 30, 2020

Notes payable convertible into common stock at $0.025 per share;
nominal interest rate of 12%; and matured in April 2018 (related
party)	$65,000	$65,000
Notes payable convertible into common stock at $0.05 per share; nominal interest rate of 12%; and matures in March 2022	100,000	100,000
Notes payable convertible into common stock at $0.10 per share; nominal interest rate of 12%; and matures in February 2022	15,000	15,000
Notes payable convertible into common stock at $0.05 per share; nominal interest rate of 12%; and matures in July 2022	41,000	-
Total convertible notes payable	$221,000	$180,000
Unamortized discount	(18,285)	(17,452)
Convertible notes payable, net	202,715	162,548
Accrued interest	79,461	70,600
Total convertible notes payable, net	$282,176	$233,148

The principal and interest of the Company’s outstanding convertible notes, with the exception of the related party notes totaling $65,000 that matured in April 2018, automatically convert to shares of common stock at $0.05 or $0.10 per share upon maturity if not paid in full prior to maturity. The Company did not make any monthly interest payments on its outstanding convertible notes payable.

During the year ended June 30, 2021, a note holder became a related party through the acquisition (in a private transaction not involving the Company) of shares of outstanding common stock in excess of 5%. In October 2020, the Company issued the related party a note payable for total cash proceeds of $100,000. In February 2021, the Company acquired Vital., the previous holder of the note.

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

As of December 31, 2021, the Company did not have enough authorized and unissued shares of common stock to settle all its convertible debt obligations. As a result, the Company recognized obligations to issue a total of 4,456,907 shares of common stock upon convertible debt conversion to derivative liabilities in the accompanying consolidated balance sheets. The Company measures the changes in the fair value of its derivative obligations using a Black-Scholes option pricing model with a volatility assumption of 122.73%; an expected term equal to the remaining term of the contract on the reclassification date (between eight to twelve months for fiscal 2021); a risk-free rate of approximately 1%; and conversion prices of $0.10 (165,000 shares), $0.05 (3,061,000 shares), and $0.025 (1,230,907 shares). The value of the derivative liability moves in parallel with the movement of the market value of the shares of the Company. Due to the decline in share price from $0.1009 per share in June 30, 2021 to $0.300 in December 31, 2021, the value of the derivative liability has decreased significantly. For the six months ended December 31, 2021, the Company recognized a gain on the change in the fair value of derivative liabilities of $199,454 in other income (loss) in the accompanying consolidated statements of operations. The Company had derivative liability obligations of $237,963 as of June 30, 2021 compared to $38,509 as of December 31, 2021.

During the six months ended December 31, 2021, and the year ended June 30, 2021, the Company received $558,000 and $265,000, respectively, from funding on new notes and convertible notes. The Company made $21,257 and $0, respectively of payments on the outstanding notes, convertible notes payable and accrued interest, and recorded $17,538 and $20,911, respectively of interest expense and $45,367 and $7,548, respectively of debt discount amortization expense. As of December 31, 2021, and June 30, 2021, the Company had approximately $96,170 and $83,799, respectively of accrued interest. As of December 31, 2021, and June 30, 2021, the principal balance of outstanding notes and convertible notes payable was $851,393 and $294,560, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the fiscal year ended June 30, 2021, the Company’s Chief Executive Officer (“CEO”) provided the Company $30,000 in exchange for short-term 6% notes payable to meet the Company’s on-going operating expense obligations. As of December 31, 2021, and June 30, 2021, the Company had outstanding notes payable due to the CEO inclusive of accrued interest totaling $45,500 and $41,225, respectively. Additionally, our CEO provided cash proceeds, totaling $15,000 in September 2016 under a convertible note arrangement. The note matured in 2018 and remains outstanding. As of December 31, 2021, and June 30, 2021, the principal and interest due under the convertible note approximated $31,000 and $31,000, respectively. The note, along with accrued interest, is convertible into restricted common stock at rate of $0.0125 per share at the option of the Company’s CEO. By the terms of the convertible note, no additional interest was accrued during the three and six months ended December 31, 2021, and during the fiscal year ended June 30, 2021.

As noted in Note 4, the Company acquired a 100% interest in Vital . As of the date of acquisition in February 2021, the Company was indebted to Vital totaling approximately $100,000 under a 6% promissory note payable arrangement. Upon consummation of the merger, the promissory note and related accrued interest were effectively eliminated. The Company did not make any cash payments under the promissory note arrangement through June 30, 2021. As of June 30, 2021, the balance of the inter-company note payable was eliminated in the consolidation.

The Company sold an individual a 4.67% non-controlling interest in VBH Kentucky, Inc. in April 2021 for cash proceeds totaling $100,000. The non-controlling interest holder also entered into a $100,000 12% convertible note payable with the Company in March 2021. The convertible note matures in March 2022 and is convertible into restricted common stock at $0.05 per share. In December 2021, the Company sold the same investor a 8.93% non-controlling interest in its wholly owned subsidiary VBH Garden Grove Inc. for cash proceeds totaling $100,000.

Effective December 31, 2020, Dr. George D. Shoenberger was appointed as a Board member of the Company. As of the date of the appointment and through September 30, 2021, Dr. Shoenberger held a convertible note payable issued in 2016 with an initial principal balance of $50,000. As of December 31, 2021, and June 30, 2021, the outstanding principal and accrued interest balance due under the convertible note agreement totaled $100,000 and $100,000, respectively. The note, along with accrued interest, is convertible at the option of Dr. Shoenberger into restricted common stock of the Company at a conversion rate of $0.025 per share. The Company did not make any settlement arrangement to cure the default of the convertible note payable during the three and six months ended December 31, 2021, and during the fiscal year ended June 30, 2021.

In May 2020, the Company entered into a 12% convertible note arrangement with a shareholder in which the Company received total cash proceeds of $50,000. The noteholder was a previous 59% owner of Vital prior to the Company’s acquisition. As of June 30, 2021, the Company converted the previously outstanding convertible note payable and accrued interest into 560,000 shares of restricted common stock. Upon consummation of the Vital acquisition, the noteholder was issued 10,000,000 shares of restricted common stock in exchange for the equity interest in Vital. In addition, the significant shareholder provided working capital advances totaling approximately $58,000 during the year ended June 30, 2021, of which approximately $51,000 was due and payable as of June 30, 2021. There were no outstanding payables due to the aforementioned significant shareholder as of December 31, 2021.

Throughout several of the most recent fiscal years, the Company received working capital advances from a significant shareholder. In December 2020, the Company settled the then outstanding obligations due to the shareholder totaling approximately $69,000 via the issuance of 3,900,000 shares restricted common stock. As a result of the settlement, the Company recognized a fiscal 2021 loss of approximately $23,000 measured as the difference between the re-acquisition price of the debt (as measured by the estimated fair value of the restricted common stock issued) and the carrying cost of the debt on the date of settlement. The significant shareholder is the lessor of the Company’s operating lease as of June 30, 2021. As of June 30, 2021, the Company owed the significant shareholder/lessor approximately $23,000 related to tenant improvement payments made on behalf of the Company. There were no outstanding payables due to the aforementioned significant shareholder as of December 31, 2021.

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

Included in accounts payable is $88,663 and $74,375 of payables to related parties as of December 31, 2021 and June 30, 2021, respectively.

NOTE 8 – STOCKHOLDERS EQUITY

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

In December 2020, the Company issued a consultant 500,000 fully vested shares of common stock for total consideration of $11,650.

In December 2021, the Company sold to an investor 750 shares equivalent to 8.93% non-controlling interest in its wholly owned subsidiary, VBH Garden Grove Inc., for cash proceeds totaling $100,000.

In December 2021, the Company sold to an investor 500 shares equivalent to 12.30% non-controlling interest in its wholly owned subsidiary, VBH Kentucky, Inc., for cash proceeds totaling $150,000.

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

The following table summarizes the Company's warrant transactions during the six months ended December 31, 2021, and year ended June 30, 2021:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at year ended June 30, 2020	-	$-
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at year ended June 30, 2021	-	$-
Granted	1,000,000	0.005
Exercised	-	-
Expired	-	-
Outstanding at six months ended December 31, 2021	1,000,000	$0.005

Warrants granted in the six months ended December 31, 2021, were valued using the Black Scholes Model with the risk-free interest rate of 0.78%, expected life 5 years, expected dividend rate of 0% and expected volatility of 420.52%.

NOTE 9 – OPERATING LEASES

As of December 31, 2021, the Company, through its Vital subsidiaries, has the following a non-cancelable lease arrangement:

•	Office facility intended to be used in its substance abuse treatment operations located in Frankfort, Kentucky (the “Frankfort Lease”). The term of the Frankfort Lease is twenty-four months with no explicit extension options. The base monthly payment of the term of the Frankfort Lease is $2,365. The Company estimated the lease liability associated with the facility using a discount rate of 7.7%. The discount rate is based on an estimate of the Company’s incremental borrowing rate for a term similar to the lease term on the commencement date. The Frankfort Lease commenced on February 1, 2021.

•	Vital leased a facility in Fayetteville, Georgia with an initial base rent of $13,617 per month for an initial term of 18 months with a 5-year extension option. The facility is intended be used for in-patient services upon the receipt of regulatory approval. The Company estimated the lease liability associated with the facility using a discount rate of 7.7%. The discount rate is based on an estimate of the Company’s incremental borrowing rate for a term similar to the lease term on the commencement date. The Frankfort Lease commenced on August 1, 2021.

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2022	$94,902
2023	112,171
2024	-
2025	-
2026	-
Total undiscounted cash payments	207,073
Less interest	(8,570)
Present value of payments	$198,503

The weighted average remaining term of the Company’s non-cancelable operating leases as of December 31, 2021, was approximately 13 months.

On January 14, 2021, the Company’s wholly owned subsidiary, United Product Development Corporation (the “Subsidiary”), a Nevada corporation, entered into a commercial lease (the “Lexington Lease”) with Athens Commons, LLC, a Kentucky limited liability company, for the lease of a 88,740 square foot building at 5532 Athens Boonsboro Road, Lexington, Kentucky. The Lexington Lease is for a 5-year term with options to renew for 2 additional 5-year terms. The effective beginning date of the Lexington Lease term was January 14, 2021. The Lexington Lease provides for minimum monthly rent of $50,000 for the first lease year and a 3% rental increase for each succeeding lease year. The Company was only obligated to pay $20,000 per month for up to the first six month until the property was re-zoned and licensed for the Company’s planned rehabilitation operations. The Company also has an option to cancel the lease during the first six months if it is unable to obtain re-zoning approval and applicable regulatory licensing. On May 20, 2021, the Company terminated the Lexington Lease due to zoning and licensing challenges associated with the facility.

The total lease expense incurred during the year ended June 30, 2021, inclusive of the cancelled Lexington Lease, was $91,825.

NOTE 10 – SUBSEQUENT EVENTS

On January, 5, 2022 VBH Garden Grove Inc., a Nevada corporation changed its name to VBH Georgia Inc.

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

Our Business

Incorporation

We were incorporated in the state of Nevada on June 6, 1988.

Our Subsidiaries

Our wholly owned subsidiaries consist of the following

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

On February 17, 2021, Vital formed the following 2 new Nevada incorporated entities, which became Vital’s wholly owned subsidiaries:

•	VBH Kentucky, Inc. (“VVHK”)
•	VBH Garden Grove, Inc. (“VBH Garden”)

VBH Kentucky, Inc.

VBH Kentucky has succeeded to all of the preexisting and intended operations of VBH Frankfort (a wholly-owned predecessor entity of Vital), which substantially concluded all of its material operations as of May 3, 2021. VBH Kentucky will operate an outpatient substance abuse treatment facility in Frankfort, Kentucky, for which we have secured a lease as disclosed below. On August 26, 2021, we received a license to operate a non-hospital based alcohol and other drug treatment facility from the Kentucky Cabinet for Health and Family Services Office of the Inspector General.

VSL Frankfurt, LLC

VSL Frankfort will offer sober-designated living quarters for individuals who are in recovery in conjunction with the Frankfort, Kentucky facility operated by VBH Kentucky. We anticipate hiring 4 full time and 3 part time employees at our Frankfurt facility, including a full time Clinical Director.

VBH Garden Grove, Inc.

VBH Garden intends to identify substance use disorder treatment facilities located in California to provide a West Coast patient solution that is able to economically accept select insurance payors that facilitate a broader national patient base for Vital. VBH Garden has identified various potential license holders and facilities located in Southern California and is in the due diligence phase for transaction consideration; however, there are no binding transactions for any licenses or facilities in California as of December 31, 2021 and there are no assurances that any such transaction will be completed in the future.

VBH Garden Grove

VBH Garden Grove intends to identify substance use disorder treatment facilities located in California to provide patient solutions that are able to economically accept select insurance payors to facilitate a broader patient base for Vital. VBH Garden Grove has identified various potential license holders and facilities located in Southern California and is in the due diligence phase for transaction consideration; however, there are no binding transactions for any licenses or facilities in California as of December 31, 2021.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2021, and 2020.

Below is a summary of the results of operations for the three months ended December 31, 2021, and 2020.

	For the Three Months Ended December 31,
	2021	2020	$ Change	% Change
Revenue:
Net revenue	$-	$-	$-	0.00%

Operating expenses
Professional fees	69,028	21,570	47,458	220.02%
General and administrative	268,547	2,712	265,835	9802.18%
Total operating costs and expenses	337,575	24,282	313,293	1290.23%
Operating loss	(337,575)	(24,282)	(313,293)	1290.23%

Interest expense, net	(50,246)	(3,990)	(46,256)	1159.30%
Gain on change in fair value of derivative liability	238,397	-	238,397	0.00%
Other income (expense), net	-	(23,402)	23,402	-100.00%
Net loss, before income taxes	(149,424)	(51,674)	(97,750)	-189.17%
Benefit from income taxes	-	10,852	(10,852)	-100.00%
Loss from continuing operations	(149,424)	(40,822)	(108,602)	266.04%

Discontinued operations:
Gain on sale of discontinued operations, net of tax	-	240,312	(240,312)	-100.00%
Income from discontinued operations, net of tax	-	240,312	(240,312)	-100.00%
Net income (loss)	$(149,424)	$199,490	$(348,914)	-174.90%
Less: net loss attributable to non-controlling interest	(6,056)	-	(6,056)	0.00%
Net income (loss) attributable to UPD Holding Corp.	$(143,368)	$199,490	$(342,858)	-171.87%

Revenue and Cost of Revenue

We generated no revenue for the three months ended December 31, 2021, and December 30, 2020.

Professional Fees

We incurred professional fees of $69,028 and $21,570 for the three months ended December 31, 2021, and December 31, 2020, respectively. Our professional fees increased by $47,458 for the three months ended December 31, 2021, compared to the same period in 2020. The increase is primarily attributable to accounting and legal fees.

As funding permits, we expect to incur higher professional fees associated with on-going development of our brand, customers, and other relationship development.

General and Administrative Expenses

For the three months ended December 31, 2021, and December 31, 2020, we incurred general and administrative expenses of $268,547 and $2,712, respectively, representing an increase of $265,835 for the three months ended December 31, 2021, compared to the same period in 2020. The $265,835 increase in general and administrative expenses is primarily attributable to our acquisition of VBH, Vital, and VSL consisting of the following: rent expense and related facilities costs totaling approximately $93,675; approximately $81,400 in payroll expenses; approximately $11,266 in insurance expense and approximately $71,191 in consulting fees, none of which were incurred during the three months ended December 31, 2020.

We expect our expenses to increase over the next several periods should we be successful in our new business plan, which will primarily consist of facilities costs, management and other salaries, travel, and other corporate overhead.

Interest Expense

Interest expense was $50,246 and $3,990 for the three months ended December 31, 2021, and December 31, 2020, respectively, representing an increase of $46,256. The increase is primarily the result of the incurrence of new debt obligations totaling $544,000.

Change in Fair Value of Derivative Liabilities

As of December 31, 2021, the Company did not have enough authorized and unissued shares of common stock to settle all its convertible debt obligations. As a result, the Company recognized obligations to issue a total of 4,456,907 shares of common stock upon convertible debt conversion to derivative liabilities in the accompanying consolidated balance sheets. The value of the derivative liability moves in parallel with the movement of the market value of the shares of the Company. Due to the decline in share price from $0.0999 per share in September 30, 2021 to $0.300 in December 31, 2021, the value of the derivative liability has decreased significantly. For the three months ended December 31, 2021, the Company recognized a gain on the change in the fair value of derivative liabilities of $238,397. The Company had derivative liability obligations of $276,906 as of September 30, 2021 compared to $38,509 as of December 31, 2021.

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

Results of Operations for the Six Months Ended December 31, 2021, and 2020.

Below is a summary of the results of operations for the six months ended December 31, 2021, and 2020.

	For the Six Months Ended December 31,
	2021	2020	$ Change	% Change
Revenue:
Net revenue	$-	$-	$-	0.00%

Operating expenses
Professional fees	126,845	67,186	59,659	88.80%
General and administrative	508,708	5,192	503,516	9697.92%
Total operating costs and expenses	635,553	72,378	563,175	778.10%
Operating loss	(635,553)	(72,378)	(563,175)	778.10%

Interest expense, net	(77,905)	(9,849)	(68,056)	690.99%
Gain on change in fair value of derivative liability	199,454	-	199,454	0.00%
Other income (expense), net	-	(23,402)	23,402	-100.00%
Net loss, before income taxes	(514,004)	(105,629)	(408,375)	-386.61%
Benefit from income taxes	-	10,852	(10,852)	-100.00%
Loss from continuing operations	(514,004)	(94,777)	(419,227)	442.33%

Discontinued operations:
Gain on sale of discontinued operations, net of tax	-	240,312	(240,312)	-100.00%
Income from discontinued operations, net of tax	-	240,312	(240,312)	-100.00%
Net income (loss)	$(514,004)	$145,535	$(659,539)	-453.18%
Less: net loss attributable to non-controlling interest	(10,822)	-	(10,822)	0.00%
Net income (loss) attributable to UPD Holding Corp.	$(503,182)	$145,535	$(648,717)	-445.75%

Revenue and Cost of Revenue

We generated no revenue for the three months ended December 31, 2021, and December 30, 2020.

Professional Fees

We incurred professional fees of $126,845 and $67,186 for the six months ended December 31, 2021, and December 31, 2020, respectively. Our professional fees increased by $59,659 for the six months ended December 31, 2021, compared to the same period in 2020. The increase is primarily attributable to accounting and legal fees.

As funding permits, we expect to incur higher professional fees associated with on-going development of our brand, customers, and other relationship development.

General and Administrative Expenses

For the six months ended December 31, 2021, and December 31, 2020, we incurred general and administrative expenses of $508,708 and $5,192, respectively, representing an increase of $503,516 for the six months ended December 31, 2021, compared to the same period in 2020. The $503,516 increase in general and administrative expenses is primarily attributable to our acquisition of VBH, Vital, and VSL consisting of the following: rent expense and related facilities costs totaling approximately $163,259; approximately $133,186 in payroll expenses; approximately $22,634 in insurance expense and approximately $157,781 in consulting fees, none of which were incurred during the six months ended December 31, 2020.

We expect our expenses to increase over the next several periods should we be successful in our new business plan, which will primarily consist of facilities costs, management and other salaries, travel, and other corporate overhead.

Interest Expense

Interest expense was $77,905 and $9,849 for the six months ended December 31, 2021, and December 31, 2020, respectively, representing an increase of $68,056. The increase is primarily the result of the incurrence of new debt obligations totaling $544,000.

Change in Fair Value of Derivative Liabilities

As of December 31, 2021, the Company did not have enough authorized and unissued shares of common stock to settle all its convertible debt obligations. As a result, the Company recognized obligations to issue a total of 4,456,907 shares of common stock upon convertible debt conversion to derivative liabilities in the accompanying consolidated balance sheets. The value of the derivative liability moves in parallel with the movement of the market value of the shares of the Company. Due to the decline in share price from $0.1009 per share in June 30, 2021 to $0.300 in December 31, 2021, the value of the derivative liability has decreased significantly. For the six months ended December 31, 2021, the Company recognized a gain on the change in the fair value of derivative liabilities of $199,454. The Company had derivative liability obligations of $237,963 as of June 30, 2021 compared to $38,509 as of December 31, 2021.

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

Liquidity and Capital Resources

As of December 31, 2021, we had a working capital deficit of approximately $1,138,168. Over the next twelve months, we have estimated that in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for general and administrative expenses primarily consisting of facilities costs payroll expenses and professional fees, which include accounting, legal and other professional fees, as well as filing fees.

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

For the six months ended December 31, 2021, our operational cash flows primarily consisted of incurring expenses in the normal course of business at levels commensurate with its funding levels and resulting inabilities to commence commercially viable operations. Net cash used in operating activities was $598,084 during the six months ended December 31, 2021 and consisted of a net loss of $514,004 and net change in operating assets and liabilities of $49,451, which was offset by non-cash items of $133,531. The primary non-cash items for the six months ended December 31, 2021, consisted of amortization of debt discount of $23,367 and non-cash warrant amortization of $22,000 offset by change in derivative liabilities of $199,454. The significant change in operating assets and liabilities was a gain in the fair value of derivative liabilities. We expect these operational cash uses to increase as we begin our operations in the first half of fiscal 2022.

Our investing activities consisted of acquiring property and equipment totaling approximately $57,615. We expect to make additional capital expenditures as our rehabilitation facilities increase operations.

During the six months ended December 31, 2021, we generated $786,743 of net cash from financing activities through the issuance of convertible debt and notes payable of $558,000 and proceeds from sale of non-controlling interest of $250,000, which was offset by a $21,257 payments on notes payable and accrued interest. We expect to continue our financing efforts throughout fiscal 2022.

Off-Balance Sheet Arrangements

During the six months ended December 31, 2021, and the year ended June 30, 2020, we did not engage in any off-balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K.

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

Embedded Conversion Features and Other Equity-linked Instruments (Derivative Liabilities)

The Company classifies all of its embedded debt conversion features, and other derivative financial instruments as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contracts that contain reset provisions. The Company assesses classification of its equity-linked instruments at each reporting date to determine whether a change in classification between equity and liabilities (assets) is required. As of December 31, 2021, the Company did not have enough authorized and unissued shares to settle all outstanding equity-linked instruments resulting in the reclassification of certain instruments to liability. The Company reclassifies outstanding instruments based on allocating the unissued shares to contracts with the earliest inception date resulting in the contracts with the latest inception date being recognized as liabilities first.

The Company accounts for contracts convertible into common stock in excess of its authorized capital as derivative as liabilities. The derivative liabilities are re-measured at fair value with the changes in the value reported as a component of other income (expense) in the accompanying consolidated results of operations. The derivative liabilities are measured at fair value using a Black Scholes option pricing model. The model is based on assumptions including quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock and are classified within Level 3 of the fair value hierarchy as established by US GAAP. As of December 31, 2021, all derivative liability contracts are convertible into a fixed number of shares of common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company" (as defined by Item 10 of Regulation S-K), the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the six months ended December 31, 2021, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, the Company is not currently involved in any legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, the risks set forth in the "Risk Factors" section of our Form 10-K for our fiscal year ended June 30, 2021 are available for your review at: sec.gov

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

UPD HOLDING CORP.

Dated: February 16, 2022	By:	/s/ Mark W. Conte
Mark W. Conte
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 16, 2022	By:	/s/ Mark W. Conte
Mark W. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)

