Form 10-Q
period 2022-03-31
UPD HOLDING CORP.
filed 2022-05-16
CIK 836937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, the issuer had 194,982,479 shares of Common Stock outstanding, par value $.005 per share.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

UPD Holding Corp.

Consolidated Balance Sheets

	March 31,	June 30,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,897	$16,414
Total current assets	3,897	16,414

Property and equipment, net	78,172	40,043
Right of use asset, net	153,631	42,447
Other assets	28,675	2,365
Goodwill	416,981	416,981
Total assets	$681,356	$518,250

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$406,345	$155,394
Accrued interest	107,702	83,799
Convertible notes payable, net of discount	212,936	162,548
Derivative liability	53,126	237,963
Notes payable, net	481,833	—
Related party notes payable	117,560	114,560
Lease liability	154,696	26,206
Total current liabilities	1,534,198	780,470
Lease liability, net of current portion	—	16,241
Total liabilities	1,534,198	796,711

Commitments and Contingencies
Stockholders' deficit
Preferred stock, $0.01 par value; 10,000,000 authorized and none issued and outstanding	—	—
Common stock, $0.005 par value; 200,000,000 shares authorized; 194,982,479 and 194,750,907 issued and outstanding at March 31, 2022 and June 30, 2021, respectively	976,071	973,755
Additional paid-in-capital	2,912,256	2,558,162
Accumulated deficit	(4,689,494)	(3,804,474)
Total UPD Holding Corp. stockholders' deficit	(801,167)	(272,557)
Non-controlling interest	(51,675)	(5,904)
Total stockholders' deficit	(852,842)	(278,461)
Total liabilities and stockholders' deficit	$681,356	$518,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPD Holding Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Revenues:
Net revenue	$—	$—	$—	$—

Operating costs and expenses:
Professional fees	39,078	75,526	165,923	142,712
General and administrative	314,561	115,623	823,269	120,815
Total operating costs and expenses	353,639	191,149	989,192	263,527
Operating loss	(353,639)	(191,149)	(989,192)	(263,527)

Interest expense, net	(48,531)	(9,388)	(126,436)	(19,237)
Gain (loss) on change in fair value of derivative liability	(14,617)	—	184,837	—
Other expense, net	—	—	—	(23,402)
Loss from continuing operations, before income taxes	(416,787)	(200,537)	(930,791)	(306,166)
Benefit from income taxes	—	—	—	10,852
Loss from continuing operations	(416,787)	(200,537)	(930,791)	(295,314)

Discontinued operations:
Gain on sale of discontinued operations, net of tax	—	—	—	240,312
Income from discontinued operations, net of tax	—	—	—	240,312
Net loss	$(416,787)	$(200,537)	$(930,791)	$(55,002)
Less: net loss attributable to non-controlling interest	(34,949)	—	(45,771)	—
Net loss attributable to UPD Holding Corp.	$(381,838)	$(200,537)	$(885,020)	$(55,002)

Basic and diluted loss per share from:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	—	—	—	—
Basic and diluted loss per share from:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	194,779,210	185,135,574	194,760,907	176,617,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPD Holding Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended March 31, 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Stock	Accumulated	Total UPD Holding Corp. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit	Interest	Deficit
Balance, June 30, 2021	—	$—	194,750,907	$973,755	$2,558,162	$—	$(3,804,474)	$(272,557)	$(5,904)	$(278,461)
Beneficial conversion feature for convertible debt	—	—	—	—	24,200	—	—	24,200	—	24,200
Fair value of warrants issued with debt	—	—	—	—	66,000	—	—	66,000	—	66,000
Debt settlement	—	—	—	—	—	16,210	—	16,210	—	16,210
Net loss	—	—	—	—	—	—	(359,814)	(359,814)	(4,766)	(364,580)
Balance, September 30, 2021	—	—	194,750,907	973,755	2,648,362	16,210	(4,164,288)	(525,961)	(10,670)	(536,631)
Sale of non-controlling interest	—	—	—	—	250,000	—	—	250,000	—	250,000
Net loss	—	—	—	—	—	—	(143,368)	(143,368)	(6,056)	(149,424)
Balance, December 31, 2021	—	$—	194,750,907	$973,755	$2,898,362	$16,210	$(4,307,656)	$(419,329)	$(16,726)	$(436,055)
Debt Settlement	—	—	231,572	2,316	13,894	(16,210)	—	—	—	—
Net loss	—	—	—	—	—	—	(381,838)	(381,838)	(34,949)	(416,787)
Balance, March 31, 2022	—	$—	194,982,479	$976,071	$2,912,256	$—	$(4,689,494)	$(801,167)	$(51,675)	$(852,842)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPD Holding Corp.
Consolidated Statements of Changes in Stockholders’ Deficit
For the Three and Nine Months Ended March 31, 2021
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2020	—	$—	172,450,907	$862,255	$1,872,632	$(3,319,009)	$(584,122)
Net loss	—	—	—	—	—	(53,955)	(53,955)
Balance, September 30, 2020	—	$—	172,450,907	$862,255	$1,872,632	$(3,372,964)	$(638,077)
Issuance of common stock for conversion of related party debt and interest	—	—	3,900,000	19,500	71,370	—	90,870
Stock based compensation	—	—	500,000	2,500	9,150	—	11,650
Net income	—	—	—	—	—	199,490	199,490
Balance, December 31, 2020	—	$—	176,850,907	$884,255	$1,953,152	$(3,173,474)	$(336,067)
Issuance of common stock for acquisition of Vital Behavioral Health, Inc.	—	—	16,840,000	84,200	437,840	—	522,040
Stock based compensation	—	—	500,000	2,500	13,000	—	15,500
Beneficial conversion feature for convertible debt	—	—	—	—	25,000	—	25,000
Net loss	—	—	—	—	—	(200,537)	(200,537)
Balance, March 31, 2021	—	$—	194,190,907	$970,955	$2,428,992	$(3,374,011)	$25,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPD Holding Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(930,791)	$(55,002)
Gain on sale of discontinued operations	—	(240,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,407	1,915
Stock-based compensation	—	27,150
Loss on settlement of debt	—	23,402

Gain on change in fair value of derivative liability	(184,837)	—
Non-cash warrant amortization	38,500	—
Amortization of debt discount and issuance costs	33,588	1,820
Stock issued for settlement of debt	16,210	—
Changes in operating assets and liabilities:
Other assets	(26,310)	755
Accrued interest	53,903	17,417
Accounts payable	252,016	39,624
Net cash used in operating activities-continued operations	(715,314)	(183,231)
Net cash used in operating activities-discontinued operations	—	(11,667)
Net cash used in operating activities	(715,314)	(194,898)

Cash flows from investing activities:
Purchase of property and equipment	(70,536)	(28,279)
Cash acquired in business combination	—	10,284
Net cash used in investing activities	(70,536)	(17,995)

Cash flows from financing activities:
Proceeds from related party notes payable	3,000	—
Proceeds from issuance of convertible notes payable	41,000	115,000
Proceeds from issuance notes payable	514,000	130,000
Payments on notes payable	(34,667)	—
Proceeds from sale of non-controlling interest	250,000	—
Net cash provided by financing activities	773,333	245,000

Net increase (decrease) in cash and cash equivalents	(12,517)	32,107
Cash and cash equivalents at beginning of period	16,414	20,718
Cash and cash equivalents at end of period	$3,897	$52,825

Cash paid for income taxes	$—	$—
Cash paid for interest	$30,371	$—

Non-Cash Supplemental Disclosures
Debt settlement with stock payable	$16,210	$90,870
Debt discount on convertible notes	$24,200	$—
Warrant discount issued on debt	$66,000	$—
Notes payable forgiven in business acquisition	$—	$120,000
Common stock issued for asset acquisition	$—	$522,040

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

On January 5, 2022, VBH Garden Grove Inc., a Nevada corporation, changed its name to VBH Georgia Inc.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. As of March 31, 2022 and June 30, 2021, the Company did not have any cash equivalents or cash deposits in excess of the federally insured limits.

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

The fair value of the Company’s derivative liabilities is estimated using a Black-Scholes option pricing model with Level 3 unobservable inputs. Prior to the fiscal year ended June 30, 2021 the Company did not have any instruments valued within Level 3 of the fair value hierarchy.

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

Advertising Expense

The Company recognizing advertising expense in the period in which it is incurred. For the nine months ended March 31, 2022, the Company incurred advertising expense of $1,956 included in general and administrative expense in the accompanying consolidated statements of operations. The Company did not incur advertising expenses during the nine months ended March 31, 2021.

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

Revenues from licensing royalties are recognized when the Company’s performance obligations are satisfied upon its licensee’s sales to its customers. The Company primarily invoices its licensee on a quarterly basis, net of returns. The Company did not realize material revenues in the current period through the disposition date on March 31, 2022.

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

Derivative Liabilities

The Company classifies all of its embedded debt conversion features, and other derivative financial instruments as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contracts that contain reset provisions. The Company assesses classification of its equity-linked instruments at each reporting date to determine whether a change in classification between equity and liabilities (assets) is required. As of March 31, 2022, the Company did not have enough authorized and unissued shares to settle all outstanding equity-linked instruments resulting in the reclassification of certain instruments to liability. The Company reclassifies outstanding instruments based on allocating the unissued shares to contracts with the earliest inception date resulting in the contracts with the latest inception date being recognized as liabilities first. As a result, the Company recognized obligations to issue a total of 4,777,579 shares of common stock upon convertible debt conversion to derivative liabilities in the accompanying consolidated balance sheets.

The Company accounts for contracts convertible into common stock in excess of its authorized capital as derivative as liabilities. The derivative liabilities are re-measured at fair value with the changes in the value reported as a component of other income (expense) in the accompanying results of operations. The derivative liabilities are measured at fair value using a Black Scholes option pricing Model. The model is based on assumptions including quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock and are classified within Level 3 of the fair value hierarchy as established by US GAAP. As of March 31, 2022, all derivative liability contracts are convertible into a fixed number of shares of common stock.

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

During the nine months ended March 31, 2022 and the fiscal year ended June 30, 2021, RSB did not engage in material operations or generate material revenues. The Company did not allocate any interest expense to discontinued operations apart from interest accrued on the obligations that were assumed.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	June 30,
	2022	2021

Furniture and fixtures	$21,155	$5,304
Computer equipment and software	18,466	18,465
Leasehold improvements	77,660	22,976
Property and equipment	117,281	46,745
Accumulated depreciation	(39,109)	(6,702)
Property and equipment, net	$78,172	$40,043

Depreciation for the nine months ended March 31, 2022 and 2021, were $32,407 and $1,915, respectively.

NOTE 6 – NOTES AND CONVERTIBLE NOTES PAYABLE

The Company’s notes payable consists of the following:

Note Description	March 31, 2022	June 30, 2021
Notes payable:
Related party notes payable due October 2020 a nominal interest rate of 6%	$117,560	$114,560
Notes payable due August 2022 a nominal interest rate of 12%	500,000	—
Notes payable due November 2022 a nominal interest rate of 7.95%	9,333	—
Total notes payable	$626,893	$114,560
Unamortized discount	(27,500)	—
Notes payable, net	599,393	114,560
Accrued interest	23,472	13,199
Total notes payable, net	$622,865	$127,759

During the nine months ended March 31, 2022, the Company did not have the financial resources to make current payments on these notes payable. All of the outstanding notes payable are due to officers of the Company who have informally agreed to defer payment until such time as the Company’s liquidity improves, however, they are under no formal obligation to continue to do so and may demand payment. The Company has not incurred significant penalties associated with the current defaults.

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

The Company’s convertible notes payable consist of the following:

	March 31,	June 30,
Convertible Note Description	2022	2021

Notes payable convertible into common stock at $0.025 per share;
nominal interest rate of 12%; and matured in April 2018 (related
party)	$65,000	$65,000
Notes payable convertible into common stock at $0.05 per share; nominal interest rate of 12%; and matures in March 2022	100,000	100,000
Notes payable convertible into common stock at $0.10 per share; nominal interest rate of 12%; and matures in February 2022	15,000	15,000
Notes payable convertible into common stock at $0.05 per share; nominal interest rate of 12%; and matures in July 2022	41,000	—
Total convertible notes payable	$221,000	$180,000
Unamortized discount	(8,064)	(17,452)
Convertible notes payable, net	212,936	162,548
Accrued interest	84,230	70,600
Total convertible notes payable, net	$297,166	$233,148

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

As of March 31, 2022, the Company did not have enough authorized and unissued shares of common stock to settle all its convertible debt obligations. As a result, the Company recognized obligations to issue a total of 4,777,579 shares of common stock upon convertible debt conversion to derivative liabilities in the accompanying consolidated balance sheets. The Company measures the changes in the fair value of its derivative obligations using a Black-Scholes option pricing model with a volatility assumption of 113.21%; an expected term equal to the remaining term of the contract on the reclassification date (between eight to twelve months for fiscal 2021); a risk-free rate of approximately 1.63%; and conversion prices of $0.10 (169,500 shares), $0.05 (3,145,600 shares), and $0.025 (1,462,479 shares). The value of the derivative liability moves in parallel with the movement of the market value of the shares of the Company. For the nine months ended March 31, 2022, the Company recognized a gain on the change in the fair value of derivative liabilities of $184,837 in other income (loss) in the accompanying consolidated statements of operations. The Company had derivative liability obligations of $53,126 as of March 31, 2022 compared to $237,963 as of June 30, 2021.

During the nine months ended March 31, 2022, and the year ended June 30, 2021, the Company received $558,000 and $245,000, respectively, from funding on new notes and convertible notes. The Company made $34,667 and $0, respectively, of payments on the outstanding notes, convertible notes payable and accrued interest, and recorded $54,348 and $20,911, respectively, of interest expense and $72,088 and $7,548, respectively of debt discount amortization expense. As of March 31, 2022, and June 30, 2021, the Company had approximately $107,702 and $83,799, respectively, of accrued interest. As of March 31, 2022, and June 30, 2021, the principal balance of outstanding notes and convertible notes payable was $847,893 and $294,560, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the fiscal year ended June 30, 2021, the Company’s Chief Executive Officer (“CEO”) provided the Company $30,000 in exchange for short-term 6% notes payable to meet the Company’s on-going operating expense obligations. As of March 31, 2022, and June 30, 2021, the Company had outstanding notes payable due to the CEO inclusive of accrued interest totaling $117,560 and $114,560, respectively. Additionally, our CEO provided cash proceeds, totaling $15,000 in September 2016 under a convertible note arrangement. The note matured in 2018 and remains outstanding. As of March 31, 2022, and June 30, 2021, the principal and interest due under the convertible note approximated $31,000 and $31,000, respectively. The note, along with accrued interest, is convertible into restricted common stock at rate of $0.0125 per share at the option of the Company’s CEO. By the terms of the convertible note, no additional interest was accrued during the three and nine months ended March 31, 2022, and during the fiscal year ended June 30, 2021.

As noted in Note 4, the Company acquired a 100% interest in Vital. As of the date of acquisition in February 2021, the Company was indebted to Vital totaling approximately $100,000 under a 6% promissory note payable arrangement. Upon consummation of the merger, the promissory note and related accrued interest were effectively eliminated. The Company did not make any cash payments under the promissory note arrangement through June 30, 2021. As of June 30, 2021, the balance of the inter-company note payable was eliminated in the consolidation.

In April 2021, the Company sold an individual a 4.67% non-controlling interest in VBH Kentucky, Inc. for cash proceeds totaling $100,000. The non-controlling interest holder also entered into a $100,000 12% convertible note payable with the Company in March 2021. The convertible note matures in March 2022 and is convertible into restricted common stock at $0.05 per share. In December 2021, the Company sold the same investor a 8.93% non-controlling interest in its wholly owned subsidiary, VBH Garden Grove Inc., for cash proceeds totaling $100,000.

Effective December 31, 2020, Dr. George D. Shoenberger was appointed as a Board member of the Company. As of the date of the appointment and through September 30, 2021, Dr. Shoenberger held a convertible note payable issued in 2016 with an initial principal balance of $50,000. As of March 31, 2022, and June 30, 2021, the outstanding principal and accrued interest balance due under the convertible note agreement totaled $100,000 and $100,000, respectively. The note, along with accrued interest, is convertible at the option of Dr. Shoenberger into restricted common stock of the Company at a conversion rate of $0.025 per share. The Company did not make any settlement arrangement to cure the default of the convertible note payable during the three and nine months ended March 31, 2022, and during the fiscal year ended June 30, 2021.

In May 2020, the Company entered into a 12% convertible note arrangement with a shareholder in which the Company received total cash proceeds of $50,000. The noteholder was a previous 59% owner of Vital prior to the Company’s acquisition. As of June 30, 2021, the Company converted the previously outstanding convertible note payable and accrued interest into 560,000 shares of restricted common stock. Upon consummation of the Vital acquisition, the noteholder was issued 10,000,000 shares of restricted common stock in exchange for the equity interest in Vital. In addition, the significant shareholder provided working capital advances totaling approximately $58,000 during the year ended June 30, 2021, of which approximately $51,000 was due and payable as of June 30, 2021. There were no outstanding payables due to the aforementioned significant shareholder as of March 31, 2022.

Throughout several of the most recent fiscal years, the Company received working capital advances from a significant shareholder. In December 2020, the Company settled the then outstanding obligations due to the shareholder totaling approximately $69,000 via the issuance of 3,900,000 shares restricted common stock. As a result of the settlement, the Company recognized a fiscal 2021 loss of approximately $23,000 measured as the difference between the re-acquisition price of the debt (as measured by the estimated fair value of the restricted common stock issued) and the carrying cost of the debt on the date of settlement. The significant shareholder is the lessor of the Company’s operating lease as of June 30, 2021. As of June 30, 2021, the Company owed the significant shareholder/lessor approximately $23,000 related to tenant improvement payments made on behalf of the Company. There were no outstanding payables due to the aforementioned significant shareholder as of March 31, 2022.

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

Included in accounts payable is $188,309 and $74,375 of payables to related parties as of March 31, 2022 and June 30, 2021, respectively.

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

Stock Payable

On September 2, 2021, the Company entered into certain Mutual Release and Settlement Agreement with Athens Common, LLC (“Athens Common”) to extinguish $31,310 of payables held by Athens Common. All parties agreed to a total exchange of 231,572 shares of common stock, par value $0.001 per share, as payment for the settlement along with $15,000 in cash. The shares were valued using the stock price $0.07 on the date of the agreement resulting in $16,210 recorded in equity as stock payable.

In March 2022, the Company issued the 231,572 shares of common stock valued at $16,210 which was recorded in equity as stock payable.

Warrants

In August 2021, the Company issued the lender 1,000,000 warrants convertible into restricted shares of common stock at an exercise price of $0.005 per share for a period of five years. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $66,000 as a discount.

The following table summarizes the Company's warrant transactions during the nine months ended March 31, 2022, and fiscal year ended June 30, 2021:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at year ended June 30, 2020	—	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at year ended June 30, 2021	—	$—
Granted	1,000,000	0.005
Exercised	—	—
Expired	—	—
Outstanding at nine months ended March 31, 2022	1,000,000	$0.005

Warrants granted in the nine months ended March 31, 2022, were valued using the Black Scholes Model with the risk-free interest rate of 0.78%, expected life 5 years, expected dividend rate of 0% and expected volatility of 420.52%.

NOTE 9 – OPERATING LEASES

As of March 31, 2022, the Company, through its Vital subsidiaries, has the following a non-cancelable lease arrangement:

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

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2022	$47,046
2023	112,171
2024	—
2025	—
2026	—
Total undiscounted cash payments	159,217
Less interest	(4,521)
Present value of payments	$154,696

The weighted average remaining term of the Company’s non-cancelable operating leases as of March 31, 2022, was approximately 10 months.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Our Business

Incorporation

We were incorporated in the state of Nevada on June 6, 1988.

Our Subsidiaries

Our wholly owned subsidiaries consist of the following

•	United Project Development Corporation (“United Project”), incorporated in Nevada on June 12, 2015.
•	Vital Behavioral Health, Inc. (“Vital”) incorporated in Nevada on October 1, 2020.
•	iMetabolic Corp (“iMetabolic”) incorporated in Nevada on July 1, 2013.

Vital’s subsidiaries consist of:

•	VBH Frankfort, LLC (“VBHF”)
•	VSL Frankfort LLC (“VSLF”)

The Vital Acquisition

On February 16, 2021, we completed a Stock Exchange Agreement with Vital and each of its shareholders, providing for:

•	Our acquisition of 100% of Vital’s outstanding shares via our issuance of 16,840,000 shares to Vital in exchange for 100% of Vital’s outstanding shares, at which time Vital became our wholly owned subsidiary.
•	Our acquiring Vital’s assets and assuming Vital’s liabilities and its 2 wholly owned subsidiaries, VBHF and VSLF.

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

VBH Kentucky, Inc.

VBH Kentucky has succeeded to all of the preexisting and intended operations of VBH Frankfort (a wholly owned predecessor entity of Vital), which substantially concluded all of its material operations as of May 3, 2021. VBH Kentucky will operate an outpatient substance abuse treatment facility in Frankfort, Kentucky, for which we have secured a lease as disclosed below. On August 26, 2021, we received a license to operate a non-hospital based alcohol and other drug treatment facility from the Kentucky Cabinet for Health and Family Services Office of the Inspector General.

VSL Frankfurt, LLC

VSL Frankfort will offer sober-designated living quarters for individuals who are in recovery in conjunction with the Frankfort, Kentucky facility operated by VBH Kentucky. We anticipate hiring 4 full time and 3 part time employees at our Frankfurt facility, including a full time Clinical Director.

VBH Garden Grove, Inc.

VBH Garden intends to identify substance use disorder treatment facilities located in California to provide a West Coast patient solution that is able to economically accept select insurance payors that facilitate a broader national patient base for Vital. VBH Garden has identified various potential license holders and facilities located in Southern California and is in the due diligence phase for transaction consideration; however, there are no binding transactions for any licenses or facilities in California as of March 31, 2022, and there are no assurances that any such transaction will be completed in the future.

VBH Garden Grove

VBH Garden Grove intends to identify substance use disorder treatment facilities located in California to provide patient solutions that are able to economically accept select insurance payors to facilitate a broader patient base for Vital. VBH Garden Grove has identified various potential license holders and facilities located in Southern California and is in the due diligence phase for transaction consideration; however, there are no binding transactions for any licenses or facilities in California as of March 31, 2022.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2022, and 2021.

Below is a summary of the results of operations for the three months ended March 31, 2022, and 2021.

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue:
Net revenue	$—	$—	$—	0.00%

Operating expenses
Professional fees	39,078	75,526	(36,448)	-48.26%
General and administrative	314,561	115,623	198,938	172.06%
Total operating costs and expenses	353,639	191,149	162,490	85.01%
Operating loss	(353,639)	(191,149)	(162,490)	85.01%

Interest expense, net	(48,531)	(9,388)	(39,143)	416.95%
Loss on change in fair value of derivative liability	(14,617)	—	(14,617)	0.00%
Net loss, before income taxes	(416,787)	(200,537)	(216,250)	107.84%
Benefit from income taxes	—	—	—	0.00%
Loss from operations	(416,787)	(200,537)	(216,250)	107.84%

Net loss	$(416,787)	$(200,537)	$(216,250)	-107.84%
Less: net loss attributable to non-controlling interest	(34,949)	—	(34,949)	100.00%
Net loss attributable to UPD Holding Corp.	$(381,838)	$(200,537)	$(181,301)	90.41%

Revenue and Cost of Revenue

We generated no revenue for the three months ended March 31, 2022, and 2021.

Professional Fees

We incurred professional fees of $39,078 and $75,526 for the three months ended March 31, 2022, and 2021, respectively. Our professional fees decreased by $36,448 for the three months ended March 31, 2022, compared to the same period in 2021, the decrease of which is primarily attributable to a decrease in accounting and legal fees.

As funding permits, we expect to incur higher professional fees associated with on-going development of our brand, customers, and other relationship development.

General and Administrative Expenses

For the three months ended March 31, 2022, and 2021, we incurred general and administrative expenses of $314,561 and $115,623, respectively, representing an increase of $198,938 for the three months ended March 31, 2022, compared to the same period in 2021. The $198,938 increase in general and administrative expenses is primarily attributable to our acquisition of VBH, Vital, and VSL consisting of the following expenses: rent expense and related facilities; payroll expenses; insurance expense and consulting fees.

We expect our expenses to increase over the next several periods should we be successful in our new business plan, which will primarily consist of facilities costs, management and other salaries, travel, and other corporate overhead.

Interest Expense

Interest expense was $48,531 and $9,388 for the three months ended March 31, 2022, and 2021, respectively, representing an increase of $39,143. The increase is primarily the result of the incurrence of new debt obligations totaling $558,000.

Change in Fair Value of Derivative Liabilities

As of March 31, 2022, the Company did not have enough authorized and unissued shares of common stock to settle all its convertible debt obligations. As a result, the Company recognized obligations to issue a total of 4,777,579 shares of common stock upon convertible debt conversion to derivative liabilities in the accompanying consolidated balance sheets. The value of the derivative liability moves in parallel with the movement of the market value of the shares of the Company. For the three months ended March 31, 2022, the Company recognized a loss on the change in the fair value of derivative liabilities of $14,617. The Company had derivative liability of $53,126 as of March 31, 2022 compared to $38,509 as of December 31, 2021.

Results of Operations for the Nine Months Ended March 31, 2022, and 2021.

Below is a summary of the results of operations for the nine months ended March 31, 2022, and 2021.

	For the Nine Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue:
Net revenue	$—	$—	$—	0.00%

Operating expenses
Professional fees	165,923	142,712	23,211	16.26%
General and administrative	823,269	120,815	702,454	581.43%
Total operating costs and expenses	989,192	263,527	725,665	275.37%
Operating loss	(989,192)	(263,527)	(725,665)	275.37%

Interest expense, net	(126,436)	(19,237)	(107,199)	557.25%
Gain on change in fair value of derivative liability	184,837	—	184,837	0.00%
Other income (expense), net	—	(23,402)	23,402	-100.00%
Net loss, before income taxes	(930,791)	(306,166)	(624,625)	204.02%
Benefit from income taxes	—	10,852	(10,852)	-100.00%
Loss from continuing operations	(930,791)	(295,314)	(635,477)	215.19%

Discontinued operations:
Gain on sale of discontinued operations, net of tax	—	240,312	(240,312)	-100.00%
Income from discontinued operations, net of tax	—	240,312	(240,312)	-100.00%
Net loss	$(930,791)	$(55,002)	$(875,789)	1,592.29%
Less: net loss attributable to non-controlling interest	(45,771)	—	(45,771)	0.00%
Net loss attributable to UPD Holding Corp.	$(885,020)	$(55,002)	$(830,018)	1,509.07%

Revenue and Cost of Revenue

We generated no revenue for the nine months ended March 31, 2022, and 2021.

Professional Fees

We incurred professional fees of $165,923 and $142,712 for the nine months ended March 31, 2022, and 2021, respectively. Our professional fees increased by $23,211 for the nine months ended March 31, 2022, compared to the same period in 2021. The increase is primarily attributable to accounting and legal fees.

As funding permits, we expect to incur higher professional fees associated with on-going development of our brand, customers, and other relationship development.

General and Administrative Expenses

For the nine months ended March 31, 2022, and 2021, we incurred general and administrative expenses of $823,269 and $120,815, respectively, representing an increase of $702,454 for the nine months ended March 31, 2022, compared to the same period in 2021. The $702,454 increase in general and administrative expenses is primarily attributable to our acquisition of VBH, Vital, and VSL consisting of the following expenses: rent expense and related facilities; payroll expenses; insurance expense and consulting fees

We expect our expenses to increase over the next several periods should we be successful in our new business plan, which will primarily consist of facilities costs, management and other salaries, travel, and other corporate overhead.

Interest Expense

Interest expense was $126,436 and $19,237 for the nine months ended March 31, 2022, and 2021, respectively, representing an increase of $107,199. The increase is primarily the result of the incurrence of new debt obligations totaling $558,000.

Change in Fair Value of Derivative Liabilities

As of March 31, 2022, the Company did not have enough authorized and unissued shares of common stock to settle all its convertible debt obligations. As a result, the Company recognized obligations to issue a total of 4,777,579 shares of common stock upon convertible debt conversion to derivative liabilities in the accompanying consolidated balance sheets. The value of the derivative liability moves in parallel with the movement of the market value of the shares of the Company. For the nine months ended March 31, 2022, the Company recognized a gain on the change in the fair value of derivative liabilities of $184,837. The Company had derivative liability of $237,963 as of June 30, 2021 compared to $53,126 as of March 31, 2022.

Discontinued Operations

On December 31, 2020, we completed the disposition of our prior RSB Operations. The primary consideration in the disposal was the purchaser’s assumption of liabilities totaling approximately $251,000. As a result of the assets acquired not having any book value, we recognized a gain on disposal of approximately $240,000, net of tax of approximately $11,000.

Liquidity and Capital Resources

As of March 31, 2022, we had a working capital deficit of approximately $1,530,301. Over the next twelve months, we have estimated that in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for general and administrative expenses primarily consisting of facilities costs payroll expenses and professional fees, which include accounting, legal and other professional fees, as well as filing fees.

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

For the nine months ended March 31, 2022, our operational cash flows primarily consisted of incurring expenses in the normal course of business at levels commensurate with its funding levels and resulting inabilities to commence commercially viable operations. Net cash used in operating activities was $715,314 during the nine months ended March 31, 2022 and consisted of a net loss of $930,791 and net increase change in operating assets and liabilities of $279,609 (consists of increase in accounts payable and accrued interest of $252,016 and $53,903, respectively and decrease in other assets of $26,310), which was offset by net non-cash items of $64,132. The primary non-cash items for the nine months ended March 31, 2022, consisted of change in derivative liabilities of $184,837 and offset by the depreciation and amortization of $32,407, non-cash warrant amortization of $38,500, amortization of debt discount of $33,588 and stock issued for settlement of debt of $16,210. The significant change in operating assets and liabilities was a gain in the fair value of derivative liabilities. We expect these operational cash uses to increase as we begin our operations in the first half of fiscal 2022.

Our investing activities consisted of acquiring property and equipment totaling $70,536. We expect to make additional capital expenditures as our rehabilitation facilities increase operations.

During the nine months ended March 31, 2022, we generated $773,333 of net cash from financing activities through the issuance of convertible debt and notes payable of $555,000, proceeds from sale of non-controlling interest of $250,000 and from related party notes payable of $3,000, which was offset by $34,667 payments on notes payable and accrued interest. We expect to continue our financing efforts throughout fiscal 2022.

Off-Balance Sheet Arrangements

During the nine months ended March 31, 2022, and the fiscal year ended June 30, 2021, we did not engage in any off-balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K.

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

Embedded Conversion Features and Other Equity-linked Instruments (Derivative Liabilities)

The Company classifies all of its embedded debt conversion features, and other derivative financial instruments as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contracts that contain reset provisions. The Company assesses classification of its equity-linked instruments at each reporting date to determine whether a change in classification between equity and liabilities (assets) is required. As of March 31, 2022, the Company did not have enough authorized and unissued shares to settle all outstanding equity-linked instruments resulting in the reclassification of certain instruments to liability. The Company reclassifies outstanding instruments based on allocating the unissued shares to contracts with the earliest inception date resulting in the contracts with the latest inception date being recognized as liabilities first.

The Company accounts for contracts convertible into common stock in excess of its authorized capital as derivative as liabilities. The derivative liabilities are re-measured at fair value with the changes in the value reported as a component of other income (expense) in the accompanying consolidated results of operations. The derivative liabilities are measured at fair value using a Black Scholes option pricing model. The model is based on assumptions including quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock and are classified within Level 3 of the fair value hierarchy as established by US GAAP. As of March 31, 2022, all derivative liability contracts are convertible into a fixed number of shares of common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company" (as defined by Item 10 of Regulation S-K), the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedure will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

Changes in Internal Control Over Financial Reporting

During the nine months ended March 31, 2022, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UPD HOLDING CORP.

Dated: May 16, 2022	By:	/s/ Mark W. Conte
Mark W. Conte
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2022	By:	/s/ Mark W. Conte
Mark W. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)

