Form 10-K
period 2022-06-30
UPD HOLDING CORP.
filed 2023-04-05
CIK 836937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☒   No ☐

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of December 31, 2021 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $4,745,391.

As of March 28, 2023, the registrant had 194,982,479 shares of its $0.005 par value common stock issued and outstanding.

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

On January, 5, 2022, VBH Garden Grove Inc., a Nevada corporation, changed its name to VBH Georgia Inc.

VBH Kentucky, Inc.

VBH Kentucky succeeded to all of the preexisting and intended operations of VBH Frankfort (a wholly-owned predecessor entity of Vital), which substantially concluded all of its material operations as of May 3, 2021. VBH Kentucky operates an outpatient substance abuse treatment facility in Frankfort, Kentucky, for which we have secured a lease as disclosed below. On August 26, 2021, we received a license to operate a non-hospital based alcohol and other drug treatment facility from the Kentucky Cabinet for Health and Family Services Office of the Inspector General.

VSL Frankfort, LLC

VSL Frankfort will offer sober-designated living quarters for individuals who are in recovery in conjunction with the Frankfort, Kentucky facility operated by VBH Kentucky. We anticipate hiring 4 full time and 3 part time employees at our Frankfort facility, including a full time Clinical Director.

VBH Georgia, Inc.

 VBH Georgia Inc. leased a facility in Fayetteville, Georgia beginning August 1, 2021 for an initial term of 18 months with a 5-year extension option. The facility is intended be used for in-patient services upon the receipt of regulatory approval.

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

RSB's business model was based upon a contract brewer and U.S. west coast distribution model that was permanently impacted by the loss of both its contract brewer and its statewide California distributor in close time proximity. In connection therewith, , RSB's original contract brewer, Mendocino Brewing Company, filed for bankruptcy and ceased to provide contract brewing services, and RSB's California distributor, Young's Market Company, LLC, exited the beer distribution business in California. RSB’s efforts to replace those vendors, however, were unsuccessful, and we determined that it was in our best interests to exit the adult beverage business in favor of the health and wellness business.

iMetabolic Corporation – Weight Loss and Weight Management Products

On July 1, 2013, we formed iMetabolic Corporation (“IMET”) in Nevada for the purpose of marketing products under the brand “iMetabolic” that previously were sold by the brand’s licensor, International Metabolic Institute LLC (“IMI”), as well trademark rights to IMET on July 22, 2013 (the “License”).  The License was amended on March 16, 2015 to clarify IMET’s and IMI’s future rights. IMI produced a line of weight loss and weight management products, including, but not limited to, proprietary blend meal replacements, dietary specialty foods, and nutraceuticals, which are sold at IMI’s company store and doctors’ offices pursuant to a reservation of rights by IMI in the License and on IMI’s website at www.imetabolic.com.  On October 5, 2021, pursuant to a termination agreement with IMET, we terminated IMI’s business and the license.

DESCRIPTION OF OUR CURRENT BUSINESS – REHABILITATION SERVICES

The Lexington, Kentucky Lease and Lease Cancellation

On January 14, 2021, our wholly owned subsidiary, United Product Development Corporation, entered into a commercial lease with Athens Commons, LLC, a Kentucky limited liability company, for the lease of a 88,740 square foot building at 5532 Athens Boonsboro Road, Lexington, Kentucky (the “Lexington Lease”). The Lexington Lease is for a 5-year term with options to renew for 2 additional 5-year terms. The effective beginning date of the Lexington Lease term was January 14, 2021. The Lexington Lease provides for minimum monthly rent of $50,000 for the first lease year and a 3% rental increase for each succeeding lease year. We were only obligated to pay $20,000 per month for up to the first six months until the property was re-zoned and licensed for our planned rehabilitation operations. The Lexington Lease has an option to cancel the lease during the first six months if it is unable to obtain re-zoning approval and applicable regulatory licensing.

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

The Fayetteville, Georgia Lease

 VBH Georgia Inc. leased a facility in Fayetteville, Georgia beginning August 1, 2021 with an initial base rent of $13,617 per month for an initial term of 18 months with a 5-year extension option. The facility is intended be used for in-patient services upon the receipt of regulatory approval. The Company estimated the lease liability associated with the facility using a discount rate of 7.7%. The discount rate is based on an estimate of the Company’s incremental borrowing rate for a term similar to the lease term on the commencement date.

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

We intend that our treatment facilities will be enrolled in Medicare or Medicaid and will bill and accept payments from those governmental programs. In most cases, it takes between 45 and 90 days for a Medicaid application to be processed and either accepted or denied by the state Medicaid office. However, depending on the circumstances and the state in which one resides, the application process could be shorter or longer. Most facilities that accept Medicaid generally provide programs with some degree of medical care and substance rehabilitation, including group and individual therapy, 12-step meetings, and other recovery activities, on a 24 hours per day basis in a highly structured setting. Short-term programs may last between 3 and 6 weeks and be followed by outpatient therapy. Long-term programs often last between 6 and 12 months and focus on re-socializing patients as they prepare to re-enter their communities. Intensive outpatient services (IOPs) typically offer at least 9 hours of therapy per week in sets of three 3-hour sessions, and some studies have found them to be similar to residential and inpatient programs in both services and effectiveness.

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

We plan to offer a full spectrum of treatment services to patients based upon individual needs that are assessed through comprehensive evaluations at admission and throughout their participation in the program. The assignment and frequency of services will correspond to individualized treatment plans within the context of the level of care and treatment intensity level.

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

Competition

Our competitors have greater assets, revenues, operational resources and financial resources than we do. The market for mental health and substance abuse treatment facilities is highly fragmented with approximately 15,163 different companies providing services to the adult and adolescent population, of which only 30% are operated by for-profit organizations (Source: IBISworld 2023 Data on Substance Abuse Treatment Facilities). Our inpatient treatment facilities will compete with several national competitors and many regional and local competitors. Some of our competitors are government entities that are supported by tax revenue, and others are non-profit entities that are primarily supported by endowments and charitable contributions. We do not receive financial support from these sources. Some larger companies in our industry compete with us on a national scale and offer substance use treatment services among other behavioral healthcare services. To a lesser extent, we also compete with other providers of substance use treatment services, including other inpatient behavioral healthcare facilities and general acute care hospitals.

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

With HHS’s 2022 updates to penalty amounts, violations of the HIPAA privacy and security regulations may result in civil penalties of up to $60,973 per violation for a maximum civil penalty of $1,919,173 in a calendar year for violations of the same requirement. These penalties will increase annually based on updates to the consumer price index. HIPAA also provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining or disclosing protected health information with the intent to sell, transfer, or use such information for commercial advantage, personal gain, or malicious harm. In addition, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. HHS is required to impose penalties for violations resulting from willful neglect and to perform compliance audits.

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

Employees

Effective as of July 1, 2021, we entered into 12 month consulting agreements with CEO Mark Conte and COO Patrick Ogle, providing for compensation of $5,000 per month to each officer for public company administration and behavioral health treatment facility operations No directors were compensated in Fiscal Years 2020 or 2021. We do not currently have a formal plan for compensating our directors.

Our wholly owned subsidiary, VDH Kentucky, Inc. has the following employees:

•	7 Salary Employees
•	4 Hourly Employees
•	1 Director of Operations

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

In its report on our financial statements for the year ended June 30, 2022, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We may be subject to Integration Risks

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

Expected benefits of acquisitions may not materialize.

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

Assumptions of unknown liabilities may adversely affect our business

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

We may be subject to additional acquisition risks.

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

We may encounter risks associated with managing our growth, which would adversely affect our results of operations.

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

We are authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock of which 194,982,479 shares of common stock are issued and outstanding and 100,000 shares of preferred stock are issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock and preferred stock, and to determine the rights, preferences, and privileges of shares of our preferred stock, without consent of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Despite these challenges, the Company has been able to continue as a going concern and has achieved certain operational successes that mitigate the historical trends of the Company. These recent successes, specifically occurring during the fiscal years ended June 30, 2022 and 2021, include the following:

•	In February 2021, the Company consummated the acquisition of Vital Behavioral Health, Inc. and its wholly owned subsidiaries via the issuance of equity which provides an opportunity to generate material operational revenues from in and out-patient rehabilitation services.
•	On April 4, 2022, the Company entered into a Preferred Stock Agreement to raise Two Million Five Hundred Thousand Dollars ($2,500,000) from the sale of its Series A Preferred Stock at a price of One Dollar ($1.00) per share for use in making capital improvements to its facilities, in developing its business, and as general working capital. Purchase to occur at $100,000 per month until approximately April 2024.

Plan of Operations

Subsequent to the entry into the rehabilitation services industry, primarily through the acquisition of Vital Behavioral and subsidiaries, we initiated the following plan of operations.

Capital Raising Activities (Current Commitments, Future Plans, Estimated Timelines)

•	As mentioned above, on April 4, 2022, the Company entered into a Preferred Stock Agreement to raise Two Million Five Hundred Thousand Dollars ($2,500,000) from the sale of its Series A Preferred Stock at a price of One Dollar ($1.00) per share for use in making capital improvements to its facilities, in developing its business, and as general working capital. Purchase to occur at $100,000 per month until approximately April 2024. To date, this agreement has not performed monthly as anticipated and is behind on its commitment. At the close of the fiscal year ended June 30, 2022, two monthly installments had not been received.
•	On August 26, 2021, the Company entered into a loan agreement whereby the Lender lent us $500,000. The loan bears interest at 12% per annum, payable monthly, and matures with a principal balloon payment on August 19, 2022. As additional consideration for the loan, the Company also issued the lender One Million Warrants exercisable into One Million Common Stock Shares at an exercise price of $0.005 per share. This lender has expressed a willingness and preference for increasing this loan principal size to $1,000,000.

Operational Accomplishments/Paths to Revenue (Licensing Timelines, Additional Facilities, Future Acquisitions):

•	On August 1, 2021, the Company’s subsidiary VSL Frankfort LLC leased 10 apartments that are intended to provide sober living accommodations for patients of the outpatient facility for the Company’s subsidiary VBH Kentucky Inc. in Frankfort, Kentucky. Each unit will accommodate multiple patients on a weekly pay basis.
•	On August 26, 2021, the Company’s subsidiary VBH Kentucky Inc. received approval of its first license to operate an intensive outpatient facility for the treatment of substance use disorders in the Commonwealth of Kentucky. Substantially all costs to finish, and outfit the facility have been expended.
•	All facilities are intended to accept Medicaid and Medicare, out-of-network insurance and private pay patients.
•	As of the close of the fiscal year ended June 30, 2022, Vital Behavioral Health, Inc. and its subsidiaries had a census of approximately 50 patients and the Company had collected $38,190 beginning in April 2022 with census and trajectory to add approximately 10 additional patients per quarter and collections ramping up toward $100,000 per month.

RESULTS OF OPERATIONS

Results of Operations for the years ended June 30, 2022, and June 30, 2021.

	For the Years Ended June 30,

	2022	2021	$ Change	% Change
Revenue:
Net revenue	$38,190	$—	$38,190	100.00%

Operating expenses
Professional fees	199,036	208,688	(9,652)	-4.63%
General and administrative	1,136,209	268,051	868,158	323.88%
Total operating costs and expenses	1,335,245	476,739	858,506	180.08%
Operating loss	(1,297,055)	(476,739)	(820,316)	172.07%

Interest expense, net	(170,804)	(28,459)	(142,345)	500.18%
Gain (loss) on change in fair value of derivative liability	167,236	(212,963)	380,199	-178.53%
Other expense, net	—	(23,402)	23,402	-100.00%
Loss from continuing operations	(1,300,623)	(741,563)	(559,060)	75.39%

Discontinued operations:
Gain on sale of discontinued operations, net of tax	—	251,164	(251,164)	-100.00%
Income from discontinued operations, net of tax	—	251,164	(251,164)	-100.00%
Net loss	$(1,300,623)	$(490,399)	$(810,224)	165.22%
Less: net loss attributable to non-controlling interest	(87,646)	(4,934)	(82,712)	1676.37%
Net loss attributable to UPD Holding Corp.	$(1,212,977)	$(485,465)	$(710,604)	146.38%

Revenue and Cost of Revenue

Beginning in April 2022 we started generating revenues from behavioral health treatment services at our inpatient and outpatient treatment facilities located in Kentucky. Revenue for the year ended June 30, 2022 was $38,190 compared to no revenue for the year ended June 30, 2021.

Professional Fees

We incurred professional fees of $199,036 and $208,688 for the years ended June 30, 2022, and 2021, respectively. Our professional fees decreased by $9,652 for the year ended June 30, 2022, compared to the same period in 2021, the decrease of which is primarily attributable to a decrease in accounting and legal fees.

As funding permits, we expect to incur higher professional fees associated with on-going development of our brand, customers, and other relationship development.

General and Administrative Expenses

For the years ended June 30, 2022, and 2021, we incurred general and administrative expenses of $1,136,209 and $268,051, respectively, representing an increase of $868,158 for the year ended June 30, 2022, compared to the same period in 2021. The $868,158 increase in general and administrative expenses is primarily attributable to our acquisition of VBH, Vital, and VSL consisting of the following expenses: rent expense and related facilities; payroll expenses; insurance expense and consulting fees.

We expect our expenses to increase over the next several periods should we be successful in our new business plan, which will primarily consist of facilities costs, management and other salaries, travel, and other corporate overhead.

Interest Expense

Interest expense was $170,804 and $28,459 for the years ended June 30, 2022, and 2021, respectively, representing an increase of $142,345. The increase is primarily the result of the incurrence of new debt obligations totaling $564,000.

Change in Fair Value of Derivative Liabilities

As of June 30, 2022, the Company did not have enough authorized and unissued shares of common stock to settle all its convertible debt obligations. As a result, the Company recognized obligations to issue a total of 4,866,679 shares of common stock upon convertible debt conversion to derivative liabilities in the accompanying consolidated balance sheets. The value of the derivative liability moves in parallel with the movement of the market value of the shares of the Company. For the year ended June 30, 2022, the Company recognized a gain on the change in the fair value of derivative liabilities of $167,236. The Company had derivative liability obligations of $70,727 as of June 30, 2022 compared to $237,963 as of June 30, 2021.

Discontinued Operations

On December 31, 2020, we completed the disposition of our prior RSB Operations. The primary consideration in the disposal was the purchaser’s assumption of liabilities totaling approximately $251,000. As a result of the assets acquired not having any book value, we recognized a gain on disposal of approximately $251,164, net of tax of approximately $11,000.

Liquidity and Capital Resources

As of June 30, 2022, we had a working capital deficit of approximately $1,748,265. Over the next twelve months, we have estimated that in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for general and administrative expenses primarily consisting of facilities costs, payroll expenses and professional fees, which include accounting, legal and other professional fees, as well as filing fees.

We believe we will be able to meet these costs by raising additional funds through various financing sources, including the sale of our common or preferred stock and the procurement of commercial debt financing, and through our operations which are expected to commence during the second quarter of fiscal 2023. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. Further, we have recently entered the rehabilitation services industry and may not be able to operate our facilities at levels sufficient to meet our on-going obligations.

For the year ended June 30, 2022, our operational cash flows primarily consisted of incurring expenses in the normal course of business at levels commensurate with its funding levels and resulting inabilities to commence commercially viable operations. Net cash used in operating activities was $800,750 during the year ended June 30, 2022 and consisted of a net loss of $1,300,623 and net change in operating assets and liabilities of $511,757, offset by net non-cash items of $11,884. The primary non-cash items for the year ended June 30, 2022, consisted of change in derivative liabilities of $167,236 and offset by the depreciation and amortization of $44,503, non-cash warrant amortization of $55,000, amortization of debt discount of $39,639 and stock issued for settlement of debt of $16,210. The significant change in operating assets and liabilities was a gain in the fair value of derivative liabilities. We expect these operational cash uses to increase as we begin our operations in the first half of fiscal 2023.

Our investing activities consisted of acquiring property and equipment totaling $75,819. We expect to make additional capital expenditures as our rehabilitation facilities increase operations.

During the year ended June 30, 2022, we generated $863,083 of net cash from financing activities through the issuance of convertible debt and notes payable of $564,000, proceeds from the sale of non-controlling interest of $250,000, proceeds from issuance of preferred stock of $100,000 and from related party notes payable of $3,000, which was offset by $53,917 of payments on notes payable and accrued interest. We expect to continue our financing efforts throughout fiscal 2023.

Off-Balance Sheet Arrangements

During the fiscal years ended June 30, 2022, and 2021, we did not engage in any off-balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K.

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

Embedded Conversion Features and Other Equity-linked Instruments (Derivative Liabilities)

The Company classifies all of its embedded debt conversion features, and other derivative financial instruments as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contracts that contain reset provisions. The Company assesses classification of its equity-linked instruments at each reporting date to determine whether a change in classification between equity and liabilities (assets) is required. As of June 30, 2022, the Company did not have enough authorized and unissued shares to settle all outstanding equity-linked instruments resulting in the reclassification of certain instruments to liability. The Company reclassifies outstanding instruments based on allocating the unissued shares to contracts with the earliest inception date resulting in the contracts with the latest inception date being recognized as liabilities first.

The Company accounts for contracts convertible into common stock in excess of its authorized capital as derivative as liabilities. The derivative liabilities are re-measured at fair value with the changes in the value reported as a component of other income (expense) in the accompanying consolidated statements of operations. The derivative liabilities are measured at fair value using a Black Scholes option pricing model. The model is based on assumptions including quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock and are classified within Level 3 of the fair value hierarchy as established by US GAAP. As of June 30, 2022, all derivative liability contracts are convertible into a fixed number of shares of common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - Financial Statements and Supplementary Data

UPD HOLDING CORP.

38

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

UPD Holding Corp. and Subsidiaries

Reno, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of UPD Holding Corp. and Subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not yet established an ongoing source of revenue, suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Tax Provision

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company’s income tax expense includes U.S. and state income taxes. Deferred tax assets and liabilities are recognized for the consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities. The tax rate used to determine the deferred tax assets and liabilities is based on the enacted tax rate for the year and the manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

We identified management’s calculation of income tax expense and deferred tax assets and liabilities (net of valuation allowance) as a critical audit matter because of the significant judgments and estimates management makes to determine these amounts. Performing audit procedures to evaluate the reasonableness of management’s interpretation of tax law in its estimate of the associated provisions and tax charges required a high degree of auditor judgment and increased effort. Our audit procedures consisted of 1) evaluating historical tax filings, and 2) assessing the reasonableness of the valuation allowance.

Accounting for Embedded Derivative Liabilities Related to Convertible Notes Payable

As described in Notes 2 and 6 to the financial statements, the Company had embedded debt conversion features, and other derivative financial instruments which required complex accounting considerations and significant estimates.

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

/s/ WSRP, LLC

We have served as the Company's auditor since 2019.

Salt Lake City, Utah

April 5, 2023

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UPD Holding Corp.

Consolidated Balance Sheets

As of

	June 30,	June 30,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$2,928	$16,414
Accounts receivable, net	24,220	—
Total current assets	27,148	16,414

Property and equipment, net	71,359	40,043
Right of use asset, net	108,576	42,447
Other assets	28,675	2,365
Goodwill	416,981	416,981
Total assets	$652,739	$518,250

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$640,870	$155,394
Accrued interest	114,145	83,799
Convertible notes payable, net of discount	218,987	162,548
Derivative liability	70,727	237,963
Notes payable, net	503,083	—
Related party notes payable	117,560	114,560
Lease liability	110,041	26,206
Total current liabilities	1,775,413	780,470
Lease liability, net of current portion	—	16,241
Total liabilities	1,775,413	796,711

Commitments and Contingencies
Stockholders' deficit
Preferred stock, $0.01 par value; 10,000,000 authorized, 100,000 issued and outstanding at June 30, 2022	1,000	—
Common stock, $0.005 par value; 200,000,000 shares authorized; 194,982,479 and 194,750,907 issued and outstanding at June 30, 2022 and June 30, 2021, respectively	974,913	973,755
Additional paid-in-capital	3,012,414	2,558,162
Accumulated deficit	(5,017,451)	(3,804,474)
Total UPD Holding Corp. stockholders' deficit	(1,029,124)	(272,557)
Non-controlling interest	(93,550)	(5,904)
Total stockholders' deficit	(1,122,674)	(278,461)
Total liabilities and stockholders' deficit	$652,739	$518,250

The accompanying notes are an integral part of these Consolidated Financial Statements

UPD Holding Corp.

Consolidated Statements of Operations

	For the Years Ended
	June 30,	June 30,
	2022	2021
Revenues:
Net revenue	$38,190	$—

Operating costs and expenses:
Professional fees	199,036	208,688
General and administrative	1,136,209	268,051
Total operating costs and expenses	1,335,245	476,739
Operating loss	(1,297,055)	(476,739)

Other income (expense):
Interest expense, net	(170,804)	(28,459)
Gain/(loss) on change in fair value of derivative liability	167,236	(212,963)
Other expense net	—	(23,402)
Loss from continuing operations	(1,300,623)	(741,563)

Discontinued operations:
Gain on sale of discontinued operations, net of tax	—	251,164
Income from discontinued operations, net of tax	—	251,164
Net loss	$(1,300,623)	$(490,399)
Less: net loss attributable to non-controlling interest	(87,646)	(4,934)
Net loss attributable to UPD Holding Corp.	$(1,212,977)	$(485,465)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	0.00	0.00
Basic and diluted earnings (loss) per share from:	$(0.01)	$(0.00)

Weighted average shares outstanding
Basic and diluted	194,815,620	181,006,414

The accompanying notes are integral part of these Consolidated Financial Statements

UPD Holding Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Year Ended June 30, 2022

							Total
							UPD Holding
					Additional		Corp.		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, June 30, 2021	-	$-	194,750,907	$973,755	$2,558,162	$(3,804,474)	$(272,557)	$(5,904)	$(278,461)
Beneficial conversion feature for convertible debt	-	-	-	-	24,200	-	24,200	-	24,200
Fair value of warrants issued with debt	-	-	-	-	66,000	-	66,000	-	66,000
Debt settlement	-	-	231,572	1,158	15,052	-	16,210	-	16,210
Sale of non-controlling interest	-	-	-	-	250,000	-	250,000	-	250,000
Issuance of preferred stock for cash	100,000	1,000	-	-	99,000	-	100,000	-	100,000
Net loss	-	-	-	-	-	(1,212,977)	(1,212,977)	(87,646)	(1,300,623)
Balance, June 30, 2022	100,000	$1,000	194,982,479	$974,913	$3,012,414	$(5,017,451)	$(1,029,124)	$(93,550)	$(1,122,674)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPD Holding Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Year Ended June 30, 2021

							Total
							UPD Holding
					Additional		Corp.		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, June 30, 2020	-	$-	172,450,907	$862,255	$1,872,632	$(3,319,009)	$(584,122)	$-	$(584,122)
Issuance of common stock for conversion of debt and interest	-	-	4,460,000	22,300	124,570	-	146,870	-	146,870
Issuance of common stock for acquisition of Vital Behavioral Health, Inc.	-	-	16,840,000	84,200	437,840	-	522,040	-	522,040
Cash received for minority interest in VBH Kentucky Inc.	-	-	-	-	100,970	-	100,970	(970)	100,000
Reclassification of convertible instrument	-	-	-	-	(25,000)	-	(25,000)	-	(25,000)
Beneficial conversion feature for convertible debt	-	-	-	-	25,000	-	25,000	-	25,000
Stock based compensation	-	-	1,000,000	5,000	22,150	-	27,150	-	27,150
Net loss	-	-	-	-	-	(485,465)	(485,465)	(4,934)	(490,399)
Balance, June 30, 2021	-	$-	194,750,907	$973,755	$2,558,162	$(3,804,474)	$(272,557)	$(5,904)	$(278,461)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPD Holding Corp.

Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,300,623)	$(490,399)
Gain on sale of discontinued operations	—	(251,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44,503	6,702
Stock-based compensation	—	27,150
Loss on settlement of debt	—	23,402
(Gain) loss on change in fair value of derivative liability	(167,236)	212,963
Non-cash warrant amortization	55,000	—
Amortization of debt discount and issuance costs	39,639	7,548
Stock issued for settlement of debt	16,210	—
Changes in operating assets and liabilities:
Accounts receivable	(24,220)	—
Other assets	(26,310)	(2,365)
Asset held for sale	—	755
Accrued interest	75,346	20,911
Accounts payable	486,941	112,469
Net cash used in operating activities-continued operations	(800,750)	(332,028)
Net cash used in operating activities-discontinued operations	—	(815)
Net cash used in operating activities	(800,750)	(332,843)

Cash flows from investing activities:
Purchase of property and equipment	(75,819)	(46,745)
Cash acquired in business combination	—	10,284
Net cash used in investing activities	(75,819)	(36,461)

Cash flows from financing activities:
Proceeds from related party notes payable	3,000	30,000
Proceeds from issuance of preferred stock, net	100,000	—
Proceeds from issuance of convertible notes payable	41,000	115,000
Proceeds from issuance notes payable	523,000	120,000
Payments on notes payable	(53,917)	—
Proceeds from sale of non-controlling interest	250,000	100,000
Net cash provided by financing activities	863,083	365,000

Net decrease in cash and cash equivalents	(13,486)	(4,304)
Cash and cash equivalents at beginning of period	16,414	20,718
Cash and cash equivalents at end of period	$2,928	$16,414

Cash paid for income taxes	$—	$—
Cash paid for interest	$45,709	$—

Non-Cash Supplemental Disclosures
Debt settlement with stock payable	$16,210	$140,870
Debt discount on convertible notes	$24,200	$—
Warrant discount issued on debt	$66,000	$—
Notes payable forgiven in for asset disposition	$—	$92,225
Notes payable forgiven in business acquisition	$—	$120,000
Common stock issued for asset acquisition	$—	$522,040

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

On January 5, 2022, VBH Garden Grove Inc., a Nevada corporation, changed its name to VBH Georgia Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company consolidates the assets, liabilities, and operating results of its wholly owned and majority-owned subsidiaries: (i) iMetabolic Corp, a Nevada corporation; (ii) United Product Development Corp., a Nevada corporation; (iii) Vital Behavioral Health, Inc., a Nevada corporation (since February 16, 2021); (iv) VBH Frankfort LLC, a Nevada limited liability company (since February 16, 2021); (v) VSL Frankfort LLC, a Nevada limited liability company (since February 16, 2021); (vi) VBH Georgia Inc., a Nevada corporation (since February 17, 2021); (vii) VBH Kentucky Inc., a Nevada corporation (since March 16, 2021); and (viii) Record Street Brewing Co., a Nevada corporation (through December 31, 2020). All intercompany accounts and transactions have been eliminated in consolidation.

 Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days of less at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. As of June 30, 2022 and June 30, 2021, the Company did not have any cash equivalents or cash deposits in excess of the federally insured limits.

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

At the lease commencement date, the Company recognizes a right-of-use asset and a lease liability for all leases, except short-term leases with an original term of twelve months or less. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the future lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any prepayments to the lessor and initial direct costs such as brokerage commissions, less any lease incentives received. All right-of-use assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets. The lease liability is initially measured at the present value of the lease payments, discounted using the rate implicit in the contract if available or an estimate of our incremental borrowing rate for a collateralized loan with the same term as the underlying lease. The discount rates used for the initial measurement of lease liabilities as of the date of entry were based on the original lease terms.

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

Accounts Receivable

The Company records accounts receivable from insurance companies and government program payors based on our estimate of the amount that payors will pay us for the services performed less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 for the years ended June 30, 2022 and 2021.

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

Advertising Expense

The Company recognizes advertising expense in the period in which it is incurred. For the fiscal years ended June 30, 2022 and 2021 the Company incurred advertising expense of $4,023 and $11,500, respectively included in general and administrative expense in the accompanying consolidated statements of operations.

Revenue Recognition

The Company generates revenue from behavioral health treatment services at our inpatient and outpatient treatment facilities, which will be derived from personally funded patients (i.e., private payor), insurance companies (e.g., United Healthcare and Blue Cross and Blue Shield), and government program payors (e.g., Medicaid and Medicare) that act as the primary payment or reimbursement source of funds for our patient services. Beginning in April 2022 we started generating revenues from behavioral health treatment services at our inpatient and outpatient treatment facilities located in Kentucky.

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

Derivative Liabilities

The Company classifies all of its embedded debt conversion features, and other derivative financial instruments as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contracts that contain reset provisions. The Company assesses classification of its equity-linked instruments at each reporting date to determine whether a change in classification between equity and liabilities (assets) is required. As of June 30, 2022, the Company did not have enough authorized and unissued shares to settle all outstanding equity-linked instruments resulting in the reclassification of certain instruments to liability. The Company reclassifies outstanding instruments based on allocating the unissued shares to contracts with the earliest inception date resulting in the contracts with the latest inception date being recognized as liabilities first.

The Company accounts for contracts convertible into common stock in excess of its authorized capital as derivative liabilities. The derivative liabilities are re-measured at fair value with the changes in the value reported as a component of other income (expense) in the accompanying results of operations. The derivative liabilities are measured at fair value using a Black Scholes option pricing Model. The model is based on assumptions including quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock and are classified within Level 3 of the fair value hierarchy as established by US GAAP. As of June 30, 2022, all derivative liability contracts are convertible into a fixed number of shares of common stock.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	June 30,
	2022	2021

Furniture and fixtures	$26,438	$5,304
Computer equipment and software	18,466	18,465
Leasehold improvements	77,660	22,976
Property and equipment	122,564	46,745
Accumulated depreciation	(51,205)	(6,702)
Property and equipment, net	$71,359	$40,043

Depreciation for the years ended June 30, 2022 and 2021 were $44,503 and $6,702, respectively.

NOTE 6 – NOTES AND CONVERTIBLE NOTES PAYABLE

The Company’s notes payable consists of the following:

Note Description	June 30, 2022	June 30, 2021
Notes payable:
Related party notes payable due on demand a nominal interest rate of 6%	$117,560	$114,560
Notes payable due August 2022 a nominal interest rate of 12%	500,000	-
Notes payable due May 2023 a nominal interest rate of 7.95%	14,083	-
Total notes payable	$631,643	$114,560
Unamortized discount	(11,000)	-
Notes payable, net	620,643	-
Accrued interest	25,235	13,199
Total notes payable, net	$645,878	$127,759

During the year ended June 30, 2022, the Company did not have the financial resources to make current payments on these notes payable. All of the outstanding notes payable due to officers of the Company who have informally agreed to defer payment until such time as the Company’s liquidity improves however, they are under no formal obligation to continue to do so and may demand payment. The Company has not incurred significant penalties associated with the current defaults.

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

During the year ended June 30, 2022, the Company entered into various promissory notes with a lender in which the Company received cash payments totaling $23,000. The promissory notes mature from November 2022 to May 2023 and each carries an interest rate of 7.95% per annum. The Company is required to make monthly interest payments with outstanding principal and interest due on the maturity date.

The Company’s convertible notes payable consist of the following:

	June 30,	June 30,
Convertible Note Description	2022	2021

Notes payable convertible into common stock at $0.025 per share;
nominal interest rate of 12%; and matured in April 2018 (related
party)	$65,000	$65,000
Notes payable convertible into common stock at $0.05 per share; nominal interest rate of 12%; and matures in March 2022	100,000	100,000
Notes payable convertible into common stock at $0.10 per share; nominal interest rate of 12%; and matures in February 2022	15,000	15,000
Notes payable convertible into common stock at $0.05 per share; nominal interest rate of 12%; and matures in July 2022	41,000	-
Total convertible notes payable	$221,000	$180,000
Unamortized discount	(2,013)	(17,452)
Convertible notes payable, net	218,987	162,548
Accrued interest	88,910	70,600
Total convertible notes payable, net	$307,897	$233,148

The principal and interest of the Company’s outstanding convertible notes, with the exception of the related party notes totaling $65,000 that matured in April 2018, automatically convert to shares of common stock at $0.05 or $0.10 per share upon maturity if not paid in full prior to maturity. The Company did not make any monthly interest payments on its outstanding convertible notes payable.

During the year ended June 30, 2021, a note holder became a related party through the acquisition (in a private transaction not involving the Company) of shares of outstanding common stock in excess of 5%. In October 2020, the Company issued the related party a note payable for total cash proceeds of $100,000. In February 2021, the Company acquired Vital, the previous holder of the note.

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

As of June 30, 2022, the Company did not have enough authorized and unissued shares of common stock to settle all its convertible debt obligations. As a result, the Company recognized obligations to issue a total of 4,866,679 shares of common stock upon convertible debt conversion to derivative liabilities in the accompanying consolidated balance sheets. The Company measures the changes in the fair value of its derivative obligations using a Black-Scholes option pricing model with a volatility assumption of 254.20%; an expected term equal to the remaining term of the contract on the reclassification date (between eight to twelve months for fiscal 2022); a risk-free rate of approximately 2.8%; and conversion prices of $0.10 (174,000 shares), $0.05 (3,230,200 shares), and $0.025 (1,462,479 shares). The value of the derivative liability moves in parallel with the movement of the market value of the shares of the Company. For the year ended June 30, 2022, the Company recognized a gain on the change in the fair value of derivative liabilities of $167,236 in other income (loss) in the accompanying consolidated statements of operations. The Company had derivative liability obligations of $70,727 as of June 30, 2022 compared to $237,963 as of June 30, 2021.

During the years ended June 30, 2022, and June 30, 2021, the Company received $567,000 and $265,000, respectively, from funding on new notes and convertible notes. The Company made $53,917 and $0, respectively of payments on the outstanding notes, convertible notes payable and accrued interest, and recorded $76,164 and $20,911, respectively of interest expense and $94,639 and $7,548, respectively of debt discount amortization expense. As of June 30, 2022, and June 30, 2021, the Company had approximately $114,145 and $83,799, respectively of accrued interest. As of June 30, 2022, and June 30, 2021, the principal balance of outstanding notes and convertible notes payable was $852,643 and $294,560, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the fiscal years ended June 30, 2022 and 2021, the Company’s Chief Executive Officer (“CEO”) provided the Company $43,000 in exchange for short-term 6% notes payable to meet the Company’s on-going operating expense obligations. As of June 30, 2022 and 2021, the Company had outstanding notes payable due to the CEO inclusive of accrued interest totaling $46,790 and $41,225, respectively. Additionally, our CEO provided cash proceeds, totaling $15,000 in September 2016 under a 12% convertible note arrangement. The note matured in 2018 and remains outstanding. As of June 30, 2022 and 2021, the principal and interest due under the convertible note approximated $31,000 and $31,000, respectively. The note, along with accrued interest, is convertible into restricted common stock at rate of $0.0125 per share at the option of the Company’s CEO. By the terms of the convertible note, no additional interest was accrued during the fiscal year ended June 30, 2022 and 2021.

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

Effective December 31, 2020, Dr. George D. Shoenberger was appointed as a Board member of the Company. As of the date of the appointment and through September 30, 2021, Dr. Shoenberger held a 12% convertible note payable issued in 2016 with an initial principal balance of $50,000. As of June 30, 2022, and June 30, 2021, the outstanding principal and accrued interest balance due under the convertible note agreement totaled $100,000 and $100,000, respectively. The note, along with accrued interest, is convertible at the option of Dr. Shoenberger into restricted common stock of the Company at a conversion rate of $0.025 per share. By the terms of the convertible note, no additional interest was accrued during the fiscal year ended June 30, 2022 and 2021. The Company did not make any settlement arrangement to cure the default of the convertible note payable during the fiscal year ended June 30, 2022 and 2021.

In May 2020, the Company entered into a 12% convertible note arrangement with a shareholder in which the Company received total cash proceeds of $50,000. The noteholder was a previous 59% owner of Vital prior to the Company’s acquisition. As of June 30, 2021, the Company converted the previously outstanding convertible note payable and accrued interest into 560,000 shares of restricted common stock. Upon consummation of the Vital acquisition, the noteholder was issued 10,000,000 shares of restricted common stock in exchange for the equity interest in Vital. In addition, the significant shareholder provided working capital advances totaling approximately $58,000 during the year ended June 30, 2021, of which approximately $51,000 was due and payable as of June 30, 2021. There were no outstanding payables due to the aforementioned significant shareholder as of June 30, 2022.

Throughout several of the most recent fiscal years, the Company received working capital advances from a significant shareholder. In December 2020, the Company settled the then outstanding obligations due to the shareholder totaling approximately $69,000 via the issuance of 3,900,000 shares restricted common stock. As a result of the settlement, the Company recognized a fiscal 2021 loss of approximately $23,000 measured as the difference between the re-acquisition price of the debt (as measured by the estimated fair value of the restricted common stock issued) and the carrying cost of the debt on the date of settlement. The significant shareholder was the lessor of the Company’s operating lease as of June 30, 2021. As of June 30, 2021, the Company owed the significant shareholder/lessor approximately $23,000 related to tenant improvement payments made on behalf of the Company. There were no outstanding payables due to the aforementioned significant shareholder as of June 30, 2022.

During the previous periods the Company’s Chief Operating Officer (“COO”) and Director made working capital advances to the Company that were converted to a promissory note payable. The notes accrue interest at a rate of 6% per annum. As of June 30, 2022 and 2021, the Company owed the COO approximately $91,000 and $87,000, respectively.

During the fiscal year ended June 30, 2021, certain previously outstanding shareholder advances totaling approximately $72,000 were assumed by a third party as part of the RSB disposition as further discussed in Note 3.

Included in accounts payable is $328,846 and $74,375 of payables to related parties as of June 30, 2022 and June 30, 2021, respectively.

NOTE 8 – STOCKHOLDERS EQUITY

Common Shares

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

In April 2021, the Company sold to an investor 250 shares equivalent to 4.67% non-controlling interest in its wholly owned subsidiary, VBH Kentucky, Inc., for cash proceeds totaling $100,000.

In December 2021, the Company sold to an investor 500 shares equivalent to 8.93% non-controlling interest in its wholly owned subsidiary, VBH Georgia Inc. for cash proceeds totaling $100,000.

In December 2021, the Company sold to an investor 750 shares equivalent to 12.30% non-controlling interest in its wholly owned subsidiary, VBH Kentucky, Inc., for cash proceeds totaling $150,000.

Stock Payable

On September 2, 2021, the Company entered into certain Mutual Release and Settlement Agreement with Athens Common, LLC (“Athens Common”) to extinguish $31,310 of payables held by Athens Common. All parties agreed to a total exchange of 231,572 shares of common stock, par value $0.005 per share, as payment for the settlement along with $15,000 in cash. The shares were valued using the stock price $0.07 on the date of the agreement resulting in $16,210 recorded in equity as stock payable.

In March 2022, the Company issued the 231,572 shares of common stock valued at $16,210 which had been initially recorded in equity as stock payable.

Warrants

In August 2021, the Company issued a lender 1,000,000 warrants convertible into restricted shares of common stock at an exercise price of $0.005 per share for a period of five years. The Company recorded the fair value of the 1,000,000 warrants issued with debt at approximately $66,000 as a discount.

The following table summarizes the Company's warrant transactions during the years ended June 30, 2022 and 2021:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at June 30, 2020	-	$-
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2021	-	$-
Granted	1,000,000	0.005
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2022	1,000,000	$0.005

Warrants granted in the fiscal year ended June 30, 2022, were valued using the Black Scholes Model with the risk-free interest rate of 0.78%, expected life 5 years, expected dividend rate of 0% and expected volatility of 420.52%.

Preferred Stock

The total authorized preferred stock currently consists of Ten Million (10,000,000) shares, $0.01 par value. On April 15, 2022, Board of Directors has authorized the issuance of Two Million Five Hundred Thousand (2,500,000) shares of a new series of Preferred Stock that are convertible into Fifty Million (50,000,000) shares of Common Stock designated “Series A Preferred Stock,” for which the board of directors established the rights, preferences and limitations thereof.

The Series A Preferred Stock shall not be entitled to vote on any matters affecting holders of the Common Stock and shall not have any voting rights whatsoever, except as may be required by law with respect to any rights affecting the Series A Preferred Stock among the holders of that specific class and series of capital stock of the Company.

The Series A Preferred Stock shares shall not entitle a holder to receive any dividends whatsoever, irrespective of whether the holders of the Common Stock may be entitled to dividends.

The Series A Preferred Stock shares shall not have any rights whatsoever in the event of the voluntary or involuntary dissolution, liquidation, or winding up of the Company, and shall be subordinate in the relative rights of priority, if any, to each and every other class or series of capital stock of the Company, including, but not limited to, the Common Stock.

The holders of the Series A Preferred Stock shares shall have no preemptive right to purchase or otherwise acquire shares of any class or series of capital stock of the Company now or hereafter authorized.

On April 15, 2022, the Company sold to an investor, 100,000 shares, of the Series A Preferred Stock for cash proceeds totaling $100,000.

NOTE 9 – OPERATING LEASES

As of June 30, 2022, the Company, through its Vital subsidiaries, has the following a non-cancelable lease arrangement:

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

The following table summarizes the Company’s undiscounted cash payment obligations for its non-cancelable lease liabilities through the end of the expected term of the lease:

2022	$96,089
2023	16,082
2024	-
2025	-
2026	-
Total undiscounted cash payments	112,171
Less interest	(2,130)
Present value of payments	$110,041

The weighted average remaining term of the Company’s non-cancelable operating leases as of June 30, 2022, was approximately 7 months.

On January 14, 2021, the Company’s wholly owned subsidiary, United Product Development Corporation (the “Subsidiary”), a Nevada corporation, entered into a commercial lease (the “Lexington Lease”) with Athens Commons, LLC, a Kentucky limited liability company, for the lease of a 88,740 square foot building at 5532 Athens Boonsboro Road, Lexington, Kentucky. The Lexington Lease is for a 5-year term with options to renew for 2 additional 5-year terms. The effective beginning date of the Lexington Lease term was January 14, 2021. The Lexington Lease provided for minimum monthly rent of $50,000 for the first lease year and a 3% rental increase for each succeeding lease year. The Company was only obligated to pay $20,000 per month for up to the first six months until the property was re-zoned and licensed for the Company’s planned rehabilitation operations. The Company also had an option to cancel the lease during the first six months if it was unable to obtain re-zoning approval and applicable regulatory licensing. On May 20, 2021, the Company terminated the Lexington Lease due to zoning and licensing challenges associated with the facility.

The total lease expense incurred during the year ended June 30, 2021, inclusive of the cancelled Lexington Lease, was $91,825.

NOTE 10 – GOODWILL

In February 2021, through a Stock Exchange Agreement (“Exchange Agreement”) in which 100% of the outstanding shares of Vital Behavioral Health Inc. (“Vital”) were acquired via the issuance of 16,840,000 shares of restricted common stock, the Company acquired the assets and assumed the liabilities of Vital and its two wholly owned subsidiaries: VBH Frankfort LLC (“VBHF”) and VSL Frankfort LLC (“VSLF”). The Company did not incur material acquisition costs associated with the Exchange Agreement. Under the acquisition method for the completion of the Vital business combination, the purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of assets and liabilities acquired of $416,981 was recorded as goodwill.

The following table summarizes the Company's carrying amount of goodwill during the years ended June 30, 2022, and fiscal year ended June 30, 2021:

Goodwill
Balance at June 30, 2020	$-
Acquisition	416,981
Impairment	-
Balance at June 30, 2021	$416,981
Acquisition	-
Impairment	-
Balance at June 30, 2022	$416,981

During each fiscal year, we periodically assessed whether any indicators of impairment existed which would require us to perform an interim impairment review. As of each interim period end during each fiscal year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our reporting units below their carrying values. We performed our annual test of goodwill for impairment as of June 30, 2022. The results of the goodwill impairment test indicated that the fair values of reporting unit were in excess of the carrying value, and, thus, we did not require an impairment charge.

NOTE 11 – INCOME TAXES

Income (loss) before provision (benefit) for income taxes consists of the following:

	June 30, 2022	June 30, 2021
United States	$(1,300,623)	$(741,563)
Total income (loss) before provision (benefit) for income taxes	$(1,300,623)	$(741,563)

The provision (benefit) for income taxes consists of the following:

	June 30, 2022	June 30, 2021
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(247,611)	(16,863)
State	-	-
Change in valuation allowance	247,611	16,863
Total deferred	-	-
Total provision (benefit) for income taxes	$-	$-

The provision (benefit) for income tax differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

	June 30, 2022	June 30, 2021
Statutory federal income tax rate	21.0%	21.0%
State tax provision	-	-
Change in valuation allowance	(19.0)	13.0)
Permanent differences – Insolvency Exclusion	(2.0)	(8.0)
Total provision for income taxes	-%	-%

As of June 30, 2022 and 2021, the net deferred tax asset consisted of the following:

	June 30, 2022	June 30, 2021
Deferred tax assets:
Fixed assets	$-	$1,407
Accrued expenses	-	3,150
Lease liability	23,109	8,914
Start-up expenditures	425,830	232,123
Net operating loss carryforwards	73,139	-
Total gross deferred tax assets	522,078	245,594
Less valuation allowance	(484,291)	(236,680)
Total deferred tax assets	37,787	8,914

Deferred tax liabilities:
Fixed assets	(14,985)	-
Right-of-use asset	(22,802)	(8,914)
Total deferred tax liabilities	(37,787)	(8,914)

Net deferred tax asset/(liability)	$-	$-

Valuation allowances are established when necessary to reduce deferred tax assets, including temporary differences and net operating loss carryforwards, to the amount expected to be realized in the future. The Company had cumulative losses from continuing operations in the U.S. for the four-year period ended June 30, 2022. The Company considered this negative evidence along with all other available positive and negative evidence and concluded that, as of June 30, 2022, it is more likely than not that the Company’s U.S. deferred tax assets will not be realized. As of June 30, 2022, a full valuation allowance of $484,291 has been recognized since it is more likely than not, the deferred tax assets will not be utilized prior to expiration based on the information currently available to management. A reconciliation of the beginning and ending amount of the valuation allowance is as follows:

	June 30, 2022	June 30, 2021
Valuation allowance at beginning of year	$236,680	$253,543
Change in valuation allowance	247,611	(16,863)
Valuation allowance at end of year	$484,291	$236,680

On December 31, 2020, the Company discontinued its RSB operations, whereby 100% of the issued and outstanding common stock of RSB was assigned to RSB’s co-founder. As of December 31, 2020, all of the Company’s net operating losses were generated by RSB and had not been utilized, and the net operating losses were retained by RSB after the Company discontinued its RSB operations. The $251,164 gain on sale from discontinued operations is net of $0 tax expense. As of June 30, 2022, the Company had a federal net operating loss carryforwards of $348,280 and did not have a state net operating loss carryforwards.

The Company estimates the impact of a tax position recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of June 30, 2022, the Company had no liability for unrecognized tax benefits.

The Company files U.S. and California tax returns, with various statutes of limitation. As of June 30, 2022, the tax returns for fiscal year 2014 through fiscal year 2022 remain subject to examination. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. As of June 30, 2022, there are no income tax returns currently under audit

NOTE 12 – SUBSEQUENT EVENTS

On August 30, 2022, the Company sold to an investor, 50,000 shares, of the Series A Preferred Stock for cash proceeds totaling $50,000.

Acquisition

On December 30, 2022, the Company’s wholly owned subsidiary, United Product Development Corp., a Nevada corporation (“United Product”), completed an Asset Purchase Agreement with Hall Global, LLC , a Texas Limited Liability Company (“Hall Global”), providing for United Product’s purchase of the following assets from Hall Global: (a) Tooling consisting of all models, designs, drawings, molds, dies, casting, and tooling; and (b) Equipment consisting of several furniture, fixtures, and equipment, but not to include certain Excluded Assets consisting of monies, vendor accounts, intellectual property, certain equipment, and inventory. United Product intention is to utilize the purchased assets to develop, manufacture, and sell beverage products. The Agreement was approved by our Board of Directors.

 The Purchase Price to be paid by United Product is $3,750,000 and consists of: (a) $1,250,000 of our Common Stock Shares valued at a fixed price of $0.025 per Share; and (b) a $2,500,000 secured promissory note payable by United Product to Hall Global.

 The secured promissory note provides for repayment by: (a) a payment of principal and 12% interest of $1,000,000 and $225,000, respectively, on December 31, 2023; and (b) a payment of principal and 12% interest of $1,500,00 and $135,000, respectively, on December 31, 2024. The Agreement is subject to respective representations by United Product and Hall Global and a mutual indemnification provision holding harmless the respective counterparty to the transaction.

The secured promissory note is further subject to a Security Agreement providing that United Product secures the Principal Sum of $2,500,000 with collateral consisting of: (a) all of the United Product’s right, title and interest in and to the Purchased Assets; and (b) all proceeds and replacements of the Purchased Assets and any after acquired property.

Additionally, Hall Global agrees to a 1 year non-complete to not engage in any activity that competes with United Product

Disposition

On December 31, 2022, the Company and its subsidiary, Vital Behavioral Health Inc., a Nevada corporation (“Vital Health”), entered into settlement agreements and assignments of stock with Gary Plichta and Samuel Kesaris (the “Investors”), whereby the Investors extinguished all of the Company’s and Vital Health’s debts and obligations to the Investors, totaling in excess of $400,000, plus interest, in exchange for all of Vital Health’s ownership in VBH Kentucky Inc., a Nevada corporation and previously majority held subsidiary of Vital Health (“VBHK”).

Legal

On November 17, 2022, the following complaint was filed against the Company alleging breaches of contract in connection with a $500,000 promissory note between Corey Shader and UPD Holding Corp: Shader v. UPD Holding Corp. et al (2nd Judicial District, Nevada, Washoe County; Case No. CV22-02026). On February 14, 2023, the Clerk of the Court entered an Application for Entry of Default of the remaining balance due of $150,000 plus interest and fees.

Item 9 - Changes in Disagreements with Accountants and Financial Disclosure

None

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022 our disclosure controls and procedures were not effective due to the size and nature of the existing business operation. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

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

Management conducted an evaluation of the effectiveness, as of June 30, 2022, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that, as of June 30, 2022, our internal controls over financial reporting were not effective due to the size and nature of the existing business operation for the following reasons: lack of segregation of duties; lack of multiple levels of review; insufficient written policies and procedures for accounting and financial reporting; and lack of an independent director or audit committee. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. As a result of the size of the current organization, there will not be significant levels of supervision, review, independent directors nor formal audit committee.

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

Name	Age	Position	Director Since
Mark W. Conte	60	CEO/CFO, Director	March 16, 2015
Patrick Ogle	43	Chief Operating Officer, Director, General Counsel	February 16, 2021***
Dr. George Shoenberger	47	Director	January 1, 2021
Kevin J. Pikero	64	Chief Financial Officer, Director	March 16, 2015*
Andrew D. Smith	61	Director	March 16, 2015**

*Kevin J. Pikero resigned as CFO/Director on February 16, 2021. As disclosed on Form 8-K, Kevin J. Pikero’s resignation was not due to any disagreement with us or our management regarding or operations, policies or practices. **Andrew D. Smith resigned on December 31, 2020. As disclosed on Form 8-K Andrew D. Smith’s resignation was not due to any disagreement with us or our management regarding or operations, policies or practices. ***Patrick Ogle resigned as our Chief Operating Officer (“COO”) and Director on December 31, 2022. As disclosed on Form 8-K Patrick Ogle’s resignation was not due to any disagreement with us or our management regarding or operations, policies or practices.

Current Officers/Directors

Mark W. Conte

Mark W. Conte has been our Chief Executive Officer/Director since March 16, 2015 and our Chief Financial Officer since February 16, 2021. He is a business professional and entrepreneur in Reno, Nevada with over 35 years of experience in marketing and operations in the health, nutraceutical, technology, agricultural sciences, and banking industries. Mr. Conte is a co-founder of iMetabolic Corp and its President. Mr. Conte was a co-founder/ co-Managing Member of International Metabolic Institute LLC, which developed the “iMetabolic” brand and an initial line of dietary and nutraceutical products. Prior thereto, Mr. Conte was: a Partner in 1Globe Wireless, Inc.; the B2B Sales Manager for AT&T Wireless; Managing Director and Manager of Operations for Perten Instruments; Vice President of Marketing for AIQ Systems, Inc.; and as a Corporate Banking Specialist and Foreign Exchange Representative for Valley Bank of Nevada. Mr. Conte received a B.S. in Finance from the University of Nevada at Reno in 1984.

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

Employment Contracts

Effective as of July 1, 2021, we entered into 12 month   consulting agreements with CEO Mark Conte and COO Patrick Ogle, providing for compensation of $5,000 per month to each officer for public company administration and behavioral health treatment facility operations

No directors were compensated in Fiscal Years 2020 or 2021. We do not currently have a formal plan for compensating our directors.

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

The following table sets forth the compensation awarded to, earned by, or paid to each named executive officer during each of the fiscal years ended June 30, 2022, and 2021.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark W. Conte (1)	2022	--	--	--	--	--	--	$60,000	$60,000
Chief (Principal) Executive Officer/Chief Financial Officer/ Director	2021	--	--	--	--	--	--	--	--
Patrick Ogle	2022	--	--	--	--	--	--	$60,000	$60,000
Chief Operating Officer	2021	--	--	--	--	--	--	--	--
Kevin J. Pikero (1) *	2022	--	--	--	--	--	--	--	--
Former Chief (Principal) Financial Officer and Director	2021	--	--	--	--	--	--	--	--

*Kevin J. Pikero resigned as CFO/Director on February 16, 2021.

Effective as of July 1, 2021, we entered into 12 month consulting agreements with CEO Mark Conte and COO Patrick Ogle, providing for compensation of $5,000 per month to each officer for public company administration and behavioral health treatment facility operations

Director Compensation

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2023, certain information regarding beneficial ownership of our capital stock according to the information supplied to us, that were beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of each class of the Company’s outstanding voting stock, (ii) each director, (iii) each named executive officer identified in the Summary Compensation Table, and (iv) all named executive officers and directors as a group.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. There are not any pending or anticipated arrangements that may cause a change in control.

Name and Address of Beneficial Owner (1)	Amount Nature of Direct Beneficial Ownership (Common Stock Shares)	Percentage of Common Stock (1) (2)
Officers and Directors
Mark W. Conte Chief (Principal) Executive Officer/Director	12,189,369	6.3
Patrick E. Ogle Chief Operating Officer & Director	14,034,893	7.2
G. Deacon Shoenberger Director	10,346,931	5.3
All Officers/Directors as a Group	36,571,193	18.8
Over 5% Holders
Jesse Corletto	12,000,000	6.2
Terie Ogle	10,000,000	5.1
Gary Plitchta 10655 Versailles Blvd Wellington, Florida 33449	20,000,000	10.3
Samuel Kesaris 2186 SW Destin Drive Port Saint Lucie, Florida 34952	10,560,000	5.4
Philip Kesaris 7 Bradenton Court Gaithersburg, Maryland 20878	10,000,000	5.1

(1) Applicable percentage of ownership is based on 194,982,479 shares of common stock outstanding as of February 1, 2023, together with securities exercisable or convertible into 9,716,000 shares of common stock within sixty (60) days of June 30, 2022, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of June 30, 2022, are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Currently none of the officers or directors of the Company hold options or warrants of the Company. The business address of each person named as an officer or director is 75 Pringle Way, 8th Floor, Suite 804 Reno, Nevada 89502/

(2)	Share percentages reflect single digit rounding.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Apart from the transactions described below, we do not have any transactions during fiscal years 2021 and 2020 with any director, director nominee, executive officer, security holder known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $150,000.

During the fiscal year ended June 30, 2022, our Chief Executive Officer (“CEO”) provided us with approximately $77,000 to meet our on-going operating expense obligations and deferred $40,000 of compensation which is included in accounts payable at June 30, 2022. As of June 30, 2022, and 2021, we had 6% promissory note due to the CEO inclusive of accrued interest totaling approximately $47,000 and $41,000, respectively. Additionally, our CEO provided cash proceeds in the amount of $15,000 in September 2016 under a convertible note arrangement. The note matured in 2018 and remains outstanding. As of June 30, 2022, and 2021, the principal and interest due under the convertible note approximated $31,000 and $31,000, respectively. The note, along with accrued interest, is convertible into restricted common stock at rate of $0.0125 per share at the option of our CEO. Pursuant to the terms of the convertible note, no additional interest was accrued during the fiscal years ended June 30, 2022 and 2021.

During the fiscal year ended June 30, 2022, our Chief Operating Officer/Director provided us with approximately $10,000 to meet our on-going operating expense obligations and deferred $40,000 of compensation which is included in accounts payable at June 30, 2022. As of June 30, 2022, and 2021, we had a 6% promissory note due to the COO inclusive of accrued interest totaling approximately $91,000 and $87,000, respectively

Effective December 31, 2020, Dr. George D. Shoenberger was appointed as our Board member. As of the date of his appointment and through June 30, 2022, Dr. Shoenberger held a convertible note payable with us issued in 2016 with an initial principal balance of $50,000. As of June 30, 2022, and 2021, the outstanding principal and accrued interest balance due under the convertible note agreement totaled $100,000 and $100,000, respectively. The note, along with accrued interest, is convertible at Dr. Shoenberger’s option into our restricted common stock at a conversion rate of $0.025 per share. We did not cure the default of the convertible note payable during the fiscal years ended June 30, 2022, and 2021.

During the fiscal year ended June 30, 2022, we received approximately $136,000 working capital advances from a significant shareholder to meet our on-going operating expense obligations. The significant shareholder is the lessor of our operating lease. As of June 30, 2021, we owed the significant shareholder/lessor approximately $23,000 related to tenant improvement payments made on our behalf. As of June 30, 2022, and 2021, we owed the significant shareholder an amount, which is included in accounts payable, totaling approximately $159,000 and $23,000, respectively.

A significant shareholder provided working capital advances totaling approximately $58,000 during the year ended June 30, 2021 of which approximately $51,000 was due and payable as of June 30, 2021. During the fiscal year ended June 30, 2022, we paid approximately $48,000 against the payable. As of June 30, 2022, and 2021, we owed the significant shareholder an amount, which is included in accounts payable, totaling approximately $3,000 and $51,000, respectively.

In December 2021, the Company sold to an investor 500 shares equivalent to 8.93% non-controlling interest in its wholly owned subsidiary, VBH Georgia Inc. for cash proceeds totaling $100,000 and in April 2021, 250 shares equivalent to 4.67% non-controlling interest in its wholly owned subsidiary, VBH Kentucky, Inc., for cash proceeds totaling $100,000. The non-controlling interest holder also purchased 100,000 shares of Series A Preferred Stock for cash proceeds totaling $100,000 in April 2022 and entered into $100,000 12% convertible note payable with us in March 2021. The convertible note matured in March 2022 and is convertible into restricted common stock at $0.05 per share. As of June 30, 2022, the note had not been converted.

In December 2021, the Company sold to an investor 750 shares equivalent to 12.30% non-controlling interest in its wholly owned subsidiary, VBH Kentucky, Inc., for cash proceeds totaling $150,000.

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

The following table summarizes the aggregate fees billed to us by our registered independent auditor in relation to the audits and quarterly reviews of the Company for the fiscal years ended June 30, 2022 and 2021:

Fee Category	Year Ended June 30, 2022	Year Ended June 30, 2021
Audit Fees (1)	$52,000	$60,000
Audit-Related Fees (2)	$ -	$ -
Tax Fees (3)	$5,000	$ -
All Other Fees (4)	$ -	$ -

(1)	Audit Fees. Audit fees include fees for professional services performed for the audit of our annual consolidated financial statements, review of quarterly consolidated financial statements included in our SEC filings, and assistance and issuance of consents associated with other SEC filings.

(2)	Audit-Related Fees. Audit-related fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance consulting on financial accounting/reporting standards.

(3)	Tax Fees. Tax fees primarily include professional services performed with respect to preparation of our federal and state tax returns for our consolidated subsidiaries.

(4)	All Other Fees. All other fees include products and services provided, other than the services reported comprising Audit Fees, Audit Related Fees and Tax Fees.

The Board of Directors has reviewed the services provided by WSRP for the fiscal years ended June 30, 2022 and 2021 and the amounts billed for such services and after consideration, have determined that the receipt of these fees is compatible with the provision of independent audit services. The Board has discussed these services and fees with its registered independent audit firm and Company management to determine that they are appropriate under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as under guidelines of the American Institute of Certified Public Accountants.

Pre-Approval Policies and Procedures

The entire Board of Directors acts as our Audit Committee. The Board of Directors does not have a financial expert serving on its committee at this time due to our size and nature.

All audit and non-audit services are pre-approved by the Board of Directors which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Board of Directors pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm.  The Board of Directors have also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies.  The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.  The Board of Directors have considered the role of WSRP in providing services to us for the fiscal years ended June 30, 2022 and 2021 and has concluded that such services are compatible with such firm’s independence.

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

UPD HOLDING CORP.

Date: April 5, 2023	By:	/s/ Mark W. Conte
Mark W. Conte
Chief Executive Officer
(Principal Executive Officer)

Date: April 5, 2023	By:	/s/ Mark W. Conte
Mark W. Conte
Chief Financial Officer
(Principal Financial Officer/Chief Accounting Officer)

Date: April 5, 2023	By:	/s/ Patrick E. Ogle
Patrick E. Ogle
Chief Operations Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark W. Conte	Chief Executive Officer, Director	April 5, 2023
Mark W. Conte	(Principal Executive Officer)

/s/ Mark W. Conte	Chief Financial Officer/ Chief Accounting Officer Director	April 5, 2023
Mark W. Conte	(Principal Financial Officer)

/s/ Patrick E. Ogle	Chief Operating Officer//Director	April 5, 2023
Patrick Ogle

/s/ G. Deacon Sheonberger	Director	April 5, 2023
Deacon Shoenberger

